Form 10-Q
period 2012-03-31
FIRSTMERIT CORP /OH/
filed 2012-05-04
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
COMMISSION FILE NUMBER 0-10161
_______________________________________________
FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________

OHIO	34-1339938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
44308-1103
(Address of principal executive offices, zip code)

(330) 996-6300
(Registrant's telephone number, including area code)
_______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2012, 109,652,817 shares of common stock, without par value, were outstanding.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited, except December 31, 2011, which is derived from the audited financial statements)	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Cash and due from banks	$188,789	$219,256	$168,528
Interest-bearing deposits in banks	301,196	158,063	470,253
Total cash and cash equivalents	489,985	377,319	638,781
Investment securities
Held-to-maturity	100,840	82,764	65,923
Available-for-sale	3,491,647	3,353,553	3,362,751
Other investments	140,713	140,726	160,818
Loans held for sale	42,447	30,077	13,443
Noncovered loans:
Commercial	5,220,051	5,107,747	4,565,376
Residential mortgage	428,950	413,664	399,380
Installment	1,259,930	1,263,665	1,282,170
Home equity	739,548	743,982	736,947
Credit cards	140,618	146,356	141,864
Leases	74,112	73,530	60,487
Total noncovered loans	7,863,209	7,748,944	7,186,224
Allowance for noncovered loan losses	(103,849)	(107,699)	(114,690)
Net noncovered loans	7,759,360	7,641,245	7,071,534
Covered loans (includes loss share receivable of $171.1 million, $205.7 million and $266.0 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.)	1,378,150	1,497,140	1,870,255
Allowance for covered loan losses	(41,070)	(36,417)	(28,405)
Net covered loans	1,337,080	1,460,723	1,841,850
Net loans	9,096,440	9,101,968	8,913,384
Premises and equipment, net	188,347	192,949	192,630
Goodwill	460,044	460,044	460,044
Intangible assets	7,756	8,239	9,868
Covered other real estate (includes loss share receivable of $0.7 million, $1.3 million and $7.9 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively)	56,411	54,505	58,688
Accrued interest receivable and other assets	596,188	639,558	590,179
Total assets	$14,670,818	$14,441,702	$14,466,509
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,136,595	$3,030,225	$2,925,088
Interest-bearing	1,119,102	1,062,896	815,593
Savings and money market accounts	5,742,547	5,595,409	5,188,815
Certificates and other time deposits	1,649,921	1,743,079	2,466,450
Total deposits	11,648,165	11,431,609	11,395,946
Federal funds purchased and securities sold under agreements to repurchase	928,760	866,265	952,995
Wholesale borrowings	176,611	203,462	325,046
Accrued taxes, expenses, and other liabilities	333,177	374,413	272,565
Total liabilities	13,086,713	12,875,749	12,946,552
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: March 31, 2012, December 31, 2011 and March 31, 2011 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	484,491	479,882	488,770
Accumulated other comprehensive loss	(22,172)	(23,887)	(25,765)
Retained earnings	1,144,210	1,131,203	1,091,160
Treasury stock, at cost: March 31, 2012 -5,935,169 shares; December 31, 2011 - 5,870,923 shares; March 31, 2011 - 6,387,924 shares	(150,361)	(149,182)	(162,145)
Total shareholders’ equity	1,584,105	1,565,953	1,519,957
Total liabilities and shareholders’ equity	$14,670,818	$14,441,702	$14,466,509
The accompanying notes are an integral part of the consolidated financial statements.
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)	Quarters Ended March 31,
(Unaudited)	2012	2011
Interest income:
Loans and loans held for sale	$103,082	$114,555
Investment securities
Taxable	22,418	21,485
Tax-exempt	3,580	3,195
Total investment securities interest	25,998	24,680
Total interest income	129,080	139,235
Interest expense:
Deposits:
Demand-interest bearing	247	184
Savings and money market accounts	5,103	7,845
Certificates and other time deposits	3,524	6,827
Securities sold under agreements to repurchase	268	915
Wholesale borrowings	1,151	1,640
Total interest expense	10,293	17,411
Net interest income	118,787	121,824
Provision for noncovered loan losses	8,129	17,018
Provision for covered loan losses	5,932	5,331
Net interest income after provision for loan losses	104,726	99,475
Other income:
Trust department income	5,627	5,514
Service charges on deposits	14,409	14,910
Credit card fees	10,180	12,207
ATM and other service fees	3,790	2,917
Bank owned life insurance income	3,056	5,241
Investment services and insurance	2,247	2,447
Investment securities gains, net	260	—
Loan sales and servicing income	6,691	2,785
Other operating income	5,466	6,735
Total other income	51,726	52,756
Other expenses:
Salaries, wages, pension and employee benefits	63,973	59,871
Net occupancy expense	8,592	8,594
Equipment expense	7,104	6,836
Stationery, supplies and postage	2,143	2,705
Bankcard, loan processing and other costs	7,653	7,562
Professional services	3,352	5,793
Amortization of intangibles	483	543
FDIC expense	3,720	4,366
Other operating expense	16,748	18,175
Total other expenses	113,768	114,445
Income before income tax expense	42,684	37,786
Income tax expense	12,340	10,226
Net income	$30,344	$27,560
Other comprehensive income, net of taxes
Changes in unrealized securities' holding gains and losses	$1,884	$338
Reclassification for realized securities' gains	(169)	—
Total other comprehensive gain, net of taxes	1,715	338
Comprehensive income	$32,059	$27,898
Net income applicable to common shares	$30,344	$27,560
Net income used in diluted EPS calculation	$30,344	$27,560
Weighted average number of common shares outstanding - basic	109,211	108,769
Weighted average number of common shares outstanding - diluted	109,211	108,770
Basic earnings per share	$0.28	$0.25
Diluted earnings per share	$0.28	$0.25
Dividend per share	$0.16	$0.16
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
(Unaudited)
Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	27,560	—	27,560
Cash dividends - common stock ($0.16 per share)	—	—	—	—	—	(17,300)	—	(17,300)
Nonvested (restricted) shares granted (8,000 shares)	—	—	—	(171)	—	—	171	—
Restricted stock activity (90,706 shares)	—	—	—	139	—	—	(1,696)	(1,557)
Deferred compensation trust (8,670 decrease in shares)	—	—	—	34	—	—	(34)	—
Share-based compensation	—	—	—	3,201	—	—	—	3,201
Net unrealized gains on investment securities, net of taxes	—	—	—	—	338	—	—	338
Balance at March 31, 2011	$—	$127,937	$—	$488,770	$(25,765)	$1,091,160	$(162,145)	$1,519,957
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—	—	—	—	30,344	—	30,344
Cash dividends - common stock ($0.16 per share)	—	—	—	—	—	(17,337)	—	(17,337)
Nonvested (restricted) shares granted (5,200 shares)	—	—	—	(126)	—	—	126	—
Restricted stock activity (69,446 shares)	—	—	—	574	—	—	(1,313)	(739)
Deferred compensation trust (52,891 increase in shares)	—	—	—	(8)	—	—	8	—
Share-based compensation	—	—	—	4,169	—	—	—	4,169
Net unrealized gains on investment securities, net of taxes	—	—	—	—	1,715	—	—	1,715
Balance at March 31, 2012	$—	$127,937	$—	$484,491	$(22,172)	$1,144,210	$(150,361)	$1,584,105
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
(Unaudited)
Operating Activities
Net income	$30,344	$27,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,061	22,349
Depreciation and amortization	5,692	5,738
Benefit attributable to FDIC loss share	4,899	15,179
Accretion of acquired loans	(21,484)	(34,698)
Accretion income for lease financing	(709)	(650)
Amortization and accretion of securities, net
Available for sale	3,760	3,909
Other	13	—
Gain on sales and calls of investment securities, net
Available for sale	(260)	—
Originations of loans held for sale	(194,576)	(100,995)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	183,778	131,320
Gains on sales of loans, net	(1,572)	(2,428)
Amortization of intangible assets	483	543
Net change in assets and liabilities
Interest receivable	(3,398)	(415)
Interest payable	(565)	(726)
Prepaid assets	(1,428)	(131)
Bank owned life insurance	(3,056)	(1,183)
Employee pension liability	1,869	1,157
Other assets and liabilities	3,714	(20,725)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,565	45,804
Investing Activities
Proceeds from sales of securities
Available for sale	94,865	—
Proceeds from prepayments, calls, and maturities
Available for sale	218,006	262,261
Held to maturity	1,591	5,992
Other	—	12
Purchases of securities
Available for sale	(443,434)	(600,170)
Held to maturity	(19,620)	(11,952)
Other	—	(79)
Net decrease in loans and leases	6,659	130,770
Purchases of premises and equipment	(1,090)	(502)
NET CASH USED BY INVESTING ACTIVITIES	(143,023)	(213,668)
Financing Activities
Net increase in demand accounts	162,576	81,727
Net increase in savings and money market accounts	147,138	377,031
Net decrease in certificates and other time deposits	(93,158)	(330,818)
Net increase in securities sold under agreements to repurchase	62,495	175,410
Net decrease in wholesale borrowings	(26,851)	(961)
Cash dividends - common	(17,337)	(17,300)
Restricted stock activity	(739)	(1,557)
NET CASH PROVIDED BY FINANCING ACTIVITIES	234,124	283,532
Increase in cash and cash equivalents	112,666	115,668
Cash and cash equivalents at beginning of period	377,319	523,113
Cash and cash equivalents at end of period	$489,985	$638,781
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$6,788	$10,099
Federal income taxes	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited) (Dollars in thousands except per share data)

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of March 31, 2012 and 2011 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

There have been no significant changes to the Corporation’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Adopted and Issued Accounting Standards -

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. ASU 2011-03 is effective prospectively for all transactions or modifications of existing transactions that occur on or after January 1, 2012. ASU 2011-03 did not have a significant impact on the Corporation's consolidated financial statements.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment was issued as result of an effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). While ASU 2011-04 is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands the disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IRFS No. 13. Many of the requirements for the amendments in ASU 2011-04 do not result in a change in the application of the requirements in ASC 820. ASU 2011-04 was effective for the Corporation on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a significant impact on the Corporation's consolidated financial statements. The newly required disclosures are incorporated into Note 11 (Fair Value Measurement).

FASB ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. As originally issued, ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement was deferred by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-05 was effective for the Corporation on a retrospective basis beginning in the quarter ended March 31, 2012. The adoption of ASU 2011-05 did not have an impact on the Corporation's financial statements as the Corporation reports comprehensive income in a single continuous statement with all of the components required by ASU 2011-05.

FASB ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 amends the guidance in ASC 350-20 on testing goodwill for impairment and provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the entity determines that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, the entity would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Corporation has not had to test goodwill for impairment since ASU 2011-08 became effective for the Corporation, January 1, 2012. ASU 2011-08 is not expected to have a significant impact on the Corporation's consolidated financial statements.

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends the guidance in ASC 210, Balance Sheet, to require an entity to disclose information about offsetting and related arrangements to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation has not completed evaluating the impact of ASU 2011-11 on its consolidated financial statements.

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

Additional information on these three acquisitions can be found in Note 4 (Loans), Note 6 (Goodwill and Intangible Assets) and Note 11 (Fair Value Measurement).

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

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$35,340	$115	$—	$35,455
U.S. States and political subdivisions	365,543	21,733	(751)	386,525
Residential mortgage-backed securities:
U.S. government agencies	1,401,241	53,388	(213)	1,454,416
Commercial mortgage-backed securities:
U.S. government agencies	27,689	34	(60)	27,663
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,226,260	25,046	(2)	1,251,304
Non-agency	41,741	91	—	41,832
Commercial collateralized mortgage-backed securities:
U.S. government agencies	147,214	675	(534)	147,355
Corporate debt securities	158,019	955	(15,185)	143,789
Total debt securities	3,403,047	102,037	(16,745)	3,488,339
Marketable equity securities	3,308	—	—	3,308
Total securities available for sale	$3,406,355	$102,037	$(16,745)	$3,491,647
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$100,840	$3,025	$—	$103,865
Total securities held to maturity	$100,840	$3,025	$—	$103,865

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$122,711	$358	$—	$123,069
U.S. States and political subdivisions	334,916	22,865	(50)	357,731
Residential mortgage-backed securities:
U.S. government agencies	1,407,345	53,129	(131)	1,460,343
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,115,832	22,058	(55)	1,137,835
Non-agency	43,225	82	—	43,307
Commercial collateralized mortgage-backed securities:
U.S. government agencies	127,624	1,648	(145)	129,127
Corporate debt securities	115,947	276	(17,381)	98,842
Total debt securities	3,267,600	100,416	(17,762)	3,350,254
Marketable equity securities	3,299	—	—	3,299
Total securities available for sale	$3,270,899	$100,416	$(17,762)	$3,353,553
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$82,764	$2,348	$—	$85,112
Total securities held to maturity	$82,764	$2,348	$—	$85,112

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$409,090	$549	$(248)	$409,391
U.S. States and political subdivisions	292,531	5,468	(1,271)	296,728
Residential mortgage-backed securities:
U.S. government agencies	1,464,666	49,591	(1,737)	1,512,520
Residential collateralized mortgage-backed securities:
U.S. government agencies	999,719	16,194	(2,557)	1,013,356
Non-agency	77,517	97	(5)	77,609
Corporate debt securities	61,448	—	(12,140)	49,308
Total debt securities	3,304,971	71,899	(17,958)	3,358,912
Marketable equity securities	3,839	—	—	3,839
Total securities available for sale	$3,308,810	$71,899	$(17,958)	$3,362,751
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$65,923	$1,980	$—	$67,903
Total securities held to maturity	$65,923	$1,980	$—	$67,903

Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheets.

	March 31, 2012	December 31, 2011	March 31, 2011
FRB stock	$21,003	$21,003	$20,804
FHLB stock	119,145	119,145	139,398
Other	565	578	616
Total other investments	$140,713	$140,726	$160,818

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $1.9 billion, $1.9 billion and $2.2 billion as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	March 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$—	$—	—	$—	$—	—	$—	$—
U.S. States and political subdivisions	26,915	(751)	39	—	—	—	26,915	(751)
Residential mortgage-backed securities:
U.S. government agencies	40,036	(213)	4	—	—	—	40,036	(213)
Commercial mortgage-backed securities:
U.S. government agencies	12,329	(60)	2	—	—	—	12,329	(60)
Residential collateralized mortgage-backed securities:
U.S. government agencies	4,322	(2)	1	—	—	—	4,322	(2)
U.S. non agencies	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	64,435	(534)	6	—	—	—	64,435	(534)
Corporate debt securities	33,250	(342)	12	46,657	(14,843)	8	79,907	(15,185)
Total temporarily impaired securities	$181,287	$(1,902)	64	$46,659	$(14,843)	9	$227,946	$(16,745)

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. States and political subdivisions	$5,249	$(50)	6	$—	$—	—	$5,249	$(50)
Residential mortgage-backed securities:
U.S. government agencies	40,020	(129)	4	149	(2)	1	40,169	(131)
Residential collateralized mortgage-backed securities:
U.S. government agencies	58,337	(102)	7	—	—	—	58,337	(102)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	19,892	(98)	1	—	—	—	19,892	(98)
Corporate debt securities	24,846	(127)	8	44,234	(17,254)	8	69,080	(17,381)
Total temporarily impaired securities	$148,344	$(506)	26	$44,385	$(17,256)	10	$192,729	$(17,762)

	March 31, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$153,756	$(248)	11	$—	$—	—	$153,756	$(248)
U.S. States and political subdivisions	55,412	(1,248)	94	660	(23)	1	56,072	(1,271)
Residential mortgage-backed securities:
U.S. government agencies	243,316	(1,734)	20	173	(3)	1	243,489	(1,737)
Residential collateralized mortgage-backed securities:
U.S. government agencies	387,309	(2,562)	26	—	—	—	387,309	(2,562)
Corporate debt securities	—	—	—	49,308	(12,140)	8	49,308	(12,140)
Total temporarily impaired securities	$839,793	$(5,792)	151	$50,141	$(12,166)	10	$889,934	$(17,958)

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

As of March 31, 2012, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2%0% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at March 31, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Realized Gains and Losses

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Quarter ended March 31,
	2012	2011
Proceeds	$94,865	$—
Realized gains	260	—
Realized losses	—	—
Net securities gains	$260	$—

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2012. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government agency debentures	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S govt. agency obligations	Commercial mortgage-backed securities - U.S govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non - U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$35,455	$8,808	$4,408	$—	$51,403	$—	$—	$—	$100,074	2.98%
Over one year through five years	—	25,781	1,291,288	5,067	1,174,567	41,832	54,273	23,976	2,616,784	2.75%
Over five years through ten years	—	186,676	158,720	22,596	25,334	—	93,082	73,156	559,564	3.34%
Over ten years	—	165,260	—	—	—	—	—	46,657	211,917	41.60%
Fair Value	$35,455	$386,525	$1,454,416	$27,663	$1,251,304	$41,832	$147,355	$143,789	$3,488,339	2.94%
Amortized Cost	$35,340	$365,543	$1,401,241	$27,689	$1,226,260	$41,741	$147,214	$158,019	$3,403,047
Weighted-Average Yield	0.73%	5.39%	3.10%	0.59%	2.43%	0.52%	2.47%	1.85%	2.94%
Weighted-Average Maturity	0.65	10.21	3.60	5.98	3.36	2.35	6.02	9.60	4.58
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$40,713	$—	$—	$—	$—	$—	$—	$40,713	1.53%
Over one year through five years	—	15,098	—	—	—	—	—	—	15,098	4.52%
Over five years through ten years	—	5,204	—	—	—	—	—	—	5,204	5.46%
Over ten years	—	42,850	—	—	—	—	—	—	42,850	7.16%
Fair Value	$—	$103,865	$—	$—	$—	$—	$—	$—	$103,865	4.49%
Amortized Cost	$—	$100,840	$—	$—	$—	$—	$—	$—	$100,840
Weighted-Average Yield	—%	4.49%	—%	—%	—%	—%	—%	—%	4.49%
Weighted-Average Maturity	—	6.42	—	—	—	—	—	—	6.42

4.    Loans

Total noncovered and covered loans outstanding as of March 31, 2012, December 31, 2011 and March 31, 2011 were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Commercial	$5,220,051	$5,107,747	$4,565,376
Residential mortgage	428,950	413,664	399,380
Installment	1,259,930	1,263,665	1,282,170
Home equity	739,548	743,982	736,947
Credit card	140,618	146,356	141,864
Leases	74,112	73,530	60,487
Total noncovered loans (a)	7,863,209	7,748,944	7,186,224
Allowance for noncovered loan losses	(103,849)	(107,699)	(114,690)
Net noncovered loans	7,759,360	7,641,245	7,071,534
Covered loans (b)	1,378,150	1,497,140	1,870,255
Allowance for covered loan losses	(41,070)	(36,417)	(28,405)
Net covered loans	1,337,080	1,460,723	1,841,850
Net loans	$9,096,440	$9,101,968	$8,913,384

(a)	Includes acquired, noncovered loans of $99.2 million, $113.2 million, and $196.3 million as of March 31, 2012,
December 31, 2011 and March 31, 2011, respectively.

(b)	Includes loss share receivable of $171.1 million, $205.7 million, and $266.0 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Originated loans are presented net of deferred loan origination fees and costs which amounted to $6.6 million, $6.0 million, and $4.0 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Acquired loans, including covered loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 2 (Business Combinations), the Bank acquired loans with a fair value of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by loss sharing agreements which afford the Bank significant loss protection. Loans covered under loss sharing agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets. Changes in the loss share receivable associated with covered loans for the quarters ended March 31, 2012 and 2011 were as follows:

	Three months ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$205,664	$288,605
Accretion	(9,657)	(11,630)
Increase due to impairment	4,899	15,179
FDIC reimbursement	(27,430)	(25,631)
Covered loans paid in full	(2,340)	(542)
Balance at end of the period	$171,136	$265,981

Acquired Loans

The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Acquired impaired loans are not classified as nonperforming assets as the loans are considered to be performing under ASC 310-30.

All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the First Bank acquired loans is being accreted to interest income over the remaining term of the loans.

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.5 billion, $1.6 billion and $2.0 billion as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Over the life of the loans acquired and considered to be impaired under ASC 310-30, the Corporation evaluates the remaining contractual required payments receivable and estimates cash flows expected to be collected, considering the impact of prepayments. The excess of an acquired impaired loan's contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess of cash flows expected to be collected over the carrying amount of the acquired impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired impaired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

The contractually required payments receivable represents the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received.

Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not reforecasted, the prior reporting period's estimated cash flows are adjusted to reflect the actual cash received and credit events which transpired during the current reporting period.

Changes in the carrying amount and accretable yield for Acquired Impaired Loans were as follows for the quarters ended March 31, 2012 and 2011:

	Three months ended
	March 31, 2012		March 31, 2011
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$176,736	$1,128,978	$227,652	$1,512,817
Accretion	(26,442)	26,442	(35,887)	35,887
Net Reclassifications from non-accretable to accretable	11,813	—	21,246	—
Payments, received, net	—	(111,901)	—	(122,946)
Disposals	(815)	—	(565)	—
Balance at end of period	$161,292	$1,043,519	$212,446	$1,425,758

A reconciliation of the contractual required payments receivable to the carrying amount of Acquired Impaired Loans for the quarters ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31, 2012	March 31, 2011
Contractual required payments receivable	$1,515,024	$1,954,383
Nonaccretable difference	(310,213)	(316,179)
Expected cash flows	1,204,811	1,638,204
Accretable yield	(161,292)	(212,446)
Carrying balance	$1,043,519	$1,425,758

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the allowance for covered loan losses. The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected resulted in an overall improvement in the cash flow expectations as a result of positive changes in risk ratings, improvements in the underlying value of collateral dependent loans and actual cash flows received higher than expected. There were no significant changes from prior periods to key assumptions used in the most recent quarterly evaluation of cash flows expected to be collected. The overall improvement in the cash flow expectations resulted in the reclassification from nonaccretable difference to accretable yield of $11.8 million during the quarter ended March 31, 2012. These reclassifications resulted in yield adjustments on these loans and pools on a prospective basis to interest income. Improved cash flow expectations for loans or pools that were impaired during prior periods were recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Additionally, the FDIC loss share receivable was prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to interest income. The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected also resulted in the decline in the cash flow expectations of certain loans and pools during the quarter ended March 31, 2012. The decline in expected cash flows was recorded as provision expense of $10.8 million in the quarter ended March 31, 2012 with a related increase of $4.9 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. This decrease in cash flows resulted in a net increase to the allowance for covered loan losses of $5.9 million as of March 31, 2012. Further detail on impairment and provision expense related to acquired impaired loans can be found in the Note 5 (Allowance for Loan Losses).

Credit Quality Disclosures

The quality of the Corporation’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Corporation. These credit quality ratings are an important part of the Corporation’s overall credit risk management process and evaluation of the allowance for credit losses. See Note 5 (Allowance for Loan Losses) for further information.

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

As of March 31, 2012

Legacy Loans							≥ 90 Days Past Due and Accruing (a)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$9,683	$598	$4,464	$14,745	$2,858,427	$2,873,172	$260	$5,450
CRE	7,066	2,270	23,439	32,775	1,951,798	1,984,573	614	32,145
Construction	279	—	5,309	5,588	280,127	285,715	—	5,451
Leases	775	—	—	775	73,337	74,112	—	—
Consumer
Installment	7,979	2,226	4,380	14,585	1,243,165	1,257,750	4,141	434
Home Equity Lines	2,229	469	1,126	3,824	717,013	720,837	556	1,113
Credit Cards	913	476	809	2,198	138,420	140,618	309	522
Residential Mortgages	8,269	2,444	10,029	20,742	406,540	427,282	3,381	6,648
Total	$37,193	$8,483	$49,556	$95,232	$7,668,827	$7,764,059	$9,261	$51,763

Acquired Loans (Noncovered)
	Days Past Due			Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$—	$—	$65	$65	$17,488	$17,553	$—	$70
CRE	818	—	706	1,524	57,514	59,038	—	1,430
Consumer
Installment	—	14	—	14	2,166	2,180	—	—
Home Equity Lines	220	25	—	245	18,466	18,711	—	—
Residential Mortgages	—	—	—	—	1,668	1,668	—	—
Total	$1,038	$39	$771	$1,848	$97,302	$99,150	$—	$1,500

Covered Loans (b)							≥ 90 Days Past Due and Accruing(c)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (c)
	30-59	60-89	≥ 90
Commercial
C&I	$3,736	$105	$28,654	$32,495	$149,471	$181,966	n/a	n/a
CRE	29,417	3,318	162,963	195,698	530,405	726,103	n/a	n/a
Construction	1,695	11,688	57,628	71,011	12,208	83,219	n/a	n/a
Consumer
Installment	23	—	22	45	9,163	9,208	n/a	n/a
Home Equity Lines	1,093	1,141	260	2,494	134,003	136,497	n/a	n/a
Residential Mortgages	11,995	2,197	14,532	28,724	41,297	70,021	n/a	n/a
Total	$47,959	$18,449	$264,059	$330,467	$876,547	$1,207,014	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $3.3 million of loans guaranteed by the U.S. government as of March 31, 2012.

(b)	Excludes loss share receivable of $171.1 million as of March 31, 2012.

(c)
Acquired impaired loans were not classified as nonperforming assets at March 31, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

As of December 31, 2011

Legacy Loans				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing (a)	Nonaccrual Loans
	Days Past Due
	30-59	60-89	≥ 90
Commercial
C&I	$1,521	$940	$5,490	$7,951	$2,740,751	$2,748,702	$465	$9,266
CRE	6,187	4,819	29,976	40,982	1,951,211	1,992,193	984	36,025
Construction	39	—	7,837	7,876	269,459	277,335	609	7,575
Leases	—	—	—	—	73,530	73,530	—	—
Consumer
Installment	11,531	3,388	5,167	20,086	1,241,059	1,261,145	4,864	624
Home Equity Lines	2,627	778	1,241	4,646	720,045	724,691	796	1,102
Credit Cards	1,090	707	1,019	2,816	143,540	146,356	403	622
Residential Mortgages	11,778	2,059	9,719	23,556	388,268	411,824	3,252	6,468
Total	$34,773	$12,691	$60,449	$107,913	$7,527,863	$7,635,776	$11,373	$61,682

Acquired Loans (Noncovered)				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	Days Past Due
	30-59	60-89	≥ 90
Commercial
C&I	$—	$—	$66	$66	$26,708	$26,774	$—	$69
CRE	—	452	1,675	2,127	60,616	62,743	—	2,880
Consumer
Installment	—	—	1	1	2,519	2,520	1	—
Home Equity Lines	67	—	1	68	19,223	19,291	2	—
Residential Mortgages	—	—	—	—	1,840	1,840	—	—
Total	$67	$452	$1,743	$2,262	$110,906	$113,168	$3	$2,949

Covered Loans (b)				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing (c)	Nonaccrual Loans (c)
	Days Past Due
	30-59	60-89	≥ 90
Commercial
C&I	$7,451	$2,137	$25,801	$35,389	$162,150	$197,539	n/a	n/a
CRE	20,379	12,895	170,795	204,069	573,779	777,848	n/a	n/a
Construction	4,206	1,674	57,978	63,858	26,051	89,909	n/a	n/a
Consumer
Installment	24	25	60	109	10,013	10,122	n/a	n/a
Home Equity Lines	2,656	1,094	1,088	4,838	136,710	141,548	n/a	n/a
Residential Mortgages	14,106	164	14,254	28,524	45,986	74,510	n/a	n/a
Total	$48,822	$17,989	$269,976	$336,787	$954,689	$1,291,476	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $3.0 million of loans guaranteed by the U.S. government as of December 31, 2011.

(a)	Excludes loss share receivable of $205.7 million as of December 31, 2011.

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

As of March 31, 2011

Legacy Loans							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$17,096	$1,679	$5,700	$24,475	$2,110,808	$2,135,283	$—	$6,090
CRE	15,644	3,836	46,562	66,042	1,935,381	2,001,423	963	52,657
Construction	6,882	3,899	11,562	22,343	236,675	259,018	—	12,392
Leases	—	—	—	—	60,487	60,487	—	—
Consumer
Installment	10,214	2,779	6,128	19,121	1,260,046	1,279,167	3,523	1,149
Home Equity Lines	3,116	1,385	353	4,854	710,045	714,899	353	1,438
Credit Cards	1,085	831	1,224	3,140	138,724	141,864	461	1,089
Residential Mortgages	9,507	1,991	8,472	19,970	377,862	397,832	2,693	7,784
Total	$63,544	$16,400	$80,001	$159,945	$6,830,028	$6,989,973	$7,993	$82,599

Acquired Loans (Noncovered)							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$215	$—	$81	$296	$55,163	$55,459	$10	$72
CRE	4,063	1,376	35	5,474	108,719	114,193	—	35
Consumer
Installment	3	12	16	31	2,972	3,003	16	—
Home Equity Lines	23	50	—	73	21,975	22,048	—	—
Residential Mortgages	65	—	—	65	1,483	1,548	—	—
Total	$4,369	$1,438	$132	$5,939	$190,312	$196,251	$26	$107

Covered Loans (b)							≥ 90 Days Past Due and Accruing(c)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (c)
	30-59	60-89	≥ 90
Commercial
C&I	$6,720	$8,942	$57,060	$72,722	$185,405	$258,127	n/a	n/a
CRE	33,923	19,262	204,726	257,911	718,706	976,617	n/a	n/a
Construction	4,170	4,441	71,386	79,997	30,050	110,047	n/a	n/a
Consumer
Installment	205	9	1,084	1,298	11,149	12,447	n/a	n/a
Home Equity Lines	1,072	1,456	1,350	3,878	151,674	155,552	n/a	n/a
Residential Mortgages	18,369	676	12,161	31,206	60,278	91,484	n/a	n/a
Total	$64,459	$34,786	$347,767	$447,012	$1,157,262	$1,604,274	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $2.3 million of loans guaranteed by the U.S. government as of March 31, 2011.

(b)	Excludes loss share receivable of $266.0 million as of March 31, 2011.

(a)
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

The following tables provide a summary of loans by portfolio type and the Corporation’s internal credit quality rating:

As of March 31, 2012

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$40,605	$—	$—	$10,706
Grade 2	97,078	6,210	610	—
Grade 3	521,791	243,461	18,208	7,098
Grade 4	2,070,512	1,554,118	251,354	55,930
Grade 5	51,591	70,452	4,257	—
Grade 6	91,527	110,332	11,286	378
Grade 7	68	—	—	—
	$2,873,172	$1,984,573	$285,715	$74,112

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	—	—	—
Grade 4	17,307	56,341	—	—
Grade 5	—	—	—	—
Grade 6	246	2,697	—	—
Grade 7	—	—	—	—
	$17,553	$59,038	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$926	$—	$—	$—
Grade 2	1,384	—	—	—
Grade 3	523	495	—	—
Grade 4	98,347	272,278	487	—
Grade 5	7,913	90,901	1,613	—
Grade 6	67,000	349,702	72,675	—
Grade 7	5,873	12,727	8,444	—
	$181,966	$726,103	$83,219	$—

As of December 31, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,607	$—	$—	$10,636
Grade 2	122,124	4,218	615	—
Grade 3	479,119	249,382	16,752	5,868
Grade 4	1,973,671	1,548,420	241,302	57,026
Grade 5	50,789	58,942	4,583	—
Grade 6	85,392	130,968	14,083	—
Grade 7	—	263	—	—
	$2,748,702	$1,992,193	$277,335	$73,530

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	1,871	—	—
Grade 4	26,036	55,129	—	—
Grade 5	—	—	—	—
Grade 6	738	5,743	—	—
Grade 7	—	—	—	—
	$26,774	$62,743	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$948	$—	$—	$—
Grade 2	1,376	—	—	—
Grade 3	—	516	—	—
Grade 4	109,360	303,231	487	—
Grade 5	9,661	103,919	1,567	—
Grade 6	69,330	344,445	80,009	—
Grade 7	6,864	25,737	7,846	—
	$197,539	$777,848	$89,909	$—

As of March 31, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$45,658	$11,062	$1,353	$7,732
Grade 2	91,210	3,377	2,843	—
Grade 3	322,185	248,224	40,705	4,097
Grade 4	1,572,599	1,504,267	182,071	48,322
Grade 5	55,624	96,440	7,261	187
Grade 6	47,859	137,740	24,785	149
Grade 7	148	313	—	—
	$2,135,283	$2,001,423	$259,018	$60,487

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$753	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	150	3,696	—	—
Grade 4	54,164	108,500	—	—
Grade 5	—	—	—	—
Grade 6	392	1,997	—	—
Grade 7	—	—	—	—
	$55,459	$114,193	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$794	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,964	5,584	—	—
Grade 4	107,152	408,683	4,521	—
Grade 5	57,338	209,800	3,408	—
Grade 6	76,113	308,729	64,968	—
Grade 7	12,766	43,821	37,150	—
	$258,127	$976,617	$110,047	$—

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

The allowance for loan losses is Management’s estimate of the amount of probable credit losses inherent in the portfolio at the balance sheet date. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio’s collectability characteristics not captured by historical loss data.

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

The activity within the allowance for noncovered loan losses, by portfolio type, for the quarters ended March 31, 2012 and 2011 is shown in the following tables:

	Quarter Ended March 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(6,703)	(669)	(38)	—	(5,238)	(2,324)	(1,583)	(862)	(17,417)
Recoveries	545	81	263	37	3,180	645	630	57	5,438
Provision for noncovered loan losses	10,967	(3,491)	(274)	(44)	(1,170)	1,182	104	855	8,129
Allowance for loan losses, ending balance	$37,172	$27,778	$5,124	$334	$14,753	$6,269	$6,520	$5,899	$103,849

	Quarter Ended March 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(4,715)	(1,851)	(1,358)	—	(8,091)	(2,815)	(2,318)	(1,664)	(22,812)
Recoveries	526	1	81	32	3,719	699	647	89	5,794
Provision for noncovered loan losses	6,074	2,952	1,736	(27)	3,526	1,782	(724)	1,699	17,018
Allowance for loan losses, ending balance	$31,649	$33,128	$7,639	$480	$20,709	$6,883	$8,712	$5,490	$114,690

The following tables present the allowance for noncovered loan losses and the recorded investment in legacy loans, by portfolio type, based on impairment method as of March 31, 2012, December 31, 2011 and March 31, 2011.

	As of March 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$972	$2,478	$224	$—	$1,902	$66	$92	$1,505	$7,239
Collectively evaluated for impairment	36,200	25,300	4,900	334	12,851	6,203	6,428	4,394	96,610
Total ending allowance for noncovered loan losses balance	$37,172	$27,778	$5,124	$334	$14,753	$6,269	$6,520	$5,899	$103,849
Legacy loans:
Individually evaluated for impairment	$6,079	$32,112	$8,929	$—	$32,378	$5,522	$2,060	$18,076	$105,156
Collectively evaluated for impairment	2,867,093	1,952,461	276,786	74,112	1,225,372	715,315	138,558	409,206	7,658,903
Total ending legacy loan balance	$2,873,172	$1,984,573	$285,715	$74,112	$1,257,750	$720,837	$140,618	$427,282	$7,764,059

	As of December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$2,497	$1,599	$99	$—	$1,382	$31	$108	$1,364	$7,080
Collectively evaluated for impairment	29,866	30,258	5,074	341	16,599	6,735	7,261	4,485	100,619
Total ending allowance for noncovered loan losses balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Legacy loans:
Individually evaluated for impairment	$8,269	$36,087	$9,320	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Collectively evaluated for impairment	2,740,433	1,956,106	268,015	73,530	1,227,574	719,928	144,154	394,426	7,524,166
Total ending legacy loan balance	$2,748,702	$1,992,193	$277,335	$73,530	$1,261,145	$724,691	$146,356	$411,824	$7,635,776

	As of March 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$156	$3,932	$1,622	$—	$336	$8	$162	$896	$7,112
Collectively evaluated for impairment	31,493	29,196	6,017	480	20,373	6,875	8,550	4,594	107,578
Total ending allowance for noncovered loan losses balance	$31,649	$33,128	$7,639	$480	$20,709	$6,883	$8,712	$5,490	$114,690
Legacy loans:
Individually evaluated for impairment	$4,629	$53,551	$12,555	$—	$8,333	$1,307	$2,836	$13,031	$96,242
Collectively evaluated for impairment	2,130,654	1,947,872	246,463	60,487	1,270,834	713,592	139,028	384,801	6,893,731
Total ending legacy loan balance	$2,135,283	$2,001,423	$259,018	$60,487	$1,279,167	$714,899	$141,864	$397,832	$6,989,973

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss sharing agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended March 31, 2012, the Corporation increased its allowance for covered loan losses to $41.1 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded in the quarter ended March 31, 2012 by a charge to the provision for covered loan losses of $10.8 million and an increase of $4.9 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements.

To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the loss sharing agreements exceeds any remaining credit discount. The allowance for losses on Acquired Nonimpaired loans, included in the allowance for noncovered covered loan losses on the consolidated balance sheets, was $0.4 million and $0.7 million as of March 31, 2012 and December 31, 2011, respectively. There was no allowance for losses on Acquired Nonimpaired loans as of March 31, 2011.

The activity within the allowance for covered loan losses for the quarters ended March 31, 2012 and 2011 is shown in the following table:

	Quarter ended March 31,
	2012	2011
Balance at beginning of the period	$36,417	$13,733
Provision for loan losses before benefit attributable to FDIC loss share agreements	10,831	20,510
Benefit attributable to FDIC loss share agreements	(4,899)	(15,179)
Net provision for covered loan losses	5,932	5,331
Increase in indemnification asset	4,899	15,179
Loans charged-off	(6,178)	(5,838)
Balance at end of the period	$41,070	$28,405

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

	As of March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$3,272	$9,937	$—	$4,357
CRE	25,734	36,073	—	26,449
Construction	7,764	12,785	—	7,945
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	223	223	—	251
Residential mortgages	4,409	4,409	—	4,925
Subtotal	$41,402	$63,427	$—	$43,927
Impaired loans with a related allowance
Commercial
C&I	2,807	3,206	972	2,919
CRE	6,378	6,568	2,478	6,120
Construction	1,165	1,165	224	1,168
Consumer
Installment	32,378	32,378	1,901	32,504
Home equity line	5,522	5,522	66	5,556
Credit card	1,837	1,837	92	1,885
Residential mortgages	13,667	13,667	1,504	13,692
Subtotal	63,754	64,343	7,237	63,844
Total impaired loans	$105,156	$127,770	$7,237	$107,771
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$6,999	$9,121	$—	$8,442
CRE	29,566	46,744	—	37,720
Construction	7,522	13,675	—	9,908
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	4,244	4,262	—	4,450
Subtotal	48,331	73,802	—	60,520
Impaired loans with a related allowance
Commercial
C&I	1,270	1,769	2,497	752
CRE	6,521	6,789	1,599	3,247
Construction	1,798	2,864	99	1,929
Consumer
Installment	33,571	33,621	1,382	33,742
Home equity line	4,763	4,763	31	4,996
Credit card	2,202	2,202	108	2,497
Residential mortgages	13,154	13,160	1,364	13,155
Subtotal	63,279	65,168	7,080	60,318
Total impaired loans	$111,610	$138,970	$7,080	$120,838
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$3,372	$5,498	$—	$3,801
CRE	31,175	38,066	—	32,332
Construction	5,510	8,538	—	5,645
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	2,825	4,095	—	2,880
Subtotal	$42,882	$56,197	$—	$44,658
Impaired loans with a related allowance
Commercial
C&I	1,257	1,843	156	1,484
CRE	22,376	30,084	3,932	24,151
Construction	7,045	10,704	1,622	7,262
Consumer
Installment	8,333	8,342	336	8,016
Home equity line	1,307	1,307	8	1,334
Credit card	2,836	2,836	162	2,888
Residential mortgages	10,206	10,235	896	10,212
Subtotal	53,360	65,351	7,112	55,347
Total impaired loans	$96,242	$121,548	$7,112	$100,005
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

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

The substantial majority of the Corporation’s residential mortgage TDRs involve reducing the client’s loan payment through an interest rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC which afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	15	$3,388	$6,031
CRE	30	9,136	12,745
Construction	27	4,593	5,250
Subtotal	72	17,117	24,026
Consumer
Installment	1,506	32,378	32,378
Home equity lines	184	5,522	5,522
Credit card	454	2,060	2,060
Residential mortgages	184	18,076	18,076
Subtotal	2,328	58,036	58,036
Covered loans
Commercial
C&I	12	7,662	14,877
CRE	23	54,824	60,075
Construction	9	13,687	33,791
Subtotal	44	76,173	108,743
Total	2,444	$151,326	$190,805
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of December 31, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	14	$2,512	$4,336
CRE	28	9,167	12,659
Construction	22	3,323	3,985
Subtotal	64	15,002	20,980
Consumer
Installment	1,547	33,571	33,621
Home equity lines	174	4,763	4,763
Credit card	496	2,202	2,202
Residential mortgages	177	17,398	17,422
Subtotal	2,394	57,934	58,008
Covered loans
Commercial
C&I	15	7,578	10,812
CRE	21	57,786	62,159
Construction	8	12,056	32,035
Subtotal	44	77,420	105,006
Total	2,502	$150,356	$183,994
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the quarters ended March 31, 2012 and 2011 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the quarters ended March 31, 2012 and 2011 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the quarters ended March 31, 2012 and 2011 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. At March 31, 2012, the Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of March 31, 2012 and December 31, 2011 including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

	As of March 31, 2012
	Accruing TDRs				Nonaccruing TDRs				Total	Total
	Current	Delinquent		Total	Current	Delinquent		Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$1,791	$—		$1,791	$—	$1,597		$1,597	$3,388	$822
CRE	3,672	510		4,182	3,152	1,802		4,954	9,136	224
Construction	4,077	—		4,077	137	379		516	4,593	224
Total noncovered commercial	9,540	510		10,050	3,289	3,778		7,067	17,117	1,270
Consumer
Installment	31,167	1,134		32,301	—	77		77	32,378	1,901
Home equity lines	4,828	387		5,215	75	232		307	5,522	66
Credit card	1,997	60		2,057	—	3		3	2,060	92
Residential mortgages	15,099	—		15,099	2,918	59		2,977	18,076	1,504
Total noncovered consumer	53,091	1,581		54,672	2,993	371		3,364	58,036	3,563
Covered loans
Commercial
C&I	855	—		855	1,550	5,257		6,807	7,662	1,384
CRE	14,672	—		14,672	21,747	18,405		40,152	54,824	7,720
Construction	—	—		—	3,835	9,852		13,687	13,687	1,245
Total covered commercial	15,527	—	—	15,527	27,132	33,514	—	60,646	76,173	10,349
Total TDRs	$78,158	$2,091		$80,249	$33,414	$37,663		$71,077	$151,326	$15,182

	As of December 31, 2011
	Accruing TDRs				Nonaccruing TDRs				Total	Total
	Current	Delinquent		Total	Current	Delinquent		Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$91	$—		$91	$—	$2,421		$2,421	$2,512	$247
CRE	3,305	513		3,818	3,590	1,759		5,349	9,167	236
Construction	2,782	—		2,782	304	237		541	3,323	99
Total noncovered commercial	6,178	513		6,691	3,894	4,417		8,311	15,002	582
Consumer
Installment	31,635	1,802		33,437	—	134		134	33,571	1,382
Home equity lines	4,226	222		4,448	76	239		315	4,763	31
Credit card	2,073	110		2,183	—	19		19	2,202	108
Residential mortgages	13,694	707		14,401	1,635	1,362		2,997	17,398	1,364
Total noncovered consumer	51,628	2,841		54,469	1,711	1,754		3,465	57,934	2,885
Covered loans
Commercial
C&I	565	—		565	1,022	5,991		7,013	7,578	1,384
CRE	13,562	—		13,562	21,521	22,703		44,224	57,786	6,567
Construction	—	—		—	5,838	6,218		12,056	12,056	696
Total covered commercial	14,127	—	—	14,127	28,381	34,912	—	63,293	77,420	8,647
Total TDRs	$71,933	$3,354		$75,287	$33,986	$41,083		$75,069	$150,356	$12,114

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance for loan losses, or partial charge-offs may be taken to further write-down the carrying value of the loan. The following table provides the number of loans modified in a TDR during the previous 12 months which subsequently defaulted during the quarter ended March 31, 2012, as well as the recorded investment in these restructured loans as of March 31, 2012.

	As of March 31, 2012
	Number of Loans	Recorded Investment
Noncovered loans
Commercial
C&I	1	$1,169
CRE	1	119
Construction	—	—
Total noncovered commercial	2	1,288
Consumer
Installment	122	2,798
Home equity lines	—	—
Credit card	43	314
Residential mortgages	—	—
Total noncovered consumer	165	3,112
Covered loans
Commercial
C&I	—	—
CRE	1	301
Construction	—	—
Total covered commercial	1	301
Total	168	$4,701

6.    Goodwill and Intangible Assets

Goodwill

Goodwill totaled $460.0 million at March 31, 2012, December 31, 2011 and March 31, 2011. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the November 30, 2011 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,759	$(9,246)	$7,513
Non-compete covenant	102	(70)	32
Lease intangible	618	(407)	211
	$17,479	$(9,723)	$7,756

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,759	$(8,829)	$7,930
Non-compete covenant	102	(51)	51
Lease covenant	618	(360)	258
	$17,479	$(9,240)	$8,239

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,760	$(7,360)	$9,400
Non-compete covenant	102	(32)	70
Lease covenant	617	(219)	398
	$17,479	$(7,611)	$9,868

Intangible asset amortization expense was $0.5 million in each of the three months ended March 31, 2012 and 2011. Estimated amortization expense for each of the next five years is as follows: 2012 - $1.4 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $1.0 million; and 2016 - $0.9 million.

7.    Earnings per share

The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended
	March 31, 2012	March 31, 2011
BASIC EPS:
Net income	$30,344	$27,560
Net income available to common shareholders	$30,344	$27,560
Average common shares outstanding	109,211	108,769
Basic net income per share	$0.28	$0.25
DILUTED EPS:
Income used in diluted earnings per share calculation	$30,344	$27,560
Average common shares outstanding	109,211	108,769
Add: common stock equivalents
Stock option plans	—	1
Average common and common stock equivalent shares outstanding	109,211	108,770
Diluted net income per share	$0.28	$0.25

For the quarters ended March 31, 2012 and 2011 options to purchase 2.3 million and 3.7 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

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

•Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, business banking (formerly known as small business), public entities, and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing, commercial mortgages, real estate construction lending, letters of credit, cash management services and other depository products.

•Retail – The retail line of business includes consumer lending and deposit gathering, residential mortgage loan origination and servicing, and branch-based small business banking (formerly known as the “micro business” line). Retail offers a variety of retail financial products and services including consumer direct and indirect installment loans, debit and credit cards, debit gift cards, residential mortgage loans, home equity loans and lines of credit, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

•Wealth – The wealth line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•Other – The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the Other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2011 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or re-pricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

	Commercial	Retail	Wealth		Other		Consolidated
March 31, 2012	1st Qtr	1st Qtr	1st Qtr		1st Qtr		1st Qtr
OPERATIONS:
Net interest income (loss)	$63,853	$54,277	$4,598		$(3,941)		$118,787
Provision for noncovered loan losses	9,104	2,537	225	—	2,195	—	14,061
Other income	14,309	25,265	8,068	—	4,084	—	51,726
Other expenses	43,351	57,481	10,214	—	2,722	—	113,768
Net income (loss)	16,709	12,691	1,447	—	(503)	—	30,344
AVERAGES:
Assets	$6,328,473	$2,910,354	$236,571		$5,021,539		$14,496,937

	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2011	1st Qtr	1st Qtr	1st Qtr	1st Qtr	1st Qtr
OPERATIONS:
Net interest income (loss)	$67,575	$55,771	$4,823	$(6,345)	$121,824
Provision for noncovered loan losses	10,017	5,949	619	5,764	22,349
Other income	14,793	24,191	8,193	5,579	52,756
Other expenses	37,613	60,830	10,297	5,705	114,445
Net income (loss)	22,579	8,569	1,365	(4,953)	27,560
AVERAGES:
Assets	$6,094,547	$2,954,002	$243,249	$4,979,073	$14,270,871

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

Through the Corporation’s Fixed Rate Advantage Program (“FRAP Program”) a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one month London Inter-Bank Offered Rate (“LIBOR”) index. These interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting”, there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a stand-alone derivative.

As of March 31, 2012, December 31, 2011 and March 31, 2011, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2011		March 31, 2012		December 31, 2011		March 31, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$819	$—	$—	$—	$220,630	$23,786	$234,330	$25,889	$283,567	$24,465

(a)	Included in Other Assets on the Consolidated Balance Sheets

(b)	Included in Other Liabilities on the Consolidated Balance Sheets

Derivatives Not Designated in Hedge Relationships

As of March 31, 2012, December 31, 2011 and March 31, 2011, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2011		March 31, 2012		December 31, 2011		March 31, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$1,016,626	$56,298	$976,823	$58,875	$832,474	$39,108	$1,016,626	$56,298	$976,823	$58,875	$832,474	$39,108
Mortgage loan commitments	247,453	3,268	191,514	4,959	111,494	1,432	—	—	—	—	—	—
Forward sales contracts	201,637	446	159,377	(1,798)	60,489	(170)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	17,805	—	17,951	—	29,601	—
Foreign exchange	7,969	103	3,582	65	4,539	10	8,043	90	3,793	62	4,539	10
Other	—	—	—	—	—	—	24,516	—	21,094	1,324	15,295	340
Total	$1,473,685	$60,115	$1,331,296	$62,101	$1,008,996	$40,380	$1,066,990	$56,388	$1,019,661	$60,261	$881,909	$39,458

(a)	Included in Other Assets on the Consolidated Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet

Interest Rate Swaps. In 2008, the Corporation implemented the Back-to-Back Program, which is an interest rate swap program for commercial loan customers. The Back-to-Back Program provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a stand-alone derivative.

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

The Corporation periodically enters into derivative contracts by purchasing to be announced (“TBA”) securities which are utilized as economic hedges of its mortgage servicing rights (MSRs) to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of March 31, 2012, December 31, 2011 or March 31, 2011.

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The

Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At March 31, 2012, the remaining terms on these swap participation agreements generally ranged from one to 7 years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.0 million as of March 31, 2012. The fair values of the written swap participations were not material as of March 31, 2012, December 31, 2011 and March 31, 2011.

Gains and losses recognized in income on non-designated hedging instruments for the quarters ended March 31, 2012 and 2011 are as follows:

		Amount of Gain / (Loss) Recognized in Income on
Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivative	Derivatives
		Quarter ended,	Quarter ended,
		March 31, 2012	March 31, 2011
Mortgage loan commitments	Loan sales and servicing income	$(1,691)	$48
Forward sales contracts	Loan sales and servicing income	2,244	(2,275)
Foreign exchange contracts	Other income	45	—
Other	Other expenses	—	(340)
Total		$598	$(2,567)

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or mortgage backed securities (MBSs). Collateral posted against derivative liabilities was $100.3 million, $107.0 million and $66.0 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

10.    Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended March 31,
	2012	2011
Components of Net Periodic Pension Cost
Service Cost	$1,799	$1,531
Interest Cost	2,965	2,860
Expected return on assets	(3,034)	(3,328)
Amortization of unrecognized prior service costs	97	98
Cumulative net loss	2,593	1,780
Net periodic pension cost	$4,420	$2,941

	Postretirement Benefits
	Quarter ended March 31,
	2012	2011
Components of Net Periodic Postretirement Cost
Service Cost	$19	$14
Interest Cost	174	221
Amortization of unrecognized prior service costs	(117)	—
Cumulative net loss	72	28
Net periodic postretirement cost	$148	$263

Management anticipates contributing $10.0 million to the qualified pension plan in 2012.

The Corporation also maintains a savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Effective January 1, 2009, the Corporation suspended its matching contribution to the savings plan. Effective April 1, 2011, the Corporation reinstated its matching contribution to $.50 for each $1.00 up to 1% of an employee’s qualifying salary. Matching contributions vest in accordance with plan specifications.

11.	Fair Value Measurement

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market or most advantageous market for the asset or liability. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, Management determines the fair value of the Corporation's assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on Management's judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.

U.S. GAAP establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, highest ranking to lowest, are as follow:

•	Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2 - Significant other observable inputs other than Level 1 prices such quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
The following tables presents the balances of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011:

		Fair Value by Hierarchy
	March 31, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,308	$3,308	$—	$—
U.S. government agency debentures	35,455	—	35,455	—
U.S. States and political subdivisions	386,525	—	386,525	—
Residential mortgage-backed securities:
U.S. government agencies	1,454,416	—	1,454,416	—
Commercial mortgage-backed securities:
U.S. government agencies	27,663	—	27,663	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,251,304	—	1,251,304	—
Non-agency	41,832	—	2	41,830
Commercial collateralized mortgage-backed securities:
U.S. government agencies	147,355	—	147,355	—
Corporate debt securities	143,789	—	97,132	46,657
Total available-for-sale securities	3,491,647	3,308	3,399,852	88,487
Residential loans held for sale	42,447	—	42,447	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	56,298	—	56,298	—
Mortgage loan commitments	3,268	—	3,268	—
Forward sale contracts	446	—	446	—
Foreign exchange	103	—	103	—
Total derivative assets	60,115	—	60,115	—
Total fair value of assets (a)	$3,594,209	$3,308	$3,502,414	$88,487
Derivative liabilities:
Interest rate swaps - fair value hedges	23,786	—	23,786	—
Interest rate swaps - nondesignated	56,298	—	56,298	—
Foreign exchange	90	—	90	—
Total derivative liabilities	80,174	—	80,174	—
True-up liability	11,725	—	—	11,725
Total fair value of liabilities (a)	$91,899	$—	$80,174	$11,725
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$18,869	$—	$—	$18,869
Impaired loans (c)	50,854	—	—	50,854
Other property (d)	4,768	—	—	4,768
Other real estate covered by loss share (e)	47,765	—	—	47,765
Total fair value	$122,256	$—	$—	$122,256
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2012.
(b) - Mortgage servicing rights with a recorded investment of $20.9 million were reduced by a specific valuation allowance totaling $2.2 million to a reported carrying value of $18.8 million resulting in recognition of a recovery of $1.3 million in the quarter ended March 31, 2012.
(c) - Collateral dependent impaired loans with a recorded investment of $58.3 million were reduced by specific valuation allowance allocations totaling $7.5 million to a reported net carrying value of $50.9 million.
(d) - Amounts do not include assets held at cost at March 31, 2012. During the quarter ended March 31, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.9 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at March 31, 2012. During the quarter ended March 31, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.6 million included in noninterest expense.

		Fair Value by Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,299	$3,299	$—	$—
U.S. government agency debentures	123,069	—	123,069	—
U.S. States and political subdivisions	357,731	—	357,731	—
Residential mortgage-backed securities:
U.S. government agencies	1,460,343	—	1,460,343	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,137,835	—	1,137,835	—
Non-agency	43,307	—	2	43,305
Commercial collateralized mortgage-backed securities:
U.S. government agencies	129,127	—	129,127	—
Corporate debt securities	98,842	—	54,608	44,234
Total available-for-sale securities	3,353,553	3,299	3,262,715	87,539
Residential loans held for sale	30,077	—	30,077	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	58,875	—	58,875	—
Mortgage loan commitments	4,959	—	4,959	—
Forward sale contracts	(1,798)	—	(1,798)	—
Foreign exchange	20	—	20	—
Total derivative assets	62,056	—	62,056	—
Total fair value of assets (a)	$3,445,686	$3,299	$3,354,848	$87,539
Derivative liabilities:
Interest rate swaps - fair value hedges	25,889	—	25,889	—
Interest rate swaps - nondesignated	58,875	—	58,875	—
Foreign exchange	18	—	18	—
Other	1,324	—	1,324	—
Total derivative liabilities	86,106	—	86,106	—
True-up liability	11,551	—	—	11,551
Total fair value of liabilities (a)	$97,657	$—	$86,106	$11,551
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,749	$—	$—	$17,749
Impaired loans (c)	56,739	—	—	56,739
Other property (d)	4,087	—	—	4,087
Other real estate covered by loss share (e)	43,616	—	—	43,616
Total fair value	$122,191	$—	$—	$122,191
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended December 31, 2011.
(b) - Mortgage servicing rights with a recorded investment of $21.2 million were reduced by a specific valuation allowance totaling $3.5 million to a reported carrying value of $17.6 million resulting in the recognition of an impairment charge of $3.5 million in the year ended December 31, 2011.
(c) - Collateral dependent impaired loans with a recorded investment of $64.5 million were reduced by specific valuation allowance allocations totaling $7.7 million to a reported net carrying value of $56.7 million.
(d) Amounts do not include assets held at cost at December 31, 2011. During the year ended December 31, 2011, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $5.4 million included in noninterest expense.
(e) Amounts do not include assets held at cost at December 31, 2011. During the year ended December 31, 2011, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $3.0 million included in noninterest expense.

		Fair Value by Hierarchy
	March 31, 2011	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,839	$3,839	$—	$—
U.S. government agency debentures	409,391	—	409,391	—
U.S. States and political subdivisions	296,728	—	296,728	—
Residential mortgage-backed securities:
U.S. government agencies	1,512,520	—	1,512,520	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,013,356	—	1,013,356	—
Non-agency	77,609	—	3	77,606
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	—
Corporate debt securities	49,308	—	—	49,308
Total available-for-sale securities	3,362,751	3,839	3,231,998	126,914
Residential loans held for sale	13,443	—	13,443	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	39,108	—	39,108	—
Mortgage loan commitments	1,432	—	1,432	—
Forward sale contracts	(170)	—	(170)	—
Foreign exchange	10	—	10	—
Total derivative assets	40,380	—	40,380	—
Total fair value of assets (a)	$3,416,574	$3,839	$3,285,821	$126,914
Derivative liabilities:
Interest rate swaps - fair value hedges	24,465	—	24,465	—
Interest rate swaps - nondesignated	39,108	—	39,108	—
Foreign exchange	10	—	10	—
Other	340	—	340	—
Total derivative liabilities	63,923	—	63,923	—
True-up liability	11,601	—	11,601	—
Total fair value of liabilities (a)	$75,524	$—	$75,524	$—
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$—	$—	$—	$—
Impaired loans (c)	84,212	—	—	84,212
Other property (d)	10,468	—	—	10,468
Other real estate covered by loss share (e)	42,235	—	—	42,235
Total fair value	$136,915	$—	$—	$136,915
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2011.
(b) - Recorded at carrying value of $21.5 million as of March 31, 2011.
(c) - Collateral dependent impaired loans with a recorded investment of $99.7 million were reduced by specific valuation allowance allocations totaling $15.5 million to a reported net carrying value of $84.2 million.
(d) - Amounts do not include assets held at cost at March 31, 2011. During the quarter ended March 31, 2011, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $2.2 million included in noninterest expense.

(e) Amounts do not include assets held at cost at March 31, 2011. During the quarter ended March 31, 2011, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.3 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the quarters ended March 31, 2012 and 2011, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments are predominantly money market mutual funds and represent less than 1% of the available-for-sale portfolio.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 97% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; MBSs; securities issued by the U.S. Treasury; and certain agency and corporate collateralized mortgage obligations.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. Less than 3% of the available-for-sale portfolio is Level 3 and consists of mortgage-backed securities issued and guaranteed by the National Credit Union Administration and single issuer trust preferred securities. These instruments are measured at unadjusted prices obtained from the independent pricing service. The independent pricing service prices these instruments through a broker quote when sufficient information, such as cash flows or other security structure or market information, is not available to produce an evaluation. Broker-quoted securities are adjusted by the independent pricing service based solely on the receipt of updated quotes from market makers or broker-dealers recognized as market participants. A list of such issues is compiled by the independent pricing service daily. For broker-quoted issues, the independent pricing service applies a zero spread relationship to the bid-side valuation, resulting in the same values for the mean and ask.

On a monthly basis, Management validates the pricing methodologies utilized by our independent pricing service to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Management substantiates the fair values determined for a sample of securities held in portfolio by reviewing the key assumptions used by the independent pricing service to value the securities and comparing the fair values to prices from other independent sources for the same and similar securities. Management analyzes variances and conducts additional research with the independent pricing service, if necessary, and takes appropriate action based on its findings.

Loans held for sale. These loans are regularly traded in active markets through programs offered by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, and observable pricing information is available from market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.

Impaired loans. Certain impaired collateral dependent loans are reported at fair value less costs to sell the collateral. Collateral values are estimated using Level 3 inputs, consisting of third party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. When impaired collateral dependent loans are individually re-measured and reported at fair value of the collateral, less costs to sell, a direct loan charge off to the allowance for loan losses and / or a specific valuation allowance allocation is recorded.

Other Property. Certain other property which consists of foreclosed assets and properties securing residential and commercial loans, upon initial recognition and transfer from loans, are re-measured and reported at fair value less costs to sell to the property through a charge-off to the allowance for loan losses based on the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs, consisting of third party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down further through a charge to noninterest expense.

Mortgage Servicing Rights. The Corporation carries its mortgage servicing rights at lower of cost or fair value, and therefore, are subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of its mortgage servicing rights. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights within Level 3.

The Corporation utilizes a third party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 12 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on mortgage servicing rights valuation assumptions.

Derivatives. The Corporation's derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended March 31, 2012.

True-up liability. In connection with the George Washington and Midwest acquisitions in 2010, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss sharing agreements (the "true-up liability"). This contingent consideration is classified as a liability within accrued taxes, expenses and other liabilities on the consolidated balance sheets and is remeasured at fair value each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings in the current period.

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.56% and 4.64% as of March 31, 2012 and 2011, respectively. Increasing or decreasing the discount rate by 1 percentage point would change the liability by $1.0 million and $0.9 million, respectively, as of March 31, 2012.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.4 million, $7.2 million and $7.4 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.3 million, $4.3 million and $4.2 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements; minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts components of the true-up calculations are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 4 (Loans and Allowance for Loan and Lease Losses) for additional information on the estimated cash flows of the acquired loan portfolios.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

	Three months ended
	March 31, 2012		March 31, 2011
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$87,539	$11,551	$60,344	$12,061
(Gains) losses included in earnings	—	174	—	(460)
Unrealized gains (losses) (a)	2,419	—	2,694	—
Purchases	—	—	63,876	—
Sales	—	—	—	—
Settlements	(1,471)	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance at ending of period	$88,487	$11,725	$126,914	$11,601
(a) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under U.S. GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of March 31, 2012, December 31, 2011 and March 31, 2011. The aggregate fair value, contractual balance and gains on loans held for sale are as follows:

	Quarter ended	Year ended	Quarter ended
	March 31, 2012	December 31, 2011	March 31, 2011
Aggregate fair value	$42,447	$30,077	$13,443
Contractual balance	41,542	28,948	13,008
Gain (a)	905	1,129	434

(a) Included in loan sales and servicing income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of March 31, 2012, December 31, 2011 and March 31, 2011 are shown in the tables below.

	March 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$489,985	$489,985	$—	$489,985	$—
Available for sale securities	3,491,647	3,491,647	3,308	3,399,852	88,487
Held to maturity securities	100,840	103,865	—	103,865	—
Other securities	140,713	140,713	—	140,713	—
Loans held for sale	42,447	42,447	—	42,447	—
Net noncovered loans	7,759,360	7,496,821	—	—	7,496,821
Net covered loans and loss share receivable	1,337,080	1,337,080	—	—	1,337,080
Accrued interest receivable	45,270	45,270	—	45,270	—
Derivatives	60,115	60,115	—	60,115	—
Financial liabilities:
Deposits	$11,648,165	$11,659,976	$—	$11,659,976	$—
Federal funds purchased and securities sold under agreements to repurchase	928,760	928,760	—	928,760	—
Wholesale borrowings	176,611	184,640	—	184,640	—
Accrued interest payable	3,350	3,350	—	3,350	—
Derivatives	80,174	80,174	—	80,174	—

	December 31, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$377,319	$377,319	$—	$377,319	$—
Available for sale securities	3,353,553	3,353,553	3,299	3,262,715	87,539
Held to maturity securities	82,764	85,112	—	85,112	—
Other securities	140,726	140,726	—	140,726	—
Loans held for sale	30,077	30,077	—	30,077	—
Net noncovered loans	7,641,245	7,373,801	—	—	7,373,801
Net covered loans and loss share receivable	1,460,723	1,460,723	—	—	1,460,723
Accrued interest receivable	42,274	42,274	—	42,274	—
Derivatives	62,056	62,056	—	62,056	—
Financial liabilities:
Deposits	$11,431,609	$11,445,777	$—	$11,445,777	$—
Federal funds purchased and securities sold under agreements to repurchase	866,265	866,265	—	866,265	—
Wholesale borrowings	203,462	211,623	—	211,623	—
Accrued interest payable	3,915	3,915	—	3,915	—
Derivatives	86,106	86,106	—	86,106	—

	March 31, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$638,781	$638,781	$—	$638,781	$—
Available for sale securities	3,362,751	3,362,751	3,839	3,231,998	126,914
Held to maturity securities	65,923	67,903	—	67,903	—
Other securities	160,818	160,818	—	160,818	—
Loans held for sale	13,443	13,443	—	13,443	—
Net noncovered loans	7,071,534	6,673,608	—	—	6,673,608
Net covered loans and loss share receivable	1,841,850	1,841,850	—	—	1,841,850
Accrued interest receivable	41,418	41,418	—	41,418	—
Derivatives	40,380	40,380	—	40,380	—
Financial liabilities:
Deposits	$11,395,946	$11,416,463	$—	$11,416,463	$—
Federal funds purchased and securities sold under agreements to repurchase	952,995	956,975	—	956,975	—
Wholesale borrowings	325,046	328,006	—	328,006	—
Accrued interest payable	5,834	5,834	—	5,834	—
Derivatives	63,923	63,923	—	63,923	—

The following methods and assumptions were used to estimate the fair value of the remaining classes of financial instruments not measured at fair value on a recurring or nonrecurring basis:

Cash and due from banks – For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value.

Held to maturity securities - The held to maturity portfolio was segmented based on security type and repricing characteristics. Carrying values are used to estimate fair values of variable rate securities. A discounted cash flow method was used to estimate the fair value of fixed-rate securities. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on securities with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

Other securities - Other securities is mainly composed of FRB and FHLB stock. The carrying amount of this stock is a reasonable fair value estimate given their restricted nature.

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

12.	Mortgage Servicing Rights and Mortgage Servicing Activity

In the three months ended March 31, 2012 and 2011, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $182.1 million and $128.9 million, respectively, and recognized pre-tax gains of $1.6 million and $2.4 million, respectively, which are included as a component of loan sales and servicing income. The Corporation retained the related mortgage servicing rights on $178.0 million and $117.4 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.3 billion of residential mortgage loans at March 31, 2012 and $2.2 billion at December 31, 2011, and March 31, 2011. For the three months ended March 31, 2012 and 2011, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.4 million and $1.3 million, respectively.

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

Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Quarter ended March 31,
	2012	2011
Balance at beginning of period	$21,179	$21,317
Additions	1,394	1,308
Amortization	(1,627)	(1,086)
Balance at end of period	20,946	21,539
Valuation allowance at beginning of period	(3,539)	—
Recoveries	1,346	—
Valuation allowance at end of period	(2,193)	—
Mortgage servicing rights, net carrying balance	$18,753	$21,539
Fair value at end of period	$18,869	$21,943

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the quarters ended March 31, 2012 and March 31, 2011.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2012 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	14.3%
Decrease in fair value from 10% adverse change	$913
Decrease in fair value from 25% adverse change	2,177
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$555
Decrease in fair value from 200 basis point adverse change	1,075
Expected weighted-average life (in months)	79.3

13.    Contingencies and Guarantees

Litigation

In the normal course of business, the Corporation and its subsidiaries are at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or shareholders' equity of the Corporation. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.
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
Indirect Lending Litigation
In April 2012 a lawsuit was filed in the United States District Court for the Northern District of Ohio, Eastern Division, against the Corporation and Bank. The complaint was brought as a putative class action on behalf of all persons who purchased a motor vehicle in Ohio from an Ohio motor vehicle dealer, which purchase and sale was financed by the Bank. The lawsuit alleges a violation of the Clayton Act, as amended by the Robinson-Patman Act, breach of common law of agency, a violation of the Ohio Retail Installment Sales Act and a violation of the federal Truth in Lending Act. The complaint seeks disgorgement of fees, treble damages, interest and attorney fees.
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
Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at March 31, 2012, December 31, 2011 and March 31, 2011 was $5.4 million, $6.4 million and $7.2 million, respectively. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of March 31, 2012, December 31, 2011 and March 31, 2011. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	March 31, 2012	December 31, 2011	March 31, 2011
Loan Commitments
Commercial	$2,534,452	$2,468,787	$2,223,823
Consumer	1,624,660	1,585,655	1,650,640
Total loan commitments	$4,159,112	$4,054,442	$3,874,463

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of March 31, 2012, December 31, 2011 and March 31, 2011.

	March 31, 2012	December 31, 2011	March 31, 2011
Financial guarantees
Standby letters of credit	$132,216	$135,039	$113,689
Loans sold with recourse	27,886	38,808	41,718
Total financial guarantees	$160,102	$173,847	$155,407

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $71.6 million at March 31, 2012, the remaining guarantees extend in varying amounts through 2017.

Changes in the amount of the repurchase reserve for the quarters ended March 31, 2012 and 2011 are as follows:

	Quarter Ended March 31, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(206)	—	(206)
Net increase to reserve	136	5	141
Balance at end of period	$400	$1,278	$1,678

	Quarter Ended March 31, 2011
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$600	$2,233	$2,833
Net realized losses	(225)	(18)	(243)
Net increase to reserve	90	—	90
Balance at end of period	$465	$2,215	$2,680

The total reserve associated with loans sold with recourse was approximately $1.7 million as of March 31, 2012 and December 31, 2011 compared to $2.7 million as of March 31, 2011 and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. The Corporation’s reserve reflects management’s best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about defect concur rate, repurchase mix, and loss severity, based upon the Corporation’s most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The Corporation regularly sells residential mortgage loans service retained to government sponsored enterprises (“GSEs”) as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of March 31, 2012, December 31, 2011 and March 31, 2011, the Corporation had $17.2 million, $28.1 million and $29.1 million, respectively, of outstanding residential mortgage loans sold to GSEs and other investors with recourse provisions. As of March 31, 2012, the Corporation had reserved $0.4 million and as of December 31, 2011 and March 31, 2011 $0.5 million for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of March 31, 2012 and December 31, 2011 the Corporation continued to service approximately $10.7 million in manufactured housing loans which were sold with recourse compared to $12.6 million as of March 31, 2011. As of March 31, 2012 and December 31, 2011 the Corporation had reserved $1.3 million for potential losses from these manufactured housing loans compared to $2.2 million as of March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Three months ended			Three months ended
	March 31, 2012			December 31, 2011			March 31, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$378,736			$621,899			$520,602
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,882,045	$19,679	2.75%	2,761,042	$19,028	2.73%	2,783,053	$19,368	2.82%
Obligations of states and political subdivisions (tax exempt)	436,804	5,864	5.40%	403,405	5,568	5.48%	357,511	5,281	5.99%
Other securities and federal funds sold	371,973	2,739	2.96%	316,061	2,406	3.02%	279,151	2,117	3.08%
Total investment securities and federal funds sold	3,690,822	28,282	3.08%	3,480,508	27,002	3.08%	3,419,715	26,766	3.17%
Loans held for sale	26,483	283	4.30%	24,215	266	4.36%	22,574	274	4.92%
Noncovered loans, covered loans and loss share receivable	9,217,879	103,156	4.50%	9,243,145	107,612	4.62%	9,118,624	114,562	5.10%
Total earning assets	12,935,184	131,721	4.10%	12,747,868	134,880	4.20%	12,560,913	141,602	4.57%
Total allowance for loan losses	(142,628)			(141,360)			(134,064)
Other assets	1,325,645			1,395,034			1,323,420
Total assets	$14,496,937			$14,623,441			$14,270,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,036,590	$—	—%	$3,013,543	$—	—%	$2,874,884	$—	—
Interest-bearing	1,066,132	247	0.09%	991,456	237	0.09%	841,545	184	0.09%
Savings and money market accounts	5,675,052	5,103	0.36%	5,569,213	5,998	0.43%	4,978,773	7,845	0.64%
Certificates and other time deposits	1,694,247	3,524	0.84%	1,842,334	3,201	0.69%	2,624,607	6,827	1.05%
Total deposits	11,472,021	8,874	0.31%	11,416,546	9,436	0.33%	11,319,809	14,856	0.53%
Securities sold under agreements to repurchase	887,715	268	0.12%	999,639	512	0.20%	848,169	915	0.44%
Wholesale borrowings	184,659	1,151	2.51%	225,116	1,334	2.35%	325,296	1,640	2.04%
Total interest-bearing liabilities	9,507,805	10,293	0.44%	9,627,758	11,282	0.46%	9,618,390	17,411	0.73%
Other liabilities	371,533			410,079			261,370
Shareholders’ equity	1,581,009			1,572,061			1,516,227
Total liabilities and shareholders’ equity	$14,496,937			$14,623,441			$14,270,871
Net yield on earning assets	$12,935,184	$121,428	3.78%	$12,747,868	$123,598	3.85%	$12,560,913	$124,191	4.01%
Interest rate spread			3.66%			3.73%			3.84%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF FIRST QUARTER 2012 PERFORMANCE
Earnings Summary

The Corporation reported first quarter 2012 net income of $30.3 million, or $0.28 per diluted share. This compares with $30.5 million, or $0.28 per diluted share, for the fourth quarter 2011 and $27.6 million, or $0.25 per diluted share, for the first quarter 2011.

Returns on average common equity and average assets for the first quarter 2012 were 7.72% and 0.84%, respectively, compared with 7.70% and 0.83%, respectively, for the fourth quarter 2011 and 7.37% and 0.78% for the first quarter 2011.

Net interest margin was 3.78% for the first quarter of 2012 compared with 3.85% for the fourth quarter of 2011 and 4.01% for the first quarter of 2011. The net interest margin compressed seven basis points compared with the fourth quarter of 2011 with earning asset yields declining ten basis points offset by three basis points of improved funding costs. An increase in average noncovered loans and investments along with lower funding costs driven by continued growth of core deposits helped to mitigate downward margin pressure in the first quarter. The decline in net interest margin compared with the first quarter of 2011 is attributed to pressure on earning asset yields throughout the year under an interest rate environment of persistent low rates.

Average loans, not including covered loans, during the first quarter of 2012 increased $107.5 million, or 1.40%, compared with the fourth quarter of 2011 and increased $579.9 million, or 8.05%, compared with the first quarter of 2011. Average commercial loans increased $93.6 million, or 1.85%, compared with the prior quarter, and increased $589.3 million, or 12.94%, compared with the year ago quarter. Commercial loans remain the primary driver in average loan portfolio growth, however, average consumer loans increased moderately for the third consecutive quarter.

Average deposits were $11.5 billion during the first quarter of 2012, an increase of $55.5 million, or 0.49%, compared with the fourth quarter of 2011, and an increase of $152.2 million, or 1.34%, compared with the first quarter of 2011. During the first quarter 2012, average core deposits, which exclude time deposits, increased $203.6 million, or 2.13%, compared with the fourth quarter 2011 and increased $1.1 billion, or 12.45%, compared with the first quarter 2011. During the first quarter of 2012, growth in checking, money market and savings account products continued with less emphasis on renewing maturing certificate of deposit accounts. This strategy to increase the concentration of lower cost deposits within the overall deposit mix was initiated to efficiently fund balance sheet growth and to deepen and extend the length of customer relationships. Average time deposits decreased $148.1 million, or 8.04%, and decreased $930.4 million, or 35.45%, respectively, over prior and year-ago quarters.

Average investments increased $210.3 million, or 6.04%, compared with the fourth quarter of 2011 and increased $271.1 million, or 7.93% compared with the first quarter of 2011. The increase over both time periods reflects the Corporation's continued execution of its previously announced portfolio repositioning.

Net interest income on a fully tax-equivalent (“FTE”) basis was $121.4 million in the first quarter 2012 compared with $123.6 million in the fourth quarter of 2011 and $124.2 million in the first quarter of 2011.

Noninterest income excluding securities transactions for the first quarter of 2012 was $51.5 million, a decrease of $2.5 million, or 4.60%, from the fourth quarter of 2011 and a decrease of $1.3 million, or 2.45%, from the first quarter of 2011. Loans sales and servicing income increased $1.6 million from the fourth quarter of 2011 and $3.9 million from the first quarter of 2011. Other operating income in the first quarter of 2012 decreased $3.0 million, compared with the prior quarter, which included $2.7 million of insurance reimbursement of legal costs incurred and previously expensed. Other operating income in the first quarter of 2012 decreased $1.3 million compared with the prior year quarter, which included $2.9 million in gains on covered loan paid in full.

Other income, net of $0.3 million in securities gains, as a percentage of net revenue for the first quarter of 2012 was 29.77% compared with 30.38% for fourth quarter of 2011 and 29.81% for the first quarter of 2011. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the first quarter of 2012 was $113.8 million, a decrease of $10.1 million, or 8.16%, from the fourth quarter of 2011 and a decrease of $0.7 million, or 0.59%, from the first quarter of 2011. Included in other operating expense in the fourth quarter of 2011 was $4.9 million of fees related to the early termination of repurchase agreements and Federal Home Loan Bank (FHLB) advances as part of the Corporation's investment portfolio repositioning strategy and $1.3 million of expense related to an increase in the liability associated with the sale of the Corporation's Visa® Class B shares in 2008.

During the first quarter of 2012, the Corporation reported an efficiency ratio of 65.52%, compared with 69.46% for the fourth quarter of 2011 and 64.37% for the first quarter of 2011.

Net charge-offs, excluding covered loans, totaled $12.0 million, or 0.63% of average loans, excluding acquired loans, in the first quarter of 2012, compared with $13.8 million, or 0.73% of average loans, in the fourth quarter 2011 and $17.0 million, or 0.99% of average loans, in the first quarter of 2011.

Nonperforming assets totaled $68.0 million at March 31, 2012, a decrease of $13.1 million, or 16.18%, compared with December 31, 2011 and a decrease of $44.8 million, or 39.72%, compared with March 31, 2011. Nonperforming assets at March 31, 2012 represented 0.87% of period-end loans plus other real estate compared with 1.06% at December 31, 2011 and 1.61% at March 31, 2011.

The allowance for noncovered loan losses totaled $103.8 million at March 31, 2012. At March 31, 2012, the allowance for noncovered loan losses was 1.34% of period-end loans compared with 1.41% at December 31, 2011 and 1.64% at March 31, 2011. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.41% of period end loans, excluding acquired loans, at March 31, 2012, compared with 1.49% at December 31, 2011 and 1.74% at March 31, 2011. The allowance for credit losses to nonperforming loans was 204.98% at March 31, 2012, compared with 176.50% at December 31, 2011 and 147.38% at March 31, 2011.

The Corporation's total assets at March 31, 2012 were $14.7 billion, an increase of $229.1 million, or 1.59%, compared with December 31, 2011 and an increase of $204.3 million, or 1.41%, compared with March 31, 2011.

Total deposits were $11.6 billion at March 31, 2012, an increase of $216.6 million, or 1.89%, from December 31, 2011 and an increase of $252.2 million, or 2.21%, from March 31, 2011. Core deposits totaled $10.0 billion at March 31, 2012, an increase of $309.7 million, or 3.20% from December 31, 2011 and an increase of $1.1 billion, or 11.97%, from March 31, 2011.

Shareholders' equity was $1.6 billion at March 31, 2012, compared with $1.6 billion at December 31, 2011, and $1.5 billion at March 31, 2011. The Corporation maintained a strong capital position as tangible common equity to assets was 7.86% at March 31, 2012, compared with 7.86% at December 31, 2011 and 7.50% at March 31, 2011. The common cash dividend per share paid in the first quarter 2012 was $0.16.

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

Net interest income for the quarter ended March 31, 2012 was $118.8 million compared to $121.8 million for the quarter ended March 31, 2011. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to make tax-exempt loans and investment securities comparable to other taxable products. That is, interest on tax-exempt investment securities and loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure which Management believes to be the preferred industry measurement of net interest income and enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, Management believes this metric assists investors in understanding management’s view of particular financial measures, as well as aligns presentation of these financial measures with peers in the industry who may also provide a similar presentation. The FTE adjustment was $2.6 million and $2.4 million for the quarters ending March 31, 2012 and 2011, respectively.

FTE net interest income for the quarter ended March 31, 2012 was $121.4 million compared to $124.2 million for the quarter ended March 31, 2011.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

	Quarters ended March 31, 2012 and 2011
RATE/VOLUME ANALYSIS	Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total
INTEREST INCOME - FTE
Investment securities and federal funds sold:
Taxable	$1,326	$(393)	$933
Tax-exempt	1,095	(512)	583
Loans held for sale	44	(35)	9
Loans	1,235	(12,641)	(11,406)
Total interest income - FTE	3,700	(13,581)	(9,881)
INTEREST EXPENSE
Interest on deposits:
Interest-bearing	51	12	63
Savings and money market accounts	981	(3,723)	(2,742)
Certificates of deposits and other time deposits	(2,110)	(1,193)	(3,303)
Securities sold under agreements to repurchase	41	(688)	(647)
Wholesale borrowings	(818)	329	(489)
Total interest expense	(1,855)	(5,263)	(7,118)
Net interest income - FTE	$5,555	$(8,318)	$(2,763)

The net interest margin is calculated by dividing net interest income FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non-interest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment. The following table provides 2012 FTE net interest income and net interest margin totals as well as 2011 comparative amounts:

	Quarters ended March 31,
(Dollars in thousands)	2012	2011
Net interest income	$118,787	$121,824
Tax equivalent adjustment	2,641	2,367
Net interest income - FTE	$121,428	$124,191
Average earning assets	$12,935,184	$12,560,913
Net interest margin - FTE	3.78%	4.01%

The average yield on earning assets decreased from 4.57% in the quarter ended March 31, 2011 to 4.10% in the quarter ended March 31, 2012. Higher outstanding balances on total average earning assets in the quarter ended March 31, 2012 did not mitigate the decrease in average yield which caused interest income to decrease $9.9 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $2.4 million, and lower rates earned on the securities decreased interest income by $0.9 million. Average loans outstanding, up from last year, increased interest income from the quarter ended March 31, 2011 by $1.2 million and lower yields earned on the loans, decreased loan interest income in the quarter ended March 31, 2012 by $12.6 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $6.0 million in the quarter ended March 31, 2012. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $0.5 million in the quarter ended March 31, 2012.

The cost of funds for the year as a percentage of average earning assets decreased 29 basis points from

0.14% for the quarter ended March 31, 2011 to 0.08% for the quarter ended March 31, 2012. The drop in interest rates was the primary factor driving this decrease.

Other Income

Excluding investment gains, other income for the quarter ended March 31, 2012 totaled $51.5 million, a decrease of $1.3 million from the $52.8 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 29.77%, compared to 29.81% for the same quarter one year ago. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Quarters ended
(In thousands)	March 31, 2012	March 31, 2011
Trust department income	$5,627	$5,514
Service charges on deposits	14,409	14,910
Credit card fees	10,180	12,207
ATM and other service fees	3,790	2,917
Bank owned life insurance income	3,056	5,241
Investment services and life insurance	2,247	2,447
Investment securities gains, net	260	—
Loan sales and servicing income	6,691	2,785
Other operating income	5,466	6,735
Total other income	$51,726	$52,756

Loan sales and servicing income increased $3.9 million over the first quarter of 2011 due to low interest rates contributing to an increase in mortgage loan originations. Other operating income in the first quarter of 2012 decreased $1.3 million compared with the prior year quarter, which included $2.9 million in gains on covered loans paid in full.

Other Expenses

Other expenses totaled $113.8 million for the first quarter of 2012 which was relatively consistent with $114.4 million for the same 2011 quarter. The following table compares the components of other expenses for the quarters ended March 31, 2012 and 2011.

	Quarters ended
	March 31, 2012	March 31, 2011
Salaries, wages, pension and employee benefits	$63,973	$59,871
Net occupancy expense	8,592	8,594
Equipment expense	7,104	6,836
Taxes, other than federal income taxes	1,955	1,960
Stationery, supplies and postage	2,143	2,705
Bankcard, loan processing, and other costs	7,653	7,562
Advertising	1,684	2,384
Professional services	3,352	5,793
Telephone	1,398	1,486
Amortization of intangibles	483	543
FDIC expense	3,720	4,366
Other operating expense	11,711	12,345
Total other expense	$113,768	$114,445

The efficiency ratio for the first quarter 2012 was 65.52%, compared to 64.37% during the same period in 2011. The efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is during the first quarter 2012, 65.52 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Income Taxes
Income tax expense was $12.3 million and $10.2 million for the quarters ended March 31, 2012 and 2011, respectively. The effective income tax rate for the first quarter 2012 was 28.91%, compared to 27.06% for the same quarter in 2011.

Line of Business Results

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 8 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the quarters ended March 31, 2012 and 2011:

					FirstMerit
March 31, 2012	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$64,820	$54,272	$4,598	$(2,262)	$121,428
Provision for loan losses	9,104	2,537	225	2,195	14,061
Other income	14,309	25,265	8,068	4,084	51,726
Other expenses	43,351	57,481	10,214	2,722	113,768
Net income (loss)	17,677	12,687	1,447	(1,467)	30,344
AVERAGES :
Assets	$6,328,473	$2,910,354	$236,571	$5,021,539	$14,496,937
Loans (noncovered and covered)	6,306,446	2,634,702	223,131	53,600	9,217,879
Earnings assets	6,397,111	2,670,067	223,159	3,644,847	12,935,184
Deposits	3,139,197	7,464,867	698,700	169,257	11,472,021
Economic Capital	387,073	214,265	48,106	931,565	1,581,009

					FirstMerit
March 31, 2011	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$68,204	$55,771	$4,823	$(4,607)	$124,191
Provision for loan losses	10,017	5,949	619	5,764	22,349
Other income	14,793	24,191	8,193	5,579	52,756
Other expenses	37,613	60,830	10,297	5,705	114,445
Net income (loss)	23,211	8,685	1,365	(5,701)	27,560
AVERAGES :
Assets	$6,094,547	$2,954,002	$243,249	$4,979,073	$14,270,871
Loans (noncovered and covered)	6,115,640	2,701,464	231,686	69,834	9,118,624
Earnings assets	6,179,853	2,810,606	232,168	3,338,288	12,560,915
Deposits	2,850,880	7,491,311	655,506	322,114	11,319,811
Economic Capital	376,347	230,562	53,013	856,305	1,516,227

The commercial segment's net income decreased $5.5 million from March 31, 2011 to $17.7 million for the quarter ended March 31, 2012. FTE adjusted net interest income totaled $64.8 million for the quarter ended March 31, 2012 compared to $68.2 million for the quarter ended March 31, 2011, a decrease of $3.4 million, or 4.96%. The decrease was primarily attributable to a $423.3 million decrease in covered loan balances acquired via FDIC-assisted acquisitions, offset by strong loan production resulting in growth in regional lending, specialty finance and asset based lending. Provision for credit losses for the commercial segment totaled $9.1 million for the quarter ended March 31, 2012 compared to $10.0 million for the quarter ended March 31, 2011, a decrease of $0.9 million, or 9.11%. The decrease in the provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $1.1 million to $6.3 million for the quarter ended March 31, 2012. The remaining provision covered substantial loan growth in noncovered loans. Non-interest income was $14.3 million for the quarter ended March 31, 2012 compared to $14.8 million for the same period in 2011. The decrease was primarily attributable to lower gains recognized from covered loans paid in full, offset by growth in merchant card fees and commercial loan fees. Non-interest expense for the commercial segment was $43.4 million for the quarter ended March 31, 2012 compared to $37.6 million for the quarter ended March 31, 2011. The increase in expenses was primarily attributable to a change in the FDIC assessment calculation from using deposit balances to risk-weighted assets. Additionally, expenses are higher due to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets, and treasury management.

The retail segment's net income increased $4.0 million for the quarter ended March 31, 2012 to $12.7 million for the quarter ended March 31, 2011. FTE adjusted net interest income totaled $54.3 million for the quarter ended March 31, 2012 compared to $55.8 million for the quarter ended March 31, 2011, a decrease of $1.5 million or 2.69%. The decrease was primarily attributable to a $48.0 million decrease in covered loan balances acquired via FDIC assisted acquisitions. Deposit balances were consistent with the quarterly average in 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $2.5 million for the quarter ended March 31, 2012 compared to $5.9 million for the quarter ended March 31, 2011, a decrease of $3.4 million, or 57.35%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $3.2 million to $5.6 million for the quarter ended March 31, 2012. Non-interest income was $25.3 million for the quarter ended March 31, 2012 compared to $24.2 million for the quarter ended March 31, 2011, an increase of $1.1 million, or 4.44%. The increase was primarily attributable to higher mortgage fee income, offset by the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on ATM interchange fees. Non-interest expense was $57.5 million for the quarter ended March 31, 2012 compared to $60.8 million for the quarter ended March 31, 2011. The decrease in expenses was primarily attributable to the change in FDIC assessment methodology. The internal allocations were shifted from allocating based upon deposits to an allocation based upon risk-wighted assets.

The wealth segment's net income of $1.4 million for the quarter ended March 31, 2012 increased $0.1 million from the quarter ended March 31, 2011. The increase was attributable to lower provision for loan losses offset partially by lower annuity sales income as a result of the lower interest rate environment, as well as lower deposit spread income. Deposits have grown $43.2 million to $698.7 million as of March 31, 2012. Non-interest expense for the quarter ended March 31, 2012 was consistent with the first quarter of 2011.

Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the parent company, community development operations, treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $1.5 million for the quarter ended March 31, 2012 which was $4.2 million higher than for the quarter ended March 31, 2011. The improvement was attributable to higher interest income from investment securities, lower provision for credit losses, and lower expenses from acquisitions.

FINANCIAL CONDITION

Acquisitions

First Bank Branches

On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area.

George Washington Savings Bank – FDIC Assisted Acquisition

On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of George Washington to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million or $0.7 million net of tax.

Midwest Bank and Trust Company – FDIC Assisted Acquisition

On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Midwest, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million.

The acquisitions of First Bank, George Washington and Midwest were considered business combinations and all acquired assets and liabilities were recorded at their estimated fair value. The one-year measurement period for the three acquisitions expired before June 30, 2011. Material adjustments to acquisition date estimated fair values were recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

Additional information on these three acquisitions can be found in Note 2 (Business Combinations), Note 4 (Loans), Note 6 (Goodwill and Intangible Assets) and Note 11 (Fair Value Measurement) in the notes to unaudited consolidated financial statements.

Investment Securities

At March 31, 2012, total investment securities were $3.7 billion compared to $3.6 billion at December 31, 2011 and $3.6 billion at March 31, 2011. Available-for-sale securities were $3.5 billion at March 31, 2012 compared to $3.4 billion at December 31, 2011 and March 31, 2011. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The increase of $138.1 million and $128.9 million in available-for-sale securities from December 31, 2011 and March 31, 2011, respectively, reflects Management's efforts to maintain a high quality portfolio and manage the Corporation's interest rate risk profile. As part of a newly identified balance sheet strategy, the available-for-sale investment portfolio is being repositioned by liquidating the lowest yielding securities, with a small portion of the proceeds being used to pay down high-cost wholesale funding, and the remaining proceeds being invested into higher yielding securities. Management has identified an opportunity to reposition the investment portfolio to enhance yields. As part of this repositioning strategy, the duration of investment portfolio will be extended approximately one year. Historically, the Corporation has maintained the duration of the investment portfolio at 1.2 years. During the quarter ended March 31, 2012, net realized gains of $0.3 million from the sale of available-for-sale securities were recorded as a result of the aforementioned activities. There was no net realized gain or loss recognized in the quarter ended March 31, 2011.

Held-to-maturity securities totaled $100.8 million at March 31, 2012 compared to $82.8 million at

December 31, 2011 and $65.9 million at March 31, 2011 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $140.7 million at March 31, 2012 and December 31, 2011 compared to $160.8 million at March 31, 2011 and consisted primarily of FHLB and FRB stock. The Corporation redeemed $20.3 million in FHLB Chicago stock in the quarter ended December 31, 2011.

Net unrealized gains were $88.3 million, $85.0 million and $55.9 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.

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

Gross unrealized losses of $16.7 million as of March 31, 2012 , compared to $17.8 million as of December 31, 2011, and $18.0 million at March 31, 2011 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation’s trust preferred securities.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the unaudited consolidated financial statements.

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

Total noncovered loans increased from December 31, 2011 by $114.3 million or 1.47% and increased from March 31, 2011 by $677.0 million or 9.42%. This increase was driven primarily by higher commercial loans which increased 2.20% from December 31, 2011 and 14.34% from March 31, 2011 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the capital markets and healthcare lines of business. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio.

Low interest rates contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased $15.3 million or 3.70% from December 31, 2011 and $29.6 million or 7.40% from March 31, 2011 as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio than in previous periods.

Installment loans decreased $3.7 million or 0.30% from December 31, 2011 and $22.2 million or 1.73% from March 31, 2011 reflecting continued consumer loans pay downs. Credit card loans decreased $5.7 million or 3.92% from December 31, 2011 and $1.2 million or 0.88% from March 31, 2011.

Total covered loans, including the loss share receivable, decreased from December 31, 2011 by $119.0 million or 7.95% and decreased from March 31, 2011 by $492.1 million or 26.31%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
		(In thousands)
Commercial	$5,220,051	$5,107,747	$4,565,376
Residential mortgage	428,950	413,664	399,380
Installment	1,259,930	1,263,665	1,282,170
Home equity	739,548	743,982	736,947
Credit card	140,618	146,356	141,864
Leases	74,112	73,530	60,487
Total noncovered loans (a)	7,863,209	7,748,944	7,186,224
Allowance for noncovered loan losses	(103,849)	(107,699)	(114,690)
Net noncovered loans	7,759,360	7,641,245	7,071,534
Covered loans (b)	1,378,150	1,497,140	1,870,255
Allowance for covered loan losses	(41,070)	(36,417)	(28,405)
Net covered loans	1,337,080	1,460,723	1,841,850
Net loans	$9,096,440	$9,101,968	$8,913,384
(a) Includes acquired, noncovered loans of $99.2 million, $113.2 million and $196.3 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

(b) Includes loss share receivable of $171.1 million, $205.7 million and $266.0 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The Corporation has approximately $3.4 billion of loans secured by real estate. Approximately 85.79% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of this allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Polices) and 4 (Loans and Allowance for Loan Losses) in 2011 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.

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

Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio’s collectability characteristics not captured by historical loss data.

Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss share agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended March 31, 2012, the Corporation increased its allowance for covered loan losses to $41.1 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $10.8 million and an increase of $4.9 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss share agreements, exceeds any remaining credit discounts. The allowance for loan losses on Acquired Non-Impaired Loans was of $0.4 million and $0.7 million as of March 31, 2012 and December 31, 2011, respectively, and is included in the allowance for noncovered loan losses on the consolidated balance sheets. There was no allowance for loan losses on Acquired Non-Impaired Loans as of March 31, 2011.

At March 31, 2012, the allowance for loan losses on noncovered loans was $103.8 million, or 1.34% of loans outstanding, excluding acquired loans, compared to $107.7 million, or 1.41%, at year-end 2011 and $114.7 million, or 1.64%, for the quarter ended March 31, 2011. The allowance equaled 194.83% of nonperforming loans at March 31, 2012, compared to 166.64% at year-end 2011, and 138.67% for March 31, 2011. The additional reserves related to qualitative risk factors totaled $19.9 million, $14.5 million, and $12.6 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Nonperforming loans have decreased by $11.3 million over December 31, 2011, and $29.4 million over March 31, 2011 primarily attributable to the improving economic conditions and extensive loan work out activities.

Net charge-offs on noncovered loans were $12.0 million for the first quarter ended 2012 compared to $17.0 million for the quarter ended March 31, 2011. As a percentage of average loans outstanding, excluding acquired loans, net charge-offs equaled 0.63% and 0.99% as of March 31, 2012 and 2011, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.

The allowance for unfunded lending commitments at March 31, 2012, December 31, 2011, and March 31, 2011 was $5.4 million, $6.4 million and $7.2 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $109.3 million, $114.1 million, and $121.9 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

	Quarters ended
	March 31, 2012	December 31, 2011	March 31, 2011
		(In thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$107,699	$109,187	$114,690
Provision for loan losses	8,129	12,275	17,018
Net charge-offs	11,979	13,763	17,018
Allowance for loan losses-end of period	$103,849	$107,699	$114,690
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$6,373	$6,360	$8,849
Provision for/(relief of) credit losses	(963)	13	(1,647)
Balance at end of period	5,410	6,373	7,202
Allowance for credit losses	$109,259	$114,072	$121,892
Annualized net charge-offs as a % of average loans	0.63%	0.73%	0.99%
Allowance for noncovered loan losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.34%	1.41%	1.64%
As a percentage of nonperforming loans	194.83%	166.64%	138.67%
As a multiple of annualized net charge offs	2.16	1.97	1.66
Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.41%	1.49%	1.74%
As a percentage of nonperforming loans	204.98%	176.50%	147.38%
As a multiple of annualized net charge offs	2.27	2.09	1.77

(a)	Excludes loss share receivable

The following tables show the overall credit quality by specific asset and risk categories.

	At March 31, 2012
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$6,079	$41,041	$—	$32,378	$5,522	$2,060	$18,076	$105,156
Allowance	972	2,702	—	1,902	66	92	1,505	7,239
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	40,605	—	10,706					51,311
Grade 1 allowance	16	—	5					21
Grade 2 loan balance	97,078	6,820	—					103,898
Grade 2 allowance	90	14	—					104
Grade 3 loan balance	521,791	261,669	7,098					790,558
Grade 3 allowance	830	857	10					1,697
Grade 4 loan balance	2,070,512	1,803,886	55,930					3,930,328
Grade 4 allowance	18,326	15,473	277					34,076
Grade 5 (Special Mention) loan balance	51,591	73,740	—					125,331
Grade 5 allowance	2,413	2,908	—					5,321
Grade 6 (Substandard) loan balance	85,448	83,132	378					168,958
Grade 6 allowance	14,511	10,948	42					25,501
Grade 7 (Doubtful) loan balance	68	—	—					68
Grade 7 allowance	14	—	—					14
Consumer loans based on payment status:
Current loan balances				1,211,998	712,110	136,423	388,523	2,449,054
Current loans allowance				10,544	4,407	4,683	2,909	22,543
30 days past due loan balance				7,268	1,793	868	8,269	18,198
30 days past due allowance				803	519	460	338	2,120
60 days past due loan balance				2,006	469	458	2,444	5,377
60 days past due allowance				666	292	379	387	1,724
90+ days past due loan balance				4,100	943	809	9,970	15,822
90+ days past due allowance				838	985	906	760	3,489
Total loans	$2,873,172	$2,270,288	$74,112	$1,257,750	$720,837	$140,618	$427,282	$7,764,059
Total Allowance for Loan Losses	$37,172	$32,902	$334	$14,753	$6,269	$6,520	$5,899	$103,849
The table excludes acquired loans and loss share receivable.

	At December 31, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,269	$45,407	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Allowance	2,497	1,698	—	1,382	31	108	1,364	7,080
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,607	—	10,636					48,243
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	122,124	4,833	—					126,957
Grade 2 allowance	117	12	—					129
Grade 3 loan balance	479,119	266,134	5,868					751,121
Grade 3 allowance	756	1,015	9					1,780
Grade 4 loan balance	1,973,671	1,789,722	57,026					3,820,419
Grade 4 allowance	17,643	16,968	326					34,937
Grade 5 (Special Mention) loan balance	50,789	63,525	—					114,314
Grade 5 allowance	2,226	2,841	—					5,067
Grade 6 (Substandard) loan balance	77,123	99,644	—					176,767
Grade 6 allowance	9,109	14,496	—					23,605
Grade 7 (Doubtful) loan balance	—	263	—					263
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,207,488	715,282	141,338	370,870	2,434,978
Current loans allowance				12,286	4,619	5,158	3,045	25,108
30 days past due loan balance				11,531	2,627	1,090	11,778	27,026
30 days past due allowance				1,333	623	529	498	2,983
60 days past due loan balance				3,388	778	707	2,059	6,932
60 days past due allowance				1,104	442	530	315	2,391
90+ days past due loan balance				5,167	1,241	1,019	9,719	17,146
90+ days past due allowance				1,876	1,051	1,044	627	4,598
Total loans	$2,748,702	$2,269,528	$73,530	$1,261,145	$724,691	$146,356	$411,824	$7,635,776
Total Allowance for Loan Losses	$32,363	$37,030	$341	$17,981	$6,766	$7,369	$5,849	$107,699
 The table excludes acquired loans and loss share receivable.

	March 31, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$4,629	$66,106	$—	$8,333	$1,307	$2,836	$13,031	$96,242
Allowance	156	5,554	—	336	8	162	896	7,112
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	45,658	12,415	7,732					65,805
Grade 1 allowance	24	—	7					31
Grade 2 loan balance	91,210	6,220	—					97,430
Grade 2 allowance	141	17	—					158
Grade 3 loan balance	322,185	288,929	4,097					615,211
Grade 3 allowance	812	1,250	12					2,074
Grade 4 loan balance	1,568,205	1,624,964	48,322					3,241,491
Grade 4 allowance	21,029	16,780	430					38,239
Grade 5 (Special Mention) loan balance	55,624	102,406	187					158,217
Grade 5 allowance	2,143	4,692	9					6,844
Grade 6 (Substandard) loan balance	47,624	159,088	149					206,861
Grade 6 allowance	7,344	12,474	22					19,840
Grade 7 (Doubtful) loan balance	148	313	—					461
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,253,122	708,845	136,063	367,716	2,465,746
Current loans allowance				16,742	4,982	6,335	3,376	31,435
30 days past due loan balance				9,188	3,072	975	8,297	21,532
30 days past due allowance				1,520	787	522	261	3,090
60 days past due loan balance				2,460	1,385	766	1,615	6,226
60 days past due allowance				1,237	815	575	182	2,809
90+ days past due loan balance				6,064	290	1,224	7,173	14,751
90+ days past due allowance				874	291	1,118	775	3,058
Total loans	$2,135,283	$2,260,441	$60,487	$1,279,167	$714,899	$141,864	$397,832	$6,989,973
Total Allowance for Loan Losses	$31,649	$40,767	$480	$20,709	$6,883	$8,712	$5,490	$114,690
 The table excludes acquired loans and loss share receivable.

Asset Quality

Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans Allowance for Loan Losses) in the 2011 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.

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

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonperforming loans:
Restructured nonaccrual loans:
Commercial loans	$7,067	$8,311	$3,843
Consumer loans	3,364	3,465	3,853
Total restructured loans	10,431	11,776	7,696
Other nonaccrual loans:
Commercial loans	37,479	47,504	67,403
Consumer loans	5,353	5,351	7,607
Total nonaccrual loans	42,832	52,855	75,010
Total nonperforming loans	53,263	64,631	82,706
Other real estate	14,670	16,463	30,053
Total nonperforming assets	$67,933	$81,094	$112,759
Loans past due 90 days or more accruing interest	$9,261	$11,373	$7,993
Total nonperforming assets as a percentage of total loans and ORE	0.87%	1.06%	1.61%

Credit quality continued to improve during the quarter ended March 31, 2012. Total nonperforming assets as of March 31, 2012 were $68.0 million, a decrease of $13.2 million or 16.23% from December 31, 2011 and a decrease of $44.8 million or 39.75% from March 31, 2011. Total legacy loans past due 30-89 days totaled $45.7 million at March 31, 2012, a decrease of $1.8 million or 3.77% from December 31, 2011 and a decrease of $34.3 million or 42.87% from March 31, 2011. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming loans decreased $11.3 million from December 31, 2011 and $26.7 million from March 31, 2011 reflecting movement of assets for disposition into other real estate along with loan payments and charge-downs. New nonperforming commercial loans have continued to decline from December 31, 2011 through March 31, 2012. Total other real estate decreased $1.8 million from December 31, 2011 and decreased $15.4 million from March 31, 2011, reflecting the disposition of foreclosed properties and a slow down in new foreclosures. As of March 31, 2012, other real estate includes $0.5 million of vacant land no longer considered for branch expansion.

Net charge offs within the consumer portfolio were $5.5 million for the quarter ended March 31, 2012 compared to $9.7 million for the quarter ended March 31, 2011. Average FICO scores on the consumer portfolio subcomponents are excellent with average scores on installment loans at 715, home equity lines at

775, residential mortgages at 748 and credit cards at 770.

Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2012, accruing legacy loans 90 days or more past due totaled $9.3 million compared to $11.4 million at December 31, 2011 and $8.0 million at March 31, 2011. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.
The following table is a nonaccrual commercial loan flow analysis, excluding acquired loans:

	Quarters Ended
	March 31, 2012	December 31, 2011	September 30, 2011		June 30, 2011		March 31, 2011
Nonaccrual commercial loans beginning of period	$55,815	$59,928	$63,688		$71,247		$89,828
Credit Actions:
New	5,980	11,402	9,232	—	5,219	9,232	7,876
Loan and lease losses	(3,296)	(648)	(5,047)	—	(4,469)		(4,717)
Charged down	(3,703)	(6,769)	(3,987)	—	(3,877)		(3,207)
Return to accruing status	(1,990)	(119)	(38)	—	(334)		(524)
Payments	(8,260)	(7,979)	(3,920)	—	(4,098)		(18,009)
Nonaccrual commercial loans end of period	$44,546	$55,815	$59,928		$63,688		$71,247

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as troubled debt restructurings ("TDRs"). In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified as TDRs unless the modification is short-term (30 to 90 days) and considered to be an insignificant delay while awaiting additional information from the borrower. All amounts due, including interest accrued at the contractual interest rate, are expected to be collected. TDRs return to accrual status once the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. A sustained period of repayment performance would be a minimum of six consecutive payment cycles from the date of restructure.

Our TDR portfolio, excluding covered loans, is predominately composed of consumer installment loans,

first and second lien residential mortgages and home equity lines of credit which total, in aggregate and as a percentage of the Corporation's total noncovered TDR portfolio, $58.0 million or 77.22% and $57.9 million or 79.43% as of March 31, 2012 and December 31, 2011, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

In addition, the Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation's accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits as of March 31, 2012 and December 31, 2011 totaled $11.5 billion compared to $11.3 billion at March 31, 2011. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

	Quarter ended
	March 31, 2012		December 31, 2011		March 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing	$3,036,590	—	$3,013,543	—	$2,874,884	—
Interest-bearing	1,066,132	0.09%	991,456	0.09%	841,545	0.09%
Savings and money market accounts	5,675,052	0.36%	5,569,213	0.43%	4,978,773	0.64%
Certificates and other time deposits	1,694,247	0.84%	1,842,334	0.69%	2,624,607	1.05%
Total customer deposits	11,472,021	0.31%	11,416,546	0.33%	11,319,809	0.53%
Securities sold under agreements to repurchase	887,715	0.12%	999,639	0.20%	848,169	0.44%
Wholesale borrowings	184,659	2.51%	225,116	2.35%	325,296	2.04%
Total funds	$12,544,395		$12,641,301		$12,493,274
Average demand deposits comprised 35.76% of average deposits in the 2012 first quarter compared to 32.83% in the 2011 first quarter. Savings accounts, including money market products, made up 49.47% of average deposits in the 2012 first quarter compared to 43.98% in the 2011 first quarter. Certificates of deposits made up 14.77% of average deposits in the first quarter 2012 and 23.19% in the first quarter 2011.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 29 basis points compared to one year ago, or 65.91% for the quarter ended March 31, 2012 due to a drop in interest rates.

The following table summarizes certificates of deposits of $100 thousand or more as of March 31, 2012, by time remaining until maturity:

Amount
Time until maturity:	(In thousands)
Under 3 months	$127,862
3 to 6 months	134,920
6 to 12 months	164,066
Over 1 year through 3 years	131,132
Over 3 years	19,882
$577,862

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholder’s Equity

Shareholders’ equity at March 31, 2012 and December 31, 2011 totaled $1.6 billion compared to $1.5 billion at March 31, 2011. The cash dividend of $0.16 per share paid in the first quarter of 2012 has an indicated annual rate of $0.64 per share.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.86% at March 31, 2012, compared to 7.86% at December 31, 2011, and 7.50% at March 31, 2011.

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

As of March 31, 2012, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31, 2012		December 31, 2011		March 31, 2011
	(Dollars in thousands)
Consolidated
Total equity	$1,584,105	10.80%	$1,565,953	10.84%	$1,519,957	10.51%
Common equity	1,584,105	10.80%	1,565,953	10.84%	1,519,957	10.51%
Tangible common equity (a)	1,116,304	7.86%	1,097,670	7.86%	1,050,045	7.50%
Tier 1 capital (b)	1,136,705	11.55%	1,119,892	11.48%	1,074,020	11.68%
Total risk-based capital (c)	1,260,065	12.80%	1,242,177	12.73%	1,189,389	12.94%
Leverage (d)	1,136,705	8.16%	1,119,892	7.95%	1,074,020	7.81%
Bank Only
Total equity	$1,503,320	10.26%	$1,483,743	10.29%	$1,327,090	9.18%
Common equity	1,503,320	10.26%	1,483,743	10.29%	1,327,090	9.18%
Tangible common equity (a)	1,035,519	7.30%	1,015,460	7.28%	857,178	6.13%
Tier 1 capital (b)	1,051,301	10.71%	1,033,171	10.62%	986,868	10.75%
Total risk-based capital (c)	1,169,762	11.91%	1,150,675	11.82%	1,097,702	11.96%
Leverage (d)	1,051,301	7.50%	1,033,171	7.35%	986,868	7.19%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter's average assets less goodwill.

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

Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates. Each of these types of risks is defined in the discussion of market risk management of the 2011 Form 10-K.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2012	(7.54)%	2.90%	5.07%	6.64%
March 31, 2011	*	1.56%	3.42%	4.82%

*	Modeling for the decrease in 100 basis points scenario was suspended due to the current rate environment.

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2012	(1.69)%	0.12%	(0.98)%	(3.02)%
March 31, 2011	*	3.31%	7.88%	8.75%

*	Modeling for the decrease in 100 basis points scenario was suspended due to the current rate environment.

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Management of interest rate exposure. Management uses the results of its various simulation analysis to formulate strategies to achieve a desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 9 (Derivatives and Hedging Activities) to the unaudited consolidated financial statements.

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 85.84% of total deposits at March 31, 2012. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the first quarter of 2012 in addition to unencumbered, or unpledged, investment securities that totaled $1.3 billion as of March 31, 2012.

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

Funding Trends for the Quarter - During the three months ended March 31, 2012, lower cost core deposits increased by $309.7 million from the previous quarter. In aggregate, deposits increased $216.6 million from December 31, 2011. Securities sold under agreements to repurchase increased $62.5 million from December 31, 2011. Wholesale borrowings decreased $26.9 million from December 31, 2011. The Corporation’s loan to deposit ratio increased to 79.34% at March 31, 2012 from 80.88% at December 31, 2011.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the quarter ended March 31, 2012, FirstMerit Bank paid $17.5 million in dividends to FirstMerit Corporation. As of March 31, 2012, FirstMerit Bank had an additional $152.4 million available to pay dividends without regulatory approval.

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

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act will diminish with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System. The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.

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

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Minimum global liquidity standards under Basel III are meant to ensure banks maintain adequate levels of liquidity on both a short and medium to longer horizon. Expected liquidity standard implementation dates are January 1, 2015 and January 1, 2018. When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. When fully phased in on January 1, 2019, Basel III will require banking institutions to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Regulations implementing Basel III are expected to be proposed in mid-2012, with adoption of final regulations unknown. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1

(Summary of Significant Accounting Policies) of the 2011 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts, mortgage loan commitments, and TBA Securities is included in Note 9 (Derivatives and Hedging Activities) to the Corporation’s consolidated financial statements included in this report and in Note 17 to the 2011 Form 10-K. There have been no significant changes since December 31, 2011.

Forward-looking Safe-harbor Statement

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the 2011 Form 10-K.

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

In the normal course of business, the Corporation is subject to pending and threatened legal actions, including claims for material relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders' equity of the Corporation.

For additional information on litigation, see Note 13 (Commitments and Contingencies) to the consolidated financial statements.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.
(b) Not applicable.
(c) The following table provides information with respect to purchases the Corporation made of shares of its common stock during the first quarter of the 2012 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balances as of December 31, 2011				396,272
January 1, 2012 - January 31, 2012	34,253	$16.44	—	396,272
February 1, 2012 - February 29, 2012	29,328	20.75	—	396,272
March 1, 2012 - March 31, 2012	5,865	24.26	—	396,272
Balances as of March 31, 2012	69,446	$18.92	—	396,272

(1)
Reflects 69,446 shares of common stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the first quarter of 2012.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares of common stock (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Index

Exhibit Number	Description

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

101*
The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

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
Terrence E. Bichsel, Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
May 4, 2012