Form 10-Q
period 2012-06-30
FIRSTMERIT CORP /OH/
filed 2012-08-03
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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
As of July 30, 2012, 109,642,025 shares of common stock, without par value, were outstanding.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited, except December 31, 2011, which is derived from the audited financial statements)	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$226,026	$219,256	$191,965
Interest-bearing deposits in banks	111,909	158,063	32,113
Total cash and cash equivalents	337,935	377,319	224,078
Investment securities
Held-to-maturity	352,221	82,764	80,857
Available-for-sale	3,216,365	3,353,553	3,498,272
Other investments	140,742	140,726	160,805
Loans held for sale	19,018	30,077	22,951
Noncovered loans:
Commercial	5,404,971	5,107,747	4,808,305
Residential mortgage	438,147	413,664	400,661
Installment	1,262,877	1,263,665	1,259,072
Home equity	766,840	743,982	738,719
Credit cards	142,586	146,356	143,828
Leases	84,507	73,530	57,634
Total noncovered loans	8,099,928	7,748,944	7,408,219
Allowance for noncovered loan losses	(103,849)	(107,699)	(109,187)
Net noncovered loans	7,996,079	7,641,245	7,299,032
Covered loans (includes loss share receivable of $152.6 million, $205.7 million and $239.4 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively)	1,271,888	1,497,140	1,755,107
Allowance for covered loan losses	(42,606)	(36,417)	(33,360)
Net covered loans	1,229,282	1,460,723	1,721,747
Net loans	9,225,361	9,101,968	9,020,779
Premises and equipment, net	184,851	192,949	191,674
Goodwill	460,044	460,044	460,044
Intangible assets	7,274	8,239	9,325
Covered other real estate (includes loss share receivable of $0.3 million, $1.3 million and $5.1 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively)	54,549	54,505	58,502
Accrued interest receivable and other assets	622,984	639,558	620,270
Total assets	$14,621,344	$14,441,702	$14,347,557
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,227,819	$3,030,225	$2,944,117
Interest-bearing	1,080,790	1,062,896	842,280
Savings and money market accounts	5,728,598	5,595,409	5,305,584
Certificates and other time deposits	1,578,634	1,743,079	2,248,958
Total deposits	11,615,841	11,431,609	11,340,939
Federal funds purchased and securities sold under agreements to repurchase	896,910	866,265	809,570
Wholesale borrowings	178,135	203,462	325,133
Accrued taxes, expenses, and other liabilities	329,643	374,413	321,528
Total liabilities	13,020,529	12,875,749	12,797,170
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: June 30, 2012, December 31, 2011 and June 30, 2011 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	472,138	479,882	477,449
Accumulated other comprehensive loss	(18,425)	(23,887)	(9,145)
Retained earnings	1,157,422	1,131,203	1,103,608
Treasury stock, at cost: June 30, 2012 - 5,481,058 shares; December 31, 2011 - 5,870,923 shares; June 30, 2011 -5,880,692 shares	(138,257)	(149,182)	(149,462)
Total shareholders’ equity	1,600,815	1,565,953	1,550,387
Total liabilities and shareholders’ equity	$14,621,344	$14,441,702	$14,347,557
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)	Quarters ended		Six Months Ended
(Unaudited)	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans and loans held for sale	$103,126	$107,904	$206,208	$222,460
Investment securities
Taxable	21,783	22,176	44,201	43,661
Tax-exempt	3,846	3,137	7,426	6,332
Total investment securities interest	25,629	25,313	51,627	49,993
Total interest income	128,755	133,217	257,835	272,453
Interest expense:
Deposits:
Demand-interest bearing	236	177	483	361
Savings and money market accounts	5,033	7,398	10,136	15,243
Certificates and other time deposits	3,169	5,606	6,693	12,433
Securities sold under agreements to repurchase	276	940	544	1,855
Wholesale borrowings	1,118	1,653	2,269	3,292
Total interest expense	9,832	15,774	20,125	33,184
Net interest income	118,923	117,443	237,710	239,269
Provision for noncovered loan losses	8,766	10,138	16,895	27,156
Provision for covered loan losses	3,430	7,481	9,362	12,812
Net interest income after provision for loan losses	106,727	99,824	211,453	199,301
Other income:
Trust department income	5,730	5,863	11,357	11,377
Service charges on deposits	14,478	15,712	28,887	30,622
Credit card fees	11,216	13,510	21,396	25,717
ATM and other service fees	3,890	3,063	7,680	5,980
Bank owned life insurance income	2,923	3,015	5,979	8,256
Investment services and insurance	2,388	1,972	4,635	4,419
Investment securities gains, net	548	889	808	889
Loan sales and servicing income	5,139	2,891	11,830	5,676
Other operating income	8,989	4,576	14,455	11,311
Total other income	55,301	51,491	107,027	104,247
Other expenses:
Salaries, wages, pension and employee benefits	61,598	56,713	125,571	116,583
Net occupancy expense	7,971	8,086	16,563	16,680
Equipment expense	7,598	6,816	14,702	13,652
Stationery, supplies and postage	2,285	2,750	4,428	5,455
Bankcard, loan processing and other costs	8,858	8,266	16,511	15,829
Professional services	9,307	5,940	12,659	11,734
Amortization of intangibles	483	543	966	1,086
FDIC expense	3,463	4,581	7,183	8,947
Other operating expense	17,514	16,373	34,262	34,548
Total other expenses	119,077	110,068	232,845	224,514
Income before income tax expense	42,951	41,247	85,635	79,034
Income tax expense	12,366	11,484	24,706	21,710
Net income	$30,585	$29,763	$60,929	$57,324
Other comprehensive income, net of taxes
Changes in unrealized securities' holding gains and losses	$4,103	$17,198	$5,987	$17,536
Reclassification for realized securities' gains	(356)	(578)	(525)	(578)
Total other comprehensive gain, net of taxes	3,747	16,620	5,462	16,958
Comprehensive income	$34,332	$46,383	$66,391	$74,282
Net income applicable to common shares	$30,585	$29,763	$60,929	$57,324
Net income used in diluted EPS calculation	$30,585	$29,763	$60,929	$57,324
Weighted average number of common shares outstanding - basic	109,562	109,138	109,386	108,954
Weighted average number of common shares outstanding - diluted	109,562	109,139	109,386	108,955
Basic earnings per common share	$0.28	$0.27	$0.56	$0.53
Diluted earnings per common share	$0.28	$0.27	$0.56	$0.53
Dividend per common share	$0.16	$0.16	$0.32	$0.32
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
(Unaudited)
Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	57,324	—	57,324
Cash dividends - common stock ($0.32 per share)	—	—	—	—	—	(34,616)	—	(34,616)
Nonvested (restricted) shares granted (560,438 shares)	—	—	—	(13,656)	—	—	13,657	1
Restricted stock activity (135,912 shares)	—	—	—	312	—	—	(2,535)	(2,223)
Deferred compensation trust (6,582 increase in shares)	—	—	—	(2)	—	—	2	—
Share-based compensation	—	—	—	5,228	—	—	—	5,228
Net unrealized gains on investment securities, net of taxes	—	—	—	—	16,958	—	—	16,958
Balance at June 30, 2011	$—	$127,937	$—	$477,449	$(9,145)	$1,103,608	$(149,462)	$1,550,387
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—	—	—	—	60,929	—	60,929
Cash dividends - common stock ($0.32 per share)	—	—	—	—	—	(34,710)	—	(34,710)
Nonvested (restricted) shares granted (570,423 shares)	—	—	—	(14,079)	—	—	14,079	—
Restricted stock activity (180,558 shares)	—	—	—	966	—	—	(3,244)	(2,278)
Deferred compensation trust (62,252 increase in shares)	—	—	—	(90)	—	—	90	—
Share-based compensation	—	—	—	5,410	—	—	—	5,410
Net unrealized gains on investment securities, net of taxes	—	—	—	—	5,462	—	—	5,462
Other	—	—	—	49	—	—	—	49
Balance at June 30, 2012	$—	$127,937	$—	$472,138	$(18,425)	$1,157,422	$(138,257)	$1,600,815
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Dollars in thousands)	2012	2011
(Unaudited)
Operating Activities
Net income	$60,929	$57,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,257	39,968
Depreciation and amortization	11,532	11,324
Benefit attributable to FDIC loss share	11,117	22,854
Accretion of acquired loans	(42,211)	(63,508)
Accretion income for lease financing	(1,409)	(1,304)
Amortization and accretion of securities, net
Available for sale	7,708	7,530
Held to maturity	124	13
Gain on sales and calls of investment securities, net
Available for sale	(808)	(889)
Originations of loans held for sale	(399,140)	(193,212)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	414,385	214,996
Gains on sales of loans, net	(4,186)	(3,395)
Amortization of intangible assets	966	1,086
Net change in assets and liabilities
Interest receivable	(1,951)	(1,273)
Interest payable	(649)	(709)
Prepaid assets	(1,317)	(16,552)
Bank owned life insurance	(5,979)	(4,195)
Employee pension liability	6,289	4,303
Other assets and liabilities	(12,506)	(10,560)
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,151	63,801
Investing Activities
Proceeds from sales of securities
Available for sale	161,078	3,648
Proceeds from prepayments, calls, and maturities
Available for sale	406,055	503,105
Held to maturity	22,140	15,568
Other	—	12
Purchases of securities
Available for sale	(660,967)	(939,552)
Held to maturity	(66,120)	(36,461)
Other	(42)	(79)
Net decrease in loans and leases	(119,807)	28,850
Purchases of premises and equipment	(3,434)	(5,132)
NET CASH USED BY INVESTING ACTIVITIES	(261,097)	(430,041)
Financing Activities
Net increase in demand accounts	215,488	127,443
Net increase in savings and money market accounts	133,189	493,800
Net decrease in certificates and other time deposits	(164,445)	(548,310)
Net increase in securities sold under agreements to repurchase	30,645	31,985
Net decrease in wholesale borrowings	(25,327)	(874)
Cash dividends - common	(34,710)	(34,616)
Restricted stock activity	(2,278)	(2,223)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,562	67,205
Decrease in cash and cash equivalents	(39,384)	(299,035)
Cash and cash equivalents at beginning of period	377,319	523,113
Cash and cash equivalents at end of period	$337,935	$224,078
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$17,442	$27,741
Federal income taxes	$26,939	$2,615
The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited) (Dollars in thousands except per share data)

1.    Summary of Significant Accounting Policies

Basis of Presentation - FirstMerit Corporation (the “Parent Company”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. (the “Bank”). The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and to general practices within the financial services industry.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of June 30, 2012 and 2011 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

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

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment was issued as result of an effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). While ASU 2011-04 is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands the disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IRFS No. 13. Many of the requirements for the amendments in ASU 2011-04 do not result in a change in the application of the requirements in ASC 820. ASU 2011-04 was effective for the Corporation on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a significant impact on the Corporation's consolidated financial statements. The newly required disclosures are incorporated into Note 12 (Fair Value Measurement).

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

2. Restructuring

During the quarter ended June 30, 2012, Management announced its implementation plans to enhance the operating efficiency and profitability of the Corporation. The efficiency initiative is a long-term plan to optimize service channels and lower the overall cost structure. It includes the elimination of assistant branch manager positions and closing of eight full service branches. As a result of the initiative, the Corporation estimated that it would reduce its workforce by approximately 340 positions. The elimination of the assistant branch manager positions represent the majority of those reductions. The majority of these positions have been eliminated as of June 30, 2012. Management expects to complete its reduction in workforce by December 31, 2012. All branch closures are expected to occur in the quarter ended September 30, 2012.

During the quarter ended June 30, 2012, the Corporation recognized $3.8 million in restructuring charges primarily consisting of employee separation and professional services. The balance of the costs is anticipated to be recognized during the quarter ended September 30, 2012. The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Employee Separation	Contract Termination	Long-Lived Asset Charges	Other	Total
Total expected restructuring charge	$3,254	$561	$337	$214	$4,366
Balance at April 1, 2012	$—	$—	$—	$—	$—
Charge to expense	3,254	—	337	162	3,753
Cash payments	(1,811)	—	—	(162)	(1,973)
Noncash utilization	—	—	(337)	—	(337)
Balance at June 30, 2012	$1,443	$—	$—	$—	$1,443
Remaining expected restructuring charge	$—	$561	$—	$52	$613

During the quarter ended June 30, 2012, severance expense for separated employees of $3.3 million was reported in salaries, wages, pension and employee benefits in the accompanying unaudited consolidated statements of comprehensive income. The obligation related to employee separation costs is included in accrued taxes, expenses and other liabilities in the accompanying unaudited consolidated balance sheets.

The Corporation also recognized $5.2 million in professional service fees in the quarter ended June 30, 2012 related to the efficiency initiative which was reported in professional services in the accompanying unaudited consolidated statements of comprehensive income. Other costs include costs related to closing the branches and other expenditures associated with the Corporation's restructuring initiative and are expensed as incurred.

3.    Business Combinations

First Bank Branches
On February 19, 2010, FirstMerit (“the Bank”) completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Banks, Inc. (“First Bank”) located in the greater Chicago, Illinois area. This acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”).

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

Midwest Bank and Trust Company – FDIC Assisted Acquisition

On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Midwest Bank and Trust Company (“Midwest”), a wholly-owned subsidiary of Midwest Bank Holdings, Inc., to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets.

The acquisition of the net assets of Midwest constituted a business combination and, accordingly, were recorded at their estimated fair values on the date of acquisition. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million.

Additional information on these three acquisitions can be found in Note 5 (Loans), Note 7 (Goodwill and Other Intangible Assets) and Note 12 (Fair Value Measurement).

4.    Investment Securities

The following tables provide the amortized cost and fair value for the major categories of held-to-maturity and available-for-sale securities. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after-tax basis as a component of other comprehensive income in the statements of comprehensive income and shareholders’ equity.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$35,224	$73	$—	$35,297
U.S. States and political subdivisions	249,410	15,914	(200)	265,124
Residential mortgage-backed securities:
U.S. government agencies	1,326,601	56,212	—	1,382,813
Commercial mortgage-backed securities:
U.S. government agencies	37,868	580	(20)	38,428
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,258,742	18,962	(326)	1,277,378
Non-agency	13	—	—	13
Commercial collateralized mortgage-backed securities:
U.S. government agencies	66,806	1,739	—	68,545
Corporate debt securities	157,434	1,555	(13,562)	145,427
Total debt securities	3,132,098	95,035	(14,108)	3,213,025
Marketable equity securities	3,340	—	—	3,340
Total securities available for sale	$3,135,438	$95,035	$(14,108)	$3,216,365
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$253,161	$3,033	$(119)	$256,075
Commercial mortgage-backed securities:
U.S. government agency obligations	$5,113	$—	$(29)	$5,084
Commercial collateralized mortgage obligations:
U.S. government agency obligations	$93,947	$61	$(47)	$93,961
Total securities held to maturity	$352,221	$3,094	$(195)	$355,120

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$122,711	$358	$—	$123,069
U.S. States and political subdivisions	334,916	22,865	(50)	357,731
Residential mortgage-backed securities:
U.S. government agencies	1,407,345	53,129	(131)	1,460,343
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,115,832	22,058	(55)	1,137,835
Non-agency	43,225	82	—	43,307
Commercial collateralized mortgage-backed securities:
U.S. government agencies	127,624	1,648	(145)	129,127
Corporate debt securities	115,947	276	(17,381)	98,842
Total debt securities	3,267,600	100,416	(17,762)	3,350,254
Marketable equity securities	3,299	—	—	3,299
Total securities available for sale	$3,270,899	$100,416	$(17,762)	$3,353,553
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$82,764	$2,348	$—	$85,112
Total securities held to maturity	$82,764	$2,348	$—	$85,112

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$370,649	$743	$(148)	$371,244
U.S. States and political subdivisions	299,238	10,728	(181)	309,785
Residential mortgage-backed securities:
U.S. government agencies	1,528,537	60,524	(90)	1,588,971
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,061,393	19,883	(1,326)	1,079,950
Non-agency	93,733	114	—	93,847
Corporate debt securities	61,461	—	(10,738)	50,723
Total debt securities	3,415,011	91,992	(12,483)	3,494,520
Marketable equity securities	3,752	—	—	3,752
Total securities available for sale	$3,418,763	$91,992	$(12,483)	$3,498,272
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$80,857	$2,048	$—	$82,905
Total securities held to maturity	$80,857	$2,048	$—	$82,905

Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheets.

	June 30, 2012	December 31, 2011	June 30, 2011
FRB stock	$21,045	$21,003	$20,804
FHLB stock	119,145	119,145	139,398
Other	552	578	603
Total other investments	$140,742	$140,726	$160,805

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $1.9 billion, $1.9 billion and $2.0 billion as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	June 30, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$—	$—	—	$—	$—	—	$—	$—
U.S. States and political subdivisions	15,742	(200)	28	—	—	—	15,742	(200)
Residential mortgage-backed securities:
U.S. government agencies	30	—	2	—	—	—	30	—
Commercial mortgage-backed securities:
U.S. government agencies	5,137	(20)	1	—	—	—	5,137	(20)
Residential collateralized mortgage-backed securities:
U.S. government agencies	88,482	(326)	9	—	—	—	88,482	(326)
U.S. non agencies	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	—	—	—	—	—
Corporate debt securities	21,359	(133)	6	48,085	(13,429)	8	69,444	(13,562)
Total temporarily impaired securities	$130,750	$(679)	46	$48,087	$(13,429)	9	$178,837	$(14,108)

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. States and political subdivisions	$5,249	$(50)	6	$—	$—	—	$5,249	$(50)
Residential mortgage-backed securities:
U.S. government agencies	40,020	(129)	4	149	(2)	1	40,169	(131)
Residential collateralized mortgage-backed securities:
U.S. government agencies	48,003	(55)	6	—	—	—	48,003	(55)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	30,227	(145)	2	—	—	—	30,227	(145)
Corporate debt securities	24,846	(127)	8	44,234	(17,254)	8	69,080	(17,381)
Total temporarily impaired securities	$148,345	$(506)	26	$44,385	$(17,256)	10	$192,730	$(17,762)

	June 30, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$23,538	$(148)	2	$—	$—	—	$23,538	$(148)
U.S. States and political subdivisions	18,176	(158)	24	655	(23)	1	18,831	(181)
Residential mortgage-backed securities:
U.S. government agencies	14,229	(87)	1	182	(3)	2	14,411	(90)
Residential collateralized mortgage-backed securities:
U.S. government agencies	265,319	(1,326)	18	—	—	—	265,319	(1,326)
Corporate debt securities	—	—	—	50,723	(10,738)	8	50,723	(10,738)
Total temporarily impaired securities	$321,262	$(1,719)	45	$51,560	$(10,764)	11	$372,822	$(12,483)

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

As of June 30, 2012, gross unrealized losses are concentrated within corporate debt securities and is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions that have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities, it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at June 30, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Realized Gains and Losses

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds	$66,213	$32,900	$161,077	$32,900
Realized gains	548	945	808	945
Realized losses	—	(56)	—	(56)
Net securities gains	$548	$889	$808	$889

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2012. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government agency debentures	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S govt. agency obligations	Commercial mortgage-backed securities - U.S govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non - U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$35,297	$15,897	$5,134	$—	$64,846	$—	$—	$—	$121,174	3.22%
Over one year through five years	—	27,984	1,330,029	—	1,180,481	13	63,366	23,944	2,625,817	2.72%
Over five years through ten years	—	173,985	47,650	38,428	32,051	—	5,179	73,398	370,691	3.69%
Over ten years	—	47,258	—	—	—	—	—	48,085	95,343	2.83%
Fair Value	$35,297	$265,124	$1,382,813	$38,428	$1,277,378	$13	$68,545	$145,427	$3,213,025	2.85%
Amortized Cost	$35,224	$249,410	$1,326,601	$37,868	$1,258,742	$13	$66,806	$157,434	$3,132,098
Weighted-Average Yield	0.73%	5.36%	3.09%	1.70%	2.37%	3.99%	2.16%	1.84%	2.85%
Weighted-Average Maturity	0.40	7.76	3.25	6.10	3.07	2.09	4.52	9.36	3.87
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$41,042	$—	$—	$—	$—	$—	$—	$41,042	1.54%
Over one year through five years	—	14,567	—	—	—	—	—	—	14,567	4.48%
Over five years through ten years	—	22,318	—	5,084	—	—	93,961	—	121,363	2.51%
Over ten years	—	178,148	—	—	—	—	—	—	178,148	5.57%
Fair Value	$—	$256,075	$—	$5,084	$—	$—	$93,961	$—	$355,120	4.01%
Amortized Cost	$—	$253,161	$—	$5,113	$—	$—	$93,947	$—	$352,221
Weighted-Average Yield	—%	5.58%	—%	1.90%	—%	—%	1.77%	—%	4.01%
Weighted-Average Maturity	—	13.75	—	6.17	—	—	7.09	—	9.96

5.    Loans

Total noncovered and covered loans outstanding as of June 30, 2012, December 31, 2011 and June 30, 2011 were as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
Commercial	$5,404,971	$5,107,747	$4,808,305
Residential mortgage	438,147	413,664	400,661
Installment	1,262,877	1,263,665	1,259,072
Home equity	766,840	743,982	738,719
Credit card	142,586	146,356	143,828
Leases	84,507	73,530	57,634
Total noncovered loans (a)	8,099,928	7,748,944	7,408,219
Allowance for noncovered loan losses	(103,849)	(107,699)	(109,187)
Net noncovered loans	7,996,079	7,641,245	7,299,032
Covered loans (b)	1,271,888	1,497,140	1,755,107
Allowance for covered loan losses	(42,606)	(36,417)	(33,360)
Net covered loans	1,229,282	1,460,723	1,721,747
Net loans	$9,225,361	$9,101,968	$9,020,779

(a)	Includes acquired, noncovered loans of $67.9 million, $113.2 million and $192.2 million as of June 30, 2012,
December 31, 2011 and June 30, 2011, respectively.

(b)	Includes loss share receivable of $152.6 million, $205.7 million and $239.4 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Originated loans are presented net of deferred loan origination fees and costs which amounted to $6.6 million, $6.0 million and $5.1 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Acquired loans, including covered loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 3 (Business Combinations), the Bank acquired loans with a fair value of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by loss sharing agreements that afford the Bank significant loss protection. Loans covered under loss sharing agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets. Changes in the loss share receivable associated with covered loans for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$171,136	$265,981	$205,664	$288,605
Accretion	(8,877)	(9,868)	(18,534)	(21,498)
Increase due to impairment	6,218	7,675	11,117	22,854
FDIC reimbursement	(10,651)	(22,771)	(38,081)	(48,402)
Covered loans paid in full	(5,211)	(1,593)	(7,551)	(2,135)
Balance at end of the period	$152,615	$239,424	$152,615	$239,424

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

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.4 billion, $1.6 billion and $1.9 billion as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

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

Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not reforecasted, the prior reporting period's estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

Changes in the carrying amount and accretable yield for Acquired Impaired Loans were as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
Balance at beginning of period	$161,292	$1,043,519	$212,446	$1,425,758	$176,736	$1,128,978	$227,652	$1,512,817
Accretion	(25,405)	25,405	(34,237)	34,237	(51,847)	51,847	(70,124)	70,124
Net Reclassifications from non-accretable to accretable	12,993	—	18,712	—	24,806	—	39,958	—
Payments, received, net	—	(104,610)	—	(122,074)	—	(216,511)	—	(245,020)
Disposals	(1,304)	—	(396)	—	(2,119)	—	(961)	—
Balance at end of period	$147,576	$964,314	$196,525	$1,337,921	$147,576	$964,314	$196,525	$1,337,921
A reconciliation of the contractual required payments receivable to the carrying amount of Acquired Impaired Loans for the three months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	June 30, 2011
Contractual required payments receivable	$1,413,526	$1,857,424
Nonaccretable difference	(301,636)	(322,978)
Expected cash flows	1,111,890	1,534,446
Accretable yield	(147,576)	(196,525)
Carrying balance	$964,314	$1,337,921

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

The overall improvement in the cash flow expectations resulted in the reclassification from nonaccretable difference to accretable yield of $13.0 million during the three months ended June 30, 2012, respectively. These reclassifications resulted in yield adjustments on these loans and pools on a prospective basis to interest income. Improved cash flow expectations for loans or pools that were impaired during prior periods were recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Additionally, the FDIC loss share receivable was prospectively reduced by the guaranteed portion of the additional cash flows expected to be received, with a corresponding reduction to interest income.

The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected resulted in the decline in the cash flow expectations of certain loans and pools during the quarter ended June 30, 2012. The decline in expected cash flows was recorded as provision expense of $9.6 million in the quarter ended June 30, 2012 with a related increase of $6.2 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. This decrease in cash flows resulted in a net increase to the allowance for covered loan losses of $3.4 million as of June 30, 2012. Further detail on impairment and provision expense related to acquired impaired loans can be found in the Note 6 (Allowance for Loan Losses).

Credit Quality Disclosures

The quality of the Corporation’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Corporation. These credit quality ratings are an important part of the Corporation’s overall credit risk management process and evaluation of the allowance for credit losses. See Note 6 (Allowance for Loan Losses) for further information.

Generally, loans, except for certain commercial, credit card and mortgage loans, and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

As of June 30, 2012

Legacy Loans							≥ 90 Days Past Due and Accruing (a)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$2,688	$291	$3,272	$6,251	$2,965,741	$2,971,992	$—	$11,119
CRE	9,503	1,338	12,810	23,651	2,064,261	2,087,912	460	22,621
Construction	646	—	1,653	2,299	296,910	299,209	—	1,794
Leases	—	—	—	—	84,507	84,507	—	—
Consumer
Installment	8,338	2,889	4,738	15,965	1,244,869	1,260,834	4,384	355
Home Equity Lines	1,208	772	1,014	2,994	745,468	748,462	1	1,088
Credit Cards	783	517	772	2,072	140,514	142,586	289	502
Residential Mortgages	10,561	4,531	7,856	22,948	413,548	436,496	1,411	6,361
Total	$33,727	$10,338	$32,115	$76,180	$7,955,818	$8,031,998	$6,545	$43,840

Acquired Loans (Noncovered)
	Days Past Due			Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$—	$—	$63	$63	$8,947	$9,010	$—	$69
CRE	364	—	2,670	3,034	33,814	36,848	—	2,778
Consumer
Installment	—	—	—	—	2,043	2,043	—	—
Home Equity Lines	607	—	—	607	17,771	18,378	—	—
Residential Mortgages	—	—	—	—	1,651	1,651	—	—
Total	$971	$—	$2,733	$3,704	$64,226	$67,930	$—	$2,847

Covered Loans (b)							≥ 90 Days Past Due and Accruing(c)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (c)
	30-59	60-89	≥ 90
Commercial
C&I	$3,299	$1,454	$25,146	$29,899	$137,089	$166,988	n/a	n/a
CRE	17,443	24,079	161,282	202,804	471,487	674,291	n/a	n/a
Construction	—	1,034	49,501	50,535	23,224	73,759	n/a	n/a
Consumer
Installment	—	615	22	637	8,198	8,835	n/a	n/a
Home Equity Lines	1,690	643	1,314	3,647	125,981	129,628	n/a	n/a
Residential Mortgages	11,452	1,571	9,509	22,532	43,240	65,772	n/a	n/a
Total	$33,884	$29,396	$246,774	$310,054	$809,219	$1,119,273	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $3.5 million of loans guaranteed by the U.S. government as of June 30, 2012.

(b)	Excludes loss share receivable of $152.6 million as of June 30, 2012.

(c)
Acquired impaired loans were not classified as nonperforming assets at June 30, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

As of December 31, 2011

Legacy Loans				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing (a)	Nonaccrual Loans
	Days Past Due
	30-59	60-89	≥ 90
Commercial
C&I	$1,521	$940	$5,490	$7,951	$2,740,751	$2,748,702	$465	$9,266
CRE	6,187	4,819	29,976	40,982	1,951,211	1,992,193	984	36,025
Construction	39	—	7,837	7,876	269,459	277,335	609	7,575
Leases	—	—	—	—	73,530	73,530	—	—
Consumer
Installment	11,531	3,388	5,167	20,086	1,241,059	1,261,145	4,864	624
Home Equity Lines	2,627	778	1,241	4,646	720,045	724,691	796	1,102
Credit Cards	1,090	707	1,019	2,816	143,540	146,356	403	622
Residential Mortgages	11,778	2,059	9,719	23,556	388,268	411,824	3,252	6,468
Total	$34,773	$12,691	$60,449	$107,913	$7,527,863	$7,635,776	$11,373	$61,682

Acquired Loans (Noncovered)				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	Days Past Due
	30-59	60-89	≥ 90
Commercial
C&I	$—	$—	$66	$66	$26,708	$26,774	$—	$69
CRE	—	452	1,675	2,127	60,616	62,743	—	2,880
Consumer
Installment	—	—	1	1	2,519	2,520	1	—
Home Equity Lines	67	—	1	68	19,223	19,291	2	—
Residential Mortgages	—	—	—	—	1,840	1,840	—	—
Total	$67	$452	$1,743	$2,262	$110,906	$113,168	$3	$2,949

Covered Loans (b)				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing (c)	Nonaccrual Loans (c)
	Days Past Due
	30-59	60-89	≥ 90
Commercial
C&I	$7,451	$2,137	$25,801	$35,389	$162,150	$197,539	n/a	n/a
CRE	20,379	12,895	170,795	204,069	573,779	777,848	n/a	n/a
Construction	4,206	1,674	57,978	63,858	26,051	89,909	n/a	n/a
Consumer
Installment	24	25	60	109	10,013	10,122	n/a	n/a
Home Equity Lines	2,656	1,094	1,088	4,838	136,710	141,548	n/a	n/a
Residential Mortgages	14,106	164	14,254	28,524	45,986	74,510	n/a	n/a
Total	$48,822	$17,989	$269,976	$336,787	$954,689	$1,291,476	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $3.0 million of loans guaranteed by the U.S. government as of December 31, 2011.

(b)	Excludes loss share receivable of $205.7 million as of December 31, 2011.

(c)
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

As of June 30, 2011

Legacy Loans							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$3,415	$6,346	$3,102	$12,863	$2,402,784	$2,415,647	$202	$5,168
CRE	8,286	4,848	42,535	55,669	1,917,646	1,973,315	1,900	47,164
Construction	529	2,091	10,150	12,770	240,609	253,379	31	10,495
Leases	—	—	—	—	57,634	57,634	—	—
Consumer
Installment	9,636	3,243	5,055	17,934	1,238,299	1,256,233	3,316	787
Home Equity Lines	2,086	835	571	3,492	713,297	716,789	571	938
Credit Cards	915	496	797	2,208	141,620	143,828	349	563
Residential Mortgages	9,559	1,560	8,129	19,248	379,942	399,190	3,715	6,663
Total	$34,426	$19,419	$70,339	$124,184	$7,091,831	$7,216,015	$10,084	$71,778

Acquired Loans (Noncovered)							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$177	$169	$68	$414	$53,807	$54,221	$—	$68
CRE	4,110	309	3,676	8,095	103,648	111,743	2,883	793
Consumer
Installment	3	70	15	88	2,751	2,839	15	—
Home Equity Lines	140	—	19	159	21,771	21,930	19	—
Residential Mortgages	62	—	—	62	1,409	1,471	—	—
Total	$4,492	$548	$3,778	$8,818	$183,386	$192,204	$2,917	$861

Covered Loans (b)							≥ 90 Days Past Due and Accruing(c)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (c)
	30-59	60-89	≥ 90
Commercial
C&I	$4,969	$7,569	$39,501	$52,039	$184,482	$236,521	n/a	n/a
CRE	27,684	35,750	205,958	269,392	660,039	929,431	n/a	n/a
Construction	139	673	73,265	74,077	27,841	101,918	n/a	n/a
Consumer
Installment	41	33	2,074	2,148	9,379	11,527	n/a	n/a
Home Equity Lines	1,174	1,428	403	3,005	148,961	151,966	n/a	n/a
Residential Mortgages	17,105	1,278	9,809	28,192	56,128	84,320	n/a	n/a
Total	$51,112	$46,731	$331,010	$428,853	$1,086,830	$1,515,683	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $2.5 million of loans guaranteed by the U.S. government as of June 30, 2011.

(b)	Excludes loss share receivable of $239.4 million as of June 30, 2011.

(c)
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

The following tables provide a summary of loans by portfolio type and the Corporation’s internal credit quality rating:

As of June 30, 2012

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$41,042	$—	$—	$13,141
Grade 2	94,362	3,432	—	114
Grade 3	562,886	313,337	19,800	9,372
Grade 4	2,141,353	1,615,003	268,496	61,522
Grade 5	53,427	67,758	3,885	—
Grade 6	78,922	88,382	7,028	358
Grade 7	—	—	—	—
	$2,971,992	$2,087,912	$299,209	$84,507

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	—	—	—
Grade 4	8,809	32,562	—	—
Grade 5	—	—	—	—
Grade 6	201	4,286	—	—
Grade 7	—	—	—	—
	$9,010	$36,848	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$36	$—	$—	$—
Grade 2	2,090	—	—	—
Grade 3	90	473	—	—
Grade 4	96,675	270,278	491	—
Grade 5	6,768	51,807	595	—
Grade 6	52,396	346,058	69,851	—
Grade 7	8,933	5,675	2,822	—
	$166,988	$674,291	$73,759	$—

As of December 31, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,607	$—	$—	$10,636
Grade 2	122,124	4,218	615	—
Grade 3	479,119	249,382	16,752	5,868
Grade 4	1,973,671	1,548,420	241,302	57,026
Grade 5	50,789	58,942	4,583	—
Grade 6	85,392	130,968	14,083	—
Grade 7	—	263	—	—
	$2,748,702	$1,992,193	$277,335	$73,530

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	1,871	—	—
Grade 4	26,036	55,129	—	—
Grade 5	—	—	—	—
Grade 6	738	5,743	—	—
Grade 7	—	—	—	—
	$26,774	$62,743	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$948	$—	$—	$—
Grade 2	1,376	—	—	—
Grade 3	—	516	—	—
Grade 4	109,360	303,231	487	—
Grade 5	9,661	103,919	1,567	—
Grade 6	69,330	344,445	80,009	—
Grade 7	6,864	25,737	7,846	—
	$197,539	$777,848	$89,909	$—

As of June 30, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$47,596	$10,844	$1,361	$—
Grade 2	98,521	2,786	—	—
Grade 3	439,392	231,142	25,797	4,451
Grade 4	1,743,893	1,510,966	198,203	53,177
Grade 5	41,771	90,629	7,027	—
Grade 6	44,474	126,796	20,991	6
Grade 7	—	152	—	—
	$2,415,647	$1,973,315	$253,379	$57,634

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	335	1,977	—	—
Grade 4	52,235	105,292	—	—
Grade 5	863	—	—	—
Grade 6	788	4,474	—	—
Grade 7	—	—	—	—
	$54,221	$111,743	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$923	$—	$—	$—
Grade 2	445	—	—	—
Grade 3	4,033	2,659	—	—
Grade 4	98,395	378,213	4,679	—
Grade 5	45,824	191,595	2,551	—
Grade 6	85,410	341,158	84,576	—
Grade 7	1,491	15,806	10,112	—
	$236,521	$929,431	$101,918	$—

6.    Allowance for Loan Losses

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

The Corporation’s historical loss component is the most significant of the allowance for loan losses components and is based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). Balances by credit-risk grade and payment status, as well as descriptions of the credit-risk grades are included in Note 5 (Loans). The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical net charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

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

The activity within the allowance for noncovered loan losses, by portfolio type, for the three and six months ended June 30, 2012 and 2011 is shown in the following tables:

	Six Months Ended June 30, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(11,934)	(2,769)	(38)	—	(8,934)	(3,789)	(3,228)	(1,740)	(32,432)
Recoveries	2,055	645	303	38	6,185	1,238	1,095	128	11,687
Provision for noncovered loan losses	17,843	(2,547)	(291)	(21)	(2,203)	1,234	1,454	1,426	16,895
Allowance for loan losses, ending balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849

	Three Months Ended June 30, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$37,172	$27,778	$5,124	$334	$14,753	$6,269	$6,520	$5,899	$103,849
Charge-offs	(5,231)	(2,100)	—	—	(3,696)	(1,465)	(1,645)	(878)	(15,015)
Recoveries	1,510	564	40	1	3,005	593	465	71	6,249
Provision for noncovered loan losses	6,876	944	(17)	23	(1,033)	52	1,350	571	8,766
Allowance for loan losses, ending balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849

	Six Months Ended June 30, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(8,989)	(4,459)	(2,695)	(127)	(14,293)	(5,577)	(4,615)	(3,015)	(43,770)
Recoveries	714	48	374	34	7,437	1,182	1,204	118	11,111
Provision for noncovered loan losses	6,877	5,331	3,017	(29)	3,390	4,320	707	3,543	27,156
Allowance for loan losses, ending balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187

	Three Months Ended June 30, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$31,649	$33,128	$7,639	$480	$20,709	$6,883	$8,712	$5,490	$114,690
Charge-offs	(4,274)	(2,608)	(1,337)	(127)	(6,202)	(2,762)	(2,297)	(1,351)	(20,958)
Recoveries	188	47	293	2	3,718	483	557	29	5,317
Provision for noncovered loan losses	803	2,379	1,281	(2)	(136)	2,538	1,431	1,844	10,138
Allowance for loan losses, ending balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187

The following tables present the allowance for noncovered loan losses and the recorded investment in noncovered loans, by portfolio type, based on impairment method as of June 30, 2012, December 31, 2011 and June 30, 2011.

	As of June 30, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$5,327	$1,977	$115	$—	$1,773	$22	$128	$1,649	$10,991
Collectively evaluated for impairment	35,000	25,209	5,032	358	11,256	5,427	6,562	4,014	92,858
Total ending allowance for noncovered loan losses balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849
Noncovered loans:
Individually evaluated for impairment	$25,250	$33,145	$5,204	$—	$31,043	$6,063	$1,998	$18,579	$121,282
Collectively evaluated for impairment	2,955,752	2,091,615	294,005	84,507	1,231,834	760,777	140,588	419,568	7,978,646
Total ending noncovered loan balance	$2,981,002	$2,124,760	$299,209	$84,507	$1,262,877	$766,840	$142,586	$438,147	$8,099,928

	As of December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$2,497	$1,599	$99	$—	$1,382	$31	$108	$1,364	$7,080
Collectively evaluated for impairment	29,866	30,258	5,074	341	16,599	6,735	7,261	4,485	100,619
Total ending allowance for noncovered loan losses balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Noncovered loans:
Individually evaluated for impairment	$8,269	$36,087	$9,320	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Collectively evaluated for impairment	2,767,207	2,018,849	268,015	73,530	1,230,094	739,219	144,154	396,266	7,637,334
Total ending noncovered loan balance	$2,775,476	$2,054,936	$277,335	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944

	As of June 30, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$290	$3,169	$1,038	$—	$662	$20	$28	$1,209	$6,416
Collectively evaluated for impairment	28,076	29,777	6,838	353	17,427	7,122	8,375	4,803	102,771
Total ending allowance for noncovered loan losses balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187
Noncovered loans:
Individually evaluated for impairment	$3,573	$45,008	$9,407	$—	$15,703	$1,242	$2,453	$14,851	$92,237
Collectively evaluated for impairment	2,466,295	2,040,050	243,972	57,634	1,243,369	737,477	141,375	385,810	7,315,982
Total ending noncovered loan balance	$2,469,868	$2,085,058	$253,379	$57,634	$1,259,072	$738,719	$143,828	$400,661	$7,408,219

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss sharing agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the three months ended June 30, 2012, the Corporation increased its allowance for covered loan losses to $42.6 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded in the three months ended June 30, 2012 by a charge to the provision for covered loan losses of $9.6 million and an increase of $6.2 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements.
To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the loss sharing agreements exceeds any remaining credit discount. The allowance for losses on Acquired Nonimpaired loans, included in the allowance for noncovered covered loan losses on the consolidated balance sheets was $0.4 million, $0.7 million and $0.9 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The activity within the allowance for covered loan losses for the three and six months ended June 30,

2012 and 2011 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of the period	$41,070	$28,405	$36,417	$13,733
Provision for loan losses before benefit attributable to FDIC loss share agreements	9,648	15,156	20,479	35,666
Benefit attributable to FDIC loss share agreements	(6,218)	(7,675)	(11,117)	(22,854)
Net provision for covered loan losses	3,430	7,481	9,362	12,812
Increase in indemnification asset	6,218	7,675	11,117	22,854
Loans charged-off	(8,112)	(10,201)	(14,290)	(16,039)
Balance at end of the period	$42,606	$33,360	$42,606	$33,360

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

	As of June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$18,773	$22,139	$—	$16,455
CRE	20,426	26,942	—	21,586
Construction	4,218	6,810	—	4,956
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	4,411	4,411	—	4,718
Subtotal	$47,828	$60,302	$—	$47,715
Impaired loans with a related allowance
Commercial
C&I	6,477	10,511	5,327	6,641
CRE	12,718	14,817	1,977	11,007
Construction	987	987	115	991
Consumer
Installment	31,043	31,043	1,773	31,581
Home equity line	6,063	6,063	22	6,192
Credit card	1,998	1,998	128	2,159
Residential mortgages	14,168	14,168	1,649	14,192
Subtotal	73,454	79,587	10,991	72,763
Total impaired loans	$121,282	$139,889	$10,991	$120,478
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$6,999	$9,121	$—	$8,442
CRE	29,566	46,744	—	37,720
Construction	7,522	13,675	—	9,908
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	4,244	4,262	—	4,450
Subtotal	48,331	73,802	—	60,520
Impaired loans with a related allowance
Commercial
C&I	1,270	1,769	2,497	752
CRE	6,521	6,789	1,599	3,247
Construction	1,798	2,864	99	1,929
Consumer
Installment	33,571	33,621	1,382	33,742
Home equity line	4,763	4,763	31	4,996
Credit card	2,202	2,202	108	2,497
Residential mortgages	13,154	13,160	1,364	13,155
Subtotal	63,279	65,168	7,080	60,318
Total impaired loans	$111,610	$138,970	$7,080	$120,838
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$1,985	$4,467	$—	$2,513
CRE	31,986	43,575	—	33,799
Construction	4,838	9,109	—	4,919
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	1,916	1,916	—	1,974
Residential mortgages	2,654	3,966	—	2,673
Subtotal	$43,379	$63,033	$—	$45,878
Impaired loans with a related allowance
Commercial
C&I	1,588	2,010	290	1,588
CRE	13,022	18,600	3,169	13,566
Construction	4,569	7,181	1,038	4,591
Consumer
Installment	15,703	15,724	662	15,794
Home equity line	1,242	1,242	20	1,256
Credit card	537	537	28	548
Residential mortgages	12,197	12,284	1,209	12,206
Subtotal	48,858	57,578	6,416	49,549
Total impaired loans	$92,237	$120,611	$6,416	$95,427
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered; however, forgiveness of principal is rarely granted. Concessionary modifications are classified as TDRs unless the modification is short-term, typically less than 90 days. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.

The substantial majority of the Corporation’s residential mortgage TDRs involve reducing the client’s loan payment through an interest rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC that afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	19	$4,074	$10,584
CRE	35	18,618	22,135
Construction	27	3,970	4,542
Subtotal	81	26,662	37,261
Consumer
Installment	1,485	31,043	31,043
Home equity lines	194	6,063	6,063
Credit card	461	1,998	1,998
Residential mortgages	187	18,579	18,579
Subtotal	2,327	57,683	57,683
Covered loans
Commercial
C&I	11	5,099	6,668
CRE	25	53,205	57,766
Construction	10	15,351	43,427
Subtotal	46	73,655	107,861
Total	2,454	$158,000	$202,805
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of December 31, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	14	$2,512	$4,336
CRE	28	9,167	12,659
Construction	22	3,323	3,985
Subtotal	64	15,002	20,980
Consumer
Installment	1,547	33,571	33,621
Home equity lines	174	4,763	4,763
Credit card	496	2,202	2,202
Residential mortgages	177	17,398	17,422
Subtotal	2,394	57,934	58,008
Covered loans
Commercial
C&I	15	7,578	10,812
CRE	21	57,786	62,159
Construction	8	12,056	32,035
Subtotal	44	77,420	105,006
Total	2,502	$150,356	$183,994
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the quarters ended June 30, 2012 and 2011 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the quarters ended June 30, 2012 and 2011 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the quarters ended June 30, 2012 and 2011 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. At June 30, 2012, the Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of June 30, 2012 and December 31, 2011 including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

	As of June 30, 2012
	Accruing TDRs				Nonaccruing TDRs				Total	Total
	Current	Delinquent		Total	Current	Delinquent		Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$746	$25		$771	$1,086	$2,217		$3,303	$4,074	$319
CRE	14,810	—		14,810	2,020	1,788		3,808	18,618	424
Construction	3,536	—		3,536	134	300		434	3,970	115
Total noncovered commercial	19,092	25		19,117	3,240	4,305		7,545	26,662	858
Consumer
Installment	30,035	1,002		31,037	—	6		6	31,043	1,773
Home equity lines	5,508	156		5,664	298	101		399	6,063	22
Credit card	1,902	90		1,992	—	6		6	1,998	128
Residential mortgages	12,475	3,246		15,721	952	1,906		2,858	18,579	1,649
Total noncovered consumer	49,920	4,494		54,414	1,250	2,019		3,269	57,683	3,572
Covered loans
Commercial
C&I	520	—		520	665	3,914		4,579	5,099	1,384
CRE	9,437	3,801		13,238	23,670	16,297		39,967	53,205	7,721
Construction	—	—		—	8,444	6,907		15,351	15,351	923
Total covered commercial	9,957	3,801	—	13,758	32,779	27,118	—	59,897	73,655	10,028
Total TDRs	$78,969	$8,320		$87,289	$37,269	$33,442		$70,711	$158,000	$14,458

	As of December 31, 2011
	Accruing TDRs				Nonaccruing TDRs				Total	Total
	Current	Delinquent		Total	Current	Delinquent		Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$91	$—		$91	$—	$2,421		$2,421	$2,512	$247
CRE	3,305	513		3,818	3,590	1,759		5,349	9,167	236
Construction	2,782	—		2,782	304	237		541	3,323	99
Total noncovered commercial	6,178	513		6,691	3,894	4,417		8,311	15,002	582
Consumer
Installment	31,635	1,802		33,437	—	134		134	33,571	1,382
Home equity lines	4,226	222		4,448	76	239		315	4,763	31
Credit card	2,073	110		2,183	—	19		19	2,202	108
Residential mortgages	13,694	707		14,401	1,635	1,362		2,997	17,398	1,364
Total noncovered consumer	51,628	2,841		54,469	1,711	1,754		3,465	57,934	2,885
Covered loans
Commercial
C&I	565	—		565	1,022	5,991		7,013	7,578	1,384
CRE	13,562	—		13,562	21,521	22,703		44,224	57,786	6,567
Construction	—	—		—	5,838	6,218		12,056	12,056	696
Total covered commercial	14,127	—	—	14,127	28,381	34,912	—	63,293	77,420	8,647
Total TDRs	$71,933	$3,354		$75,287	$33,986	$41,083		$75,069	$150,356	$12,114

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance for loan losses, or partial charge-offs may be taken to further write-down the carrying value of the loan. The following table provides the number of loans modified in a TDR during the previous 12 months which subsequently defaulted during the quarter ended June 30, 2012, as well as the recorded investment in these restructured loans as of June 30, 2012.

	As of June 30, 2012
	Number of Loans	Recorded Investment
Noncovered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total noncovered commercial	—	—
Consumer
Installment	105	1,834
Home equity lines	12	450
Credit card	14	88
Residential mortgages	17	1,658
Total noncovered consumer	148	4,030
Covered loans
Commercial
C&I	—	—
CRE	—	—
Construction	—	—
Total covered commercial	—	—
Total	148	$4,030

7.    Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $460.0 million at June 30, 2012, December 31, 2011 and June 30, 2011. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the November 30, 2011 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,759	$(9,689)	$7,070
Non-compete covenant	102	(63)	39
Lease intangible	618	(453)	165
	$17,479	$(10,205)	$7,274

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,759	$(8,829)	$7,930
Non-compete covenant	102	(51)	51
Lease covenant	618	(360)	258
	$17,479	$(9,240)	$8,239

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,760	$(7,850)	$8,910
Non-compete covenant	102	(38)	64
Lease covenant	617	(266)	351
	$17,479	$(8,154)	$9,325

Intangible asset amortization expense was $0.5 million in each of the three months ended June 30, 2012 and 2011. Estimated amortization expense for each of the next five years is as follows: 2012 - $0.9 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $1.0 million; and 2016 - $0.9 million.

8.    Earnings Per Share

The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
BASIC EPS:
Net income	$30,585	$29,763	$60,929	$57,324
Net income available to common shareholders	$30,585	$29,763	$60,929	$57,324
Average common shares outstanding	109,562	109,138	109,386	108,954
Basic net income per share	$0.28	$0.27	$0.56	$0.53
DILUTED EPS:
Income used in diluted earnings per share calculation	$30,585	$29,763	$60,929	$57,324
Average common shares outstanding	109,562	109,138	109,386	108,954
Equivalents from stock option plans	—	1	—	1
Average common and common stock equivalent shares outstanding	109,562	109,139	109,386	108,955
Diluted net income per share	$0.28	$0.27	$0.56	$0.53

For the three months ended June 30, 2012 and 2011 options to purchase 1.8 million and 3.4 million shares, respectively, were outstanding, but not included in the computation of diluted EPS because they were antidilutive.

9.    Segment Information

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

•Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, business banking (formerly known as small business), public entities and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing, commercial mortgages, real estate construction lending, letters of credit, cash management services and other depository products.

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

	Commercial			Retail		Wealth			Other			Consolidated
June 30, 2012	2nd Qtr	YTD		2nd Qtr	YTD	2nd Qtr		YTD	2nd Qtr		YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income (loss)	$64,476	$128,329		$53,287	$107,564	$4,590		$9,189	$(3,430)		$(7,372)	$118,923	$237,710
Provision for noncovered loan losses	3,465	12,570	—	1,728	4,265	(24)	—	201	7,027	—	9,221	12,196	26,257
Other income	18,047	32,356	—	24,177	49,443	8,392	—	16,460	4,685	—	8,768	55,301	107,027
Other expenses	40,128	83,479	—	56,784	115,830	9,792	—	20,007	12,373	—	13,529	119,077	232,845
Net income (loss)	25,304	42,013	—	12,319	23,992	2,090	—	3,536	(9,128)	—	(8,612)	30,585	60,929
AVERAGES:
Assets	$6,364,148	$6,346,311		$2,918,710	$2,914,532	$237,548		$237,060	$5,038,108		$5,029,609	$14,558,514	$14,527,512

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2011	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income (loss)	$64,587	$132,162	$56,272	$112,043	$4,707	$9,531	$(8,123)	$(14,467)	$117,443	$239,269
Provision for noncovered loan losses	15,090	25,107	6,517	12,466	707	1,326	(4,695)	1,069	17,619	39,968
Other income	12,620	27,413	25,785	49,976	8,089	16,282	4,997	10,576	51,491	104,247
Other expenses	35,732	73,346	58,539	119,370	10,140	20,437	5,657	11,361	110,068	224,514
Net income (loss)	17,150	39,729	11,050	19,619	1,267	2,632	296	(4,656)	29,763	57,324
AVERAGES:
Assets	$6,133,210	$6,114,006	$2,934,633	$2,944,264	$241,929	$242,586	$5,171,436	$5,074,596	$14,481,208	$14,375,452

10.     Derivatives and Hedging Activities

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

Through the Corporation’s Fixed Rate Advantage Program (“FRAP Program”), a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one month London Inter-Bank Offered Rate index. These interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting”, there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a stand-alone derivative.

As of June 30, 2012, December 31, 2011 and June 30, 2011, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2011		June 30, 2012		December 31, 2011		June 30, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$819	$—	$—	$—	$196,798	$23,229	$234,330	$25,889	$267,792	$25,772

(a)	Included in Other Assets on the Consolidated Balance Sheets

(b)	Included in Other Liabilities on the Consolidated Balance Sheets

Derivatives Not Designated in Hedge Relationships

As of June 30, 2012, December 31, 2011 and June 30, 2011, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2011		June 30, 2012		December 31, 2011		June 30, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$1,094,355	$61,319	$976,823	$58,875	$863,344	$46,246	$1,094,355	$61,319	$976,823	$58,875	$863,344	$46,246
Mortgage loan commitments	239,901	5,248	191,514	4,959	129,909	1,539	—	—	—	—	—	—
Forward sales contracts	151,018	(1,201)	159,377	(1,798)	84,517	5	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	13,215	—	17,951	—	24,714	—
Foreign exchange	4,492	52	3,582	65	4,076	19	5,533	54	3,793	62	4,076	19
Other	—	—	—	—	—	—	25,685	—	21,094	1,324	17,506	—
Total	$1,489,766	$65,418	$1,331,296	$62,101	$1,081,846	$47,809	$1,138,788	$61,373	$1,019,661	$60,261	$909,640	$46,265

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

Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock loan commitment at one lender and enter into a new lower interest rate lock loan commitment at another, when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons. In addition, expected net future cash flows related to loan servicing activities are included in the fair value measurement of a written loan commitment.

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

The Corporation periodically enters into derivative contracts by purchasing to be announced (“TBA”) securities that are utilized as economic hedges of its mortgage servicing rights (“MSRs”) to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedged instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA securities contracts as of June 30, 2012, December 31, 2011 or June 30, 2011.

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At June 30, 2012, the remaining terms on these swap participation agreements generally ranged from one to six years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $2.9 million as of June 30, 2012. The fair values of the written swap participations were not material as of June 30, 2012, December 31, 2011 and June 30, 2011.

Gains and losses recognized in income on non-designated hedging instruments for the three months ended June 30, 2012 and 2011 are as follows:

		Amount of Gain / (Loss) Recognized in Income on
Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivative	Derivatives
		Three Months Ended,	Three Months Ended,
		June 30, 2012	June 30, 2011
Mortgage loan commitments	Loan sales and servicing income	$1,980	$107
Forward sales contracts	Loan sales and servicing income	(1,646)	175
Foreign exchange contracts	Other income	15	—
Other	Other expenses	—	—
Total		$349	$282

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or mortgage backed securities (“MBSs”). Collateral posted against derivative liabilities was $101.9 million, $107.0 million and $91.2 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

11.    Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Pension Cost
Service Cost	$1,799	$1,531	$3,598	$3,062
Interest Cost	2,965	2,860	5,930	5,720
Expected return on assets	(3,034)	(3,328)	(6,068)	(6,656)
Amortization of unrecognized prior service costs	97	98	194	196
Cumulative net loss	2,593	1,780	5,186	3,560
Net periodic pension cost	$4,420	$2,941	$8,840	$5,882

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Postretirement Cost
Service Cost	$19	$14	$38	$28
Interest Cost	174	221	348	442
Amortization of unrecognized prior service costs	(117)	—	(234)	—
Cumulative net loss	72	28	144	56
Net periodic postretirement cost	$148	$263	$296	$526

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

12.	Fair Value Measurement

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
The following tables presents the balances of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011:

		Fair Value by Hierarchy
	June 30, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,340	$3,340	$—	$—
U.S. government agency debentures	35,297	—	35,297	—
U.S. States and political subdivisions	265,124	—	265,124	—
Residential mortgage-backed securities:
U.S. government agencies	1,382,813	—	1,382,813	—
Commercial mortgage-backed securities:
U.S. government agencies	38,428	—	38,428	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,277,378	—	1,277,378	—
Non-agency	13	—	2	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	68,545	—	68,545	—
Corporate debt securities	145,427	—	97,342	48,085
Total available-for-sale securities	3,216,365	3,340	3,164,929	48,096
Residential loans held for sale	19,018		19,018
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	61,319	—	61,319	—
Mortgage loan commitments	5,248	—	5,248	—
Forward sale contracts	(1,201)	—	(1,201)	—
Foreign exchange	52	—	52	—
Total derivative assets	65,418	—	65,418	—
Total fair value of assets (a)	$3,300,801	$3,340	$3,249,365	$48,096
Derivative liabilities:
Interest rate swaps - fair value hedges	23,229	—	23,229	—
Interest rate swaps - nondesignated	61,319	—	61,319	—
Foreign exchange	54	—	54	—
Total derivative liabilities	84,602	—	84,602	—
True-up liability	11,820	—	—	11,820
Total fair value of liabilities (a)	$96,422	$—	$84,602	$11,820
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,913	$—	$—	$17,913
Impaired loans (c)	62,094	—	—	62,094
Other property (d)	10,839	—	—	10,839
Other real estate covered by loss share (e)	51,557	—	—	51,557
Total fair value	$142,403	$—	$—	$142,403
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended June 30, 2012.
(b) - Mortgage servicing rights with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $3.5 million to a reported carrying value of $17.8 million resulting in recognition of $1.3 million in expense included in loans sales and servicing income in the quarter ended June 30, 2012.
(c) - Collateral dependent impaired loans with a recorded investment of $73.4 million were reduced by specific valuation allowance allocations totaling $11.3 million to a reported net carrying value of $62.1 million.
(d) - Amounts do not include assets held at cost at June 30, 2012. During the quarter ended June 30, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.4 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at June 30, 2012. During the quarter ended June 30, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.7 million included in noninterest expense.

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

		Fair Value by Hierarchy
	June 30, 2011	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,752	$3,752	$—	$—
U.S. government agency debentures	371,244	—	371,244	—
U.S. States and political subdivisions	309,785	—	309,785	—
Residential mortgage-backed securities:
U.S. government agencies	1,588,971	—	1,588,971	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,079,950	—	1,079,947	3
Non-agency	93,847	—	3	93,844
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	—
Corporate debt securities	50,723	—	—	50,723
Total available-for-sale securities	3,498,272	3,752	3,349,950	144,570
Residential loans held for sale	22,951	—	22,951	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	46,246	—	46,246	—
Mortgage loan commitments	1,539	—	1,539	—
Forward sale contracts	5	—	5	—
Foreign exchange	19	—	19	—
Total derivative assets	47,809	—	47,809	—
Total fair value of assets (a)	$3,569,032	$3,752	$3,420,710	$144,570
Derivative liabilities:
Interest rate swaps - fair value hedges	25,772	—	25,772	—
Interest rate swaps - nondesignated	46,246	—	46,246	—
Foreign exchange	19	—	19	—
Other	—	—	—	—
Total derivative liabilities	72,037	—	72,037	—
True-up liability	12,196	—	—	12,196
Total fair value of liabilities (a)	$84,233	$—	$72,037	$12,196
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$20,766	$—	$—	$20,766
Impaired loans (c)	72,289	—	—	72,289
Other property (d)	8,916	—	—	8,916
Other real estate covered by loss share (e)	34,376	—	—	34,376
Total fair value	$136,347	$—	$—	$136,347
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended June 30, 2011.
(b) - Recorded at carrying value of $20.7 million as of June 30, 2011.
(c) - Collateral dependent impaired loans with a recorded investment of $86.5 million were reduced by specific valuation allowance allocations totaling $14.2 million to a reported net carrying value of $72.3 million.
(d) - Amounts do not include assets held at cost at June 30, 2011. During the quarter ended June 30, 2011, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.9 million included in noninterest expense.

(e) Amounts do not include assets held at cost at June 30, 2011. During the quarter ended June 30, 2011, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the quarters ended June 30, 2012 and 2011, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments are predominantly money market mutual funds and represent less than 1% of the available-for-sale portfolio.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 98% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBSs; securities issued by the U.S. Treasury; and certain agency and corporate collateralized mortgage obligations.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. Less than 2% of the available-for-sale portfolio is Level 3 and consists of mortgage-backed securities issued and guaranteed by the National Credit Union Administration and single issuer trust preferred securities. These instruments are measured at unadjusted prices obtained from the independent pricing service. The independent pricing service prices these instruments through a broker quote when sufficient information, such as cash flows or other security structure or market information, is not available to produce an evaluation. Broker-quoted securities are adjusted by the independent pricing service based solely on the receipt of updated quotes from market makers or broker-dealers recognized as market participants. A list of such issues is compiled by the independent pricing service daily. For broker-quoted issues, the independent pricing service applies a zero spread relationship to the bid-side valuation, resulting in the same values for the mean and ask.

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

Impaired loans. Certain impaired collateral dependent loans are reported at fair value less costs to sell the collateral. Collateral values are estimated using Level 3 inputs, consisting of third-party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. When impaired collateral dependent loans are individually re-measured and reported at fair value of the collateral, less costs to sell, a direct loan charge off to the allowance for loan losses and/or a specific valuation allowance allocation is recorded.

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

Mortgage Servicing Rights. The Corporation carries its mortgage servicing rights at lower of cost or fair value, and, therefore, they subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of its mortgage servicing rights. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights within Level 3.

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 13 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on mortgage servicing rights valuation assumptions.

Derivatives. The Corporation's derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended June 30, 2012.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.41% and 4.03% as of June 30, 2012 and 2011, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by $0.9 million and $1.0 million, respectively, as of June 30, 2012.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $6.9 million, $7.2 million and $7.7 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.9 million, $4.3 million and $4.5 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts components of the true-up calculations are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 5 (Loans) for additional information on the estimated cash flows of the acquired loan portfolios.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

	Three months ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$88,487	$11,725	$126,914	$11,601	$87,539	$11,551	$60,344	$12,061
(Gains) losses included in earnings (a)	—	95	—	595	—	269	—	135
Unrealized gains (losses) (b)	1,323	—	(2,344)	—	3,742	—	350	—
Purchases	—	—	20,000	—	—	—	83,876	—
Sales	(40,520)	—	—	—	(40,520)	—	—	—
Settlements	(1,194)	—	—	—	(2,665)	—	—	—
Net transfers into (out of) Level 3	—	—	—	—	—	—	—	—
Balance at ending of period	$48,096	$11,820	$144,570	$12,196	$48,096	$11,820	$144,570	$12,196
(a) Reported in other expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under U.S. GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of June 30, 2012, December 31, 2011 and June 30, 2011. The aggregate fair value, contractual balance and gains on loans held for sale are as follows:

	Quarter ended	Year ended	Quarter ended
	June 30, 2012	December 31, 2011	June 30, 2011
Aggregate fair value	$19,018	$30,077	$22,951
Contractual balance	18,267	28,948	22,419
Gain (a)	751	1,129	532

(a) Included in loan sales and servicing income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of June 30, 2012, December 31, 2011 and June 30, 2011 are shown in the tables below.

	June 30, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$337,935	$337,935	$—	$337,935	$—
Available for sale securities	3,216,365	3,216,365	3,340	3,164,929	48,096
Held to maturity securities	352,221	355,120	—	355,120	—
Other securities	140,742	140,742	—	140,742	—
Loans held for sale	19,018	19,018	—	19,018	—
Net noncovered loans	7,996,079	7,677,176	—	—	7,677,176
Net covered loans and loss share receivable	1,229,282	1,229,282	—	—	1,229,282
Accrued interest receivable	43,727	43,727	—	43,727	—
Derivatives	65,418	65,418	—	65,418	—
Financial liabilities:
Deposits	$11,615,841	$11,625,406	$—	$11,625,406	$—
Federal funds purchased and securities sold under agreements to repurchase	896,910	896,910	—	896,910	—
Wholesale borrowings	178,135	186,458	—	186,458	—
Accrued interest payable	3,266	3,266	—	3,266	—
Derivatives	84,602	84,602	—	84,602	—

	December 31, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$377,319	$377,319	$—	$377,319	$—
Available for sale securities	3,353,553	3,353,553	3,299	3,262,715	87,539
Held to maturity securities	82,764	85,112	—	85,112	—
Other securities	140,726	140,726	—	140,726	—
Loans held for sale	30,077	30,077	—	30,077	—
Net noncovered loans	7,641,245	7,373,801	—	—	7,373,801
Net covered loans and loss share receivable	1,460,723	1,460,723	—	—	1,460,723
Accrued interest receivable	42,274	42,274	—	42,274	—
Derivatives	62,056	62,056	—	62,056	—
Financial liabilities:
Deposits	$11,431,609	$11,445,777	$—	$11,445,777	$—
Federal funds purchased and securities sold under agreements to repurchase	866,265	866,265	—	866,265	—
Wholesale borrowings	203,462	211,623	—	211,623	—
Accrued interest payable	3,915	3,915	—	3,915	—
Derivatives	86,106	86,106	—	86,106	—

	June 30, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$224,078	$224,078	$—	$224,078	$—
Available for sale securities	3,498,272	3,498,272	3,752	3,349,950	144,570
Held to maturity securities	80,857	82,905	—	82,905	—
Other securities	160,805	160,805	—	160,805	—
Loans held for sale	22,951	22,951	—	22,951	—
Net noncovered loans	7,299,032	6,929,941	—	—	6,929,941
Net covered loans and loss share receivable	1,721,747	1,721,747	—	—	1,721,747
Accrued interest receivable	42,276	42,276	—	42,276	—
Derivatives	47,809	47,809	—	47,809	—
Financial liabilities:
Deposits	$11,340,939	$11,359,102	$—	$11,359,102	$—
Federal funds purchased and securities sold under agreements to repurchase	809,570	814,030	—	814,030	—
Wholesale borrowings	325,133	328,808	—	328,808	—
Accrued interest payable	5,851	5,851	—	5,851	—
Derivatives	72,037	72,037	—	72,037	—

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

13.	Mortgage Servicing Rights and Mortgage Servicing Activity

In the six months ended June 30, 2012 and 2011, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $410.2 million and $211.6 million, respectively, and recognized pre-tax gains of $4.2 million and $3.4 million, respectively, which are included as a component of loan sales and servicing income. The Corporation retained the related mortgage servicing rights on $394.3 million and $185.9 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at June 30, 2012 and $2.2 billion at June 30, 2011. For the six months ended June 30, 2012 and 2011, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $2.8 million and $2.7 million, respectively.

Servicing rights are presented within other assets on the accompanying consolidated balance sheet. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 12 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$20,946	$21,539	$21,179	$21,317
Additions	1,794	554	3,188	1,862
Amortization	(1,467)	(999)	(3,094)	(2,085)
Balance at end of period	21,273	21,094	21,273	21,094
Valuation allowance at beginning of period	(2,193)	—	(3,539)	—
Recoveries (Additions)	(1,295)	(350)	51	(350)
Valuation allowance at end of period	(3,488)	(350)	(3,488)	(350)
Mortgage servicing rights, net carrying balance	$17,785	$20,744	$17,785	$20,744
Fair value at end of period	$17,913	$20,766	$17,913	$20,766

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the quarters ended June 30, 2012 and June 30, 2011.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2012 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	16.9%
Decrease in fair value from 10% adverse change	$945
Decrease in fair value from 25% adverse change	2,238
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$498
Decrease in fair value from 200 basis point adverse change	965
Expected weighted-average life (in months)	71.3

14.    Contingencies and Guarantees

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
Shareholder Derivative Litigation

In July 2012, three related shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Ohio. The lawsuits name as defendants the members of the Corporation's board of directors and certain senior executives. The lawsuits are purportedly brought on behalf of the Company and seek a recovery for its benefit. The lawsuits generally allege that the defendants breached fiduciary duties owed to the Corporation in connection with decisions concerning executive compensation, and allege that the senior executives named as defendants were unjustly enriched by receiving excessive compensation. The lawsuits also allege that the defendants caused the Corporation to issue incomplete or misleading disclosures concerning executive compensation in its 2012 proxy statement. The complaints seek an award against the defendants of monetary damages to be paid to the Corporation, and various other forms of relief.

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
Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 10 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at June 30, 2012, December 31, 2011 and June 30, 2011 was $5.7 million, $6.4 million and $5.8 million, respectively. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of June 30, 2012, December 31, 2011 and June 30, 2011. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	June 30, 2012	December 31, 2011	June 30, 2011
Loan Commitments
Commercial	$2,227,184	$2,023,284	$1,933,575
Consumer	1,665,681	1,585,655	1,615,678
Total loan commitments	$3,892,865	$3,608,939	$3,549,253

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of June 30, 2012, December 31, 2011 and June 30, 2011.

	June 30, 2012	December 31, 2011	June 30, 2011
Financial guarantees
Standby letters of credit	$138,260	$135,039	$109,621
Loans sold with recourse	28,544	38,808	41,576
Total financial guarantees	$166,804	$173,847	$151,197

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $80.2 million at June 30, 2012, the remaining guarantees extend in varying amounts through 2017.

Changes in the amount of the repurchase reserve for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$400	$1,278	$1,678
Net realized losses	(161)	—	(161)
Net increase to reserve	511	(15)	496
Balance at end of period	$750	$1,263	$2,013

	Three Months Ended June 30, 2011
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$465	$2,215	$2,680
Net realized losses	—	(17)	(17)
Net increase to reserve	—	(600)	(600)
Balance at end of period	$465	$1,598	$2,063

	Six Months Ended June 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(367)	—	(367)
Net increase to reserve	647	(10)	637
Balance at end of period	$750	$1,263	$2,013

	Six Months Ended June 30, 2011
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$600	$2,233	$2,833
Net realized losses	(225)	(35)	(260)
Net increase to reserve	90	(600)	(510)
Balance at end of period	$465	$1,598	$2,063

The total reserve associated with loans sold with recourse was approximately $2.0 million, $1.7 million and $2.1 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. The Corporation’s reserve reflects management’s best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about defect concur rate, repurchase mix, and loss severity, based upon the Corporation’s most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The Corporation regularly sells residential mortgage loans service retained to government sponsored enterprises (“GSEs”) as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of June 30, 2012, December 31, 2011 and June 30, 2011, the Corporation had $17.8 million, $28.1 million and $29.6 million, respectively, of outstanding residential mortgage loans sold to GSEs and other investors with recourse provisions. As of June 30, 2012, the Corporation had reserved $0.8 million and as of December 31, 2011 and June 30, 2011 $0.5 million for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of June 30, 2012 and December 31, 2011, the Corporation continued to service approximately $10.7 million in manufactured housing loans which were sold with recourse compared to $11.9 million as of June 30, 2011. As of June 30, 2012 and December 31, 2011, the Corporation had reserved $1.3 million for potential losses from these manufactured housing loans compared to $1.6 million as of June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Average Consolidated Balance Sheets (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$410,533			$588,487
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,823,055	$19,028	2.71%	2,958,993	$19,942	2.70%
Obligations of states and political subdivisions (tax exempt)	482,475	6,254	5.21%	368,790	5,155	5.61%
Other securities and federal funds sold	392,394	2,756	2.82%	294,983	2,235	3.04%
Total investment securities and federal funds sold	3,697,924	28,038	3.05%	3,622,766	27,332	3.03%
Loans held for sale	22,731	238	4.21%	18,512	221	4.79%
Noncovered loans, covered loans and loss share receivable	9,266,333	103,245	4.48%	9,082,991	107,956	4.77%
Total earning assets	12,986,988	131,521	4.07%	12,724,269	135,509	4.27%
Total allowance for loan losses	(143,565)			(143,721)
Other assets	1,304,558			1,312,173
Total assets	$14,558,514			$14,481,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,144,183	$—	—%	$2,998,090	$—	—
Interest-bearing	1,060,771	236	0.09%	824,125	177	0.09%
Savings and money market accounts	5,732,007	5,033	0.35%	5,279,353	7,398	0.56%
Certificates and other time deposits	1,618,322	3,169	0.79%	2,363,170	5,606	0.95%
Total deposits	11,555,283	8,438	0.29%	11,464,738	13,181	0.46%
Securities sold under agreements to repurchase	920,352	276	0.12%	884,244	940	0.43%
Wholesale borrowings	177,987	1,118	2.53%	325,057	1,653	2.04%
Total interest-bearing liabilities	9,509,439	9,832	0.42%	9,675,949	15,774	0.65%
Other liabilities	305,705			273,314
Shareholders’ equity	1,599,187			1,533,855
Total liabilities and shareholders’ equity	$14,558,514			$14,481,208
Net yield on earning assets	$12,986,988	$121,689	3.77%	$12,724,269	$119,735	3.77%
Interest rate spread			3.66%			3.62%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Average Consolidated Balance Sheets (Unaudited)
Superior credit quality: Nonperforming assets as a percent of period end loans declined 10.14% from 0.87% to 0.76% ; net charge-offs to average loans, excluding covered loans, decreased to 0.45% from 0.63% in the prior quarter.

Fully Tax-equivalent Interest Rates and Interest Differential

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$394,634			$554,732
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,852,550	$38,707	2.73%	2,871,510	$39,309	2.76%
Obligations of states and political subdivisions (tax exempt)	459,640	12,118	5.30%	363,182	10,436	5.79%
Other securities and federal funds sold	382,184	5,494	2.89%	287,111	4,352	3.06%
Total investment securities and federal funds sold	3,694,374	56,319	3.07%	3,521,803	54,097	3.10%
Loans held for sale	24,607	522	4.27%	20,532	494	4.85%
Loans, including loss share receivable	9,242,105	206,400	4.49%	9,100,729	222,520	4.93%
Total earning assets	12,961,086	263,241	4.08%	12,643,064	277,111	4.42%
Allowance for loan losses	(143,096)			(138,920)
Other assets	1,314,888			1,316,576
Total assets	$14,527,512			$14,375,452
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,090,386	$—	—%	$2,936,827	$—	—%
Interest-bearing	1,063,451	483	0.09%	832,787	361	0.09%
Savings and money market accounts	5,703,530	10,136	0.36%	5,129,894	15,243	0.60%
Certificates and other time deposits	1,656,284	6,693	0.81%	2,493,167	12,433	1.01%
Total deposits	11,513,651	17,312	0.30%	11,392,675	28,037	0.50%
Securities sold under agreements to repurchase	904,033	544	0.12%	866,306	1,855	0.43%
Wholesale borrowings	181,323	2,269	2.52%	325,197	3,292	2.04%
Total interest bearing liabilities	9,508,621	20,125	0.43%	9,647,351	33,184	0.65%
Other liabilities	338,408			266,184
Shareholders' equity	1,590,097			1,525,090
Total liabilities and shareholders' equity	$14,527,512			$14,375,452
Net yield on earning assets	$12,961,086	$243,116	3.77%	$12,643,064	$243,927	3.89%
Interest rate spread			3.66%			3.72%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF SECOND QUARTER 2012 PERFORMANCE
Earnings Summary

FirstMerit Corporation and its subsidiaries (the “Corporation”) reported second quarter 2012 net income of $30.6 million, or $0.28 per diluted share. This compares with $30.3 million, or $0.28 per diluted share, for the first quarter 2012 and $29.8 million, or $0.27 per diluted share, for the second quarter 2011.

Returns on average common equity and average assets for the second quarter 2012 were 7.69% and 0.84%, respectively, compared with 7.72% and 0.84%, respectively, for the first quarter 2012 and 7.78% and 0.82% for the second quarter 2011, respectively.

Net interest margin was 3.77% for the second quarter of 2012 compared with 3.78% for the first quarter of 2012 and 3.77% for the second quarter of 2011. The net interest margin compressed one basis point compared with first quarter of 2012 with earning asset yields declining three basis points offset by two basis points of improved funding costs. The decline in funding costs in the quarter resulted from the Corporation’s continued execution on its strategy of core deposit growth through new customer acquisition and transitioning certificates of deposit customers into lower cost deposits. The net interest margin was unchanged from the second quarter of 2011.

Average loans, not including covered loans, during the second quarter of 2012 increased $159.7 million, or 2.05%, compared with the first quarter of 2012 and increased $668.1 million, or 9.19%, compared with the second quarter of 2011. Average commercial loans, excluding covered loans, increased $131.3 million, or 2.55%, compared with the prior quarter, and increased $608.8 million, or 13.05%, compared with the year ago quarter. While commercial loans were the primary driver of overall average loan growth, the Corporation has experienced increased average consumer loans for four consecutive quarters.

Average deposits were $11.6 billion during the second quarter of 2012, an increase of $83.3 million, or 0.73%, compared with the first quarter of 2012, and an increase of $90.5 million, or 0.79%, compared with the second quarter of 2011. During the second quarter 2012, average core deposits, which exclude time deposits, increased $159.2 million, or 1.63%, compared with the first quarter 2012 and increased $835.4 million, or 9.18%, compared with the second quarter 2011. Average time deposits decreased $75.9 million, or 4.48%, and decreased $744.8 million, or 31.52%, respectively, over prior and year-ago quarters. The Corporation continues to emphasize growth in lower cost core deposit products and decrease its reliance on certificates of deposit accounts to support balance sheet growth.   For the second quarter of 2012, average core deposits accounted for 85.99% of total average deposits, compared with 85.23% for the first quarter of 2012 and 79.39% for the second quarter of 2011.

Average investments increased $7.1 million, or 0.19%, compared with the first quarter of 2012 and increased $75.2 million, or 2.07%, compared with the second quarter of 2011.

Net interest income on a fully tax-equivalent (“FTE”) basis was $121.7 million in the second quarter 2012 compared with $121.4 million in the first quarter of 2012 and $119.7 million in the second quarter of 2011.

During the quarter ended June 30, 2012, management announced its implementation plan to enhance the operating efficiency and profitability of the Corporation (the "Efficiency Initiative") and as a result recognized $8.9 million in one-time charges primarily consisting of employee separation costs and professional services fees. The Efficiency Initiative is a long-term plan to optimize service channels and lower the overall cost structure. It includes the elimination of assistant branch manager positions and closing of eight full service branches. All branch closures are expected to occur in the quarter ended September 30, 2012.

Noninterest income, excluding gains on securities transactions of $0.5 million, for the second quarter of 2012 was $54.8 million, an increase of $3.3 million, or 6.39%, from the first quarter of 2012 and an increase of $4.2 million, or 8.20%, from the second quarter of 2011. Loan sales and servicing income decreased $1.6 million from the first quarter of 2012, which included a change in the valuation of mortgage servicing rights of $2.6 million, and increased $2.2 million from the second quarter of 2011. Other operating income in the second quarter of 2012 increased $3.5 million compared with the prior quarter and increased $4.4 million compared with the prior year quarter. Other operating income in the second quarter of 2012 included $2.6 million in gains on covered loans paid in full.

Other income, net of $0.5 million in securities gains, as a percentage of net revenue for the second quarter of 2012 was 31.03% compared with 29.77% for first quarter of 2012 and 29.71% for the second quarter of 2011. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the second quarter of 2012 was $119.1 million, an increase of $5.3 million, or 4.67%, from the first quarter of 2012 and an increase of $9.0 million, or 8.18%, from the second quarter of 2011. Excluding the $8.9 million in one-time charges from implementation of the Efficiency Initiative in the second quarter of 2012, the Corporation has displayed significant progress in reducing operating expenses in response to the challenging industry environment. Of the total one-time charges, $3.3 million was related to employee separation costs and $5.2 million was related to professional services fees.

During the second quarter of 2012, the Corporation reported an efficiency ratio of 67.21%, compared with 65.52% for the first quarter of 2012 and 64.30% for the second quarter of 2011.

Net charge-offs, excluding covered loans, totaled $8.8 million, or 0.45% of average loans, excluding acquired loans, in the second quarter of 2012, compared with $12.0 million, or 0.63% of average loans, in the first quarter 2012 and $15.6 million, or 0.89% of average loans, in the second quarter of 2011.

Nonperforming assets totaled $61.1 million at June 30, 2012, a decrease of $6.9 million, or 10.14%, compared with March 31, 2012 and a decrease of $38.8 million, or 38.83%, compared with June 30, 2011. Nonperforming assets at June 30, 2012 represented 0.76% of period-end loans plus other real estate compared with 0.87% at March 31, 2012 and 1.38% at June 30, 2011.

The allowance for noncovered loan losses totaled $103.8 million at June 30, 2012. At June 30, 2012, the allowance for noncovered loan losses was 1.29% of period-end loans compared with 1.34% at March 31, 2012 and 1.51% at June 30, 2011. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.36% of period end loans, excluding acquired loans, at June 30, 2012, compared with 1.41% at March 31, 2012 and 1.59% at June 30, 2011. The allowance for credit losses to nonperforming loans was 234.57% at June 30, 2012, compared with 204.98% at March 31, 2012 and 158.30% at June 30, 2011.

The Corporation's total assets at June 30, 2012 were $14.6 billion, a decrease of $49.5 million, or 0.34%, compared with March 31, 2012 and an increase of $273.8 million, or 1.91%, compared with June 30, 2011.

Total deposits were $11.6 billion at June 30, 2012, a decrease of $32.3 million, or 0.28%, from March 31, 2012 and an increase of $274.9 million, or 2.42%, from June 30, 2011. Core deposits totaled $10.0 billion at June 30, 2012, an increase of $39.0 million, or 0.39% from March 31, 2012 and an increase of $945.2 million, or 10.40%, from June 30, 2011.

Shareholders' equity was $1.6 billion at June 30, 2012, compared with $1.6 billion at March 31, 2012, and $1.6 billion at June 30, 2011. The Corporation maintained a strong capital position as tangible common equity to assets was 8.01% at June 30, 2012, compared with 7.86% at March 31, 2012 and 7.79% at June 30, 2011. The common cash dividend per share paid in the second quarter 2012 was $0.16.

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

Net interest income for the three and six months ended June 30, 2012 was $118.9 million and $237.7 million, respectively, compared to $117.4 million and $239.3 million for the three and six month ended June 30, 2011. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to make tax-exempt loans and investment securities comparable to other taxable products. That is, interest on tax-exempt investment securities and loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure which Management believes to be the preferred industry measurement of net interest income and enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, Management believes this metric assists investors in understanding management’s view of particular financial measures, as well as aligns presentation of these financial measures with peers in the industry who may also provide a similar presentation. The FTE adjustment was $2.8 million and $2.3 million for the three months ending June 30, 2012 and 2011, respectively, and $5.4 million and $4.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

FTE net interest income for the three and six month periods ended June 30, 2012 was $121.7 million and $243.1 million, respectively, compared to $119.7 million and $243.9 million for the three and six months ended June 30, 2011, respectively.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

RATE/VOLUME ANALYSIS	Three Months Ended June 30, 2012 and 2011			Six Months Ended June 30, 2012 and 2011
	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME - FTE
Investment securities and federal funds sold:
Taxable	$(262)	$(131)	$(393)	$1,044	$(504)	$540
Tax-exempt	1,496	(397)	1,099	2,597	(915)	1,682
Loans held for sale	46	(29)	17	(90)	118	28
Loans	2,146	(6,857)	(4,711)	3,411	(19,531)	(16,120)
Total interest income - FTE	3,426	(7,414)	(3,988)	6,962	(20,832)	(13,870)
INTEREST EXPENSE
Interest on deposits:
Interest-bearing	53	6	59	104	18	122
Savings and money market accounts	590	(2,955)	(2,365)	1,555	(6,662)	(5,107)
Certificates of deposits and other time deposits	(1,569)	(868)	(2,437)	(3,668)	(2,072)	(5,740)
Securities sold under agreements to repurchase	38	(702)	(664)	78	(1,389)	(1,311)
Wholesale borrowings	(864)	329	(535)	(1,680)	657	(1,023)
Total interest expense	(1,752)	(4,190)	(5,942)	(3,611)	(9,448)	(13,059)
Net interest income - FTE	$5,178	$(3,224)	$1,954	$10,573	$(11,384)	$(811)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net interest income	$118,923	$117,443	$237,710	$239,269
Tax equivalent adjustment	2,766	2,292	5,407	4,659
Net interest income - FTE	$121,689	$119,735	$243,117	$243,928
Average earning assets	$12,986,988	$12,724,269	$12,961,086	$12,643,063
Net interest margin - FTE	3.77%	3.77%	3.77%	3.89%

The average yield on earning assets decreased from 4.27% in the quarter ended June 30, 2011 to 4.07% in the quarter ended June 30, 2012. Higher outstanding balances on total average earning assets in the quarter ended June 30, 2012 did not mitigate the decrease in average yield, which caused interest income to decrease $4.0 million from year-ago levels. Average balances for investment securities were up from the second quarter of 2011, increasing interest income by $1.2 million, and lower rates earned on the securities decreased interest income by $0.5 million. Average loans outstanding, up from the second quarter of 2011, increased interest income from the quarter ended June 30, 2011 by $2.1 million and lower yields earned on the loans, decreased loan interest income in the quarter ended June 30, 2012 by $6.9 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $4.7 million in the quarter ended June 30, 2012. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $0.5 million in the quarter ended June 30, 2012.

The cost of funds for the year as a percentage of average earning assets decreased 23 basis points from

0.12% for the quarter ended June 30, 2011 to 0.08% for the quarter ended June 30, 2012. The drop in interest rates was the primary factor driving this decrease.

Other Income

Excluding investment gains, other income for the three and six months ended June 30, 2012 totaled $54.8 million and $106.2 million, respectively, compared with $50.6 million and $103.4 million in the same periods of 2011. The latter represents an increase of $4.2 million or 8.20% in the second quarter of 2012 and an increase of $2.9 million or 2.77% in the first six months of 2012. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 31.03% and 30.41% for the three and six months ended June 30, 2012, respectively, compared to 29.71% and 29.76% in the same periods of 2011. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Trust department income	$5,730	$5,863	$11,357	$11,377
Service charges on deposits	14,478	15,712	28,887	30,622
Credit card fees	11,216	13,510	21,396	25,717
ATM and other service fees	3,890	3,063	7,680	5,980
Bank owned life insurance income	2,923	3,015	5,979	8,256
Investment services and life insurance	2,388	1,972	4,635	4,419
Investment securities gains, net	548	889	808	889
Loan sales and servicing income	5,139	2,891	11,830	5,676
Other operating income	8,989	4,576	14,455	11,311
Total other income	$55,301	$51,491	$107,027	$104,247

Service charges on deposits decreased $1.2 million and $1.7 million in the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011, as a result of regulatory revisions to overdraft fee policies which took effect in the fourth quarter of 2011. Credit card fees decreased $2.3 million and $4.3 million in the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011 as a result of the implementation of the Durbin Interchange Amendment in the fourth quarter of 2011. Loan sales and servicing income increased $2.2 million or 77.76% in the second quarter of 2012 and $6.2 million or 108.42% in the first six months of 2012 due to an increase in mortgage loan originations and refinancing activity due a decrease in interest rates in 2012. Offsetting these positive variances were impairment charges of mortgage servicing rights in 2012. Other operating income in the three and six months ended June 30, 2012 increased from the same periods of 2011 as a result of gains on payoffs of covered loans which occurred in 2012.

Other Expenses

Other expenses totaled $119.1 million and $232.8 million for the three and six months ended June 30, 2012, respectively, compared with $110.1 million and $224.5 million the same periods of 2011. The latter represents an increase of $9.0 million and $8.3 million in the three and six months ended June 30, 2012, respectively, compared with the same periods of 2011.

The following table compares the components of other expenses for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Salaries, wages, pension and employee benefits	$61,598	$56,713	$125,571	$116,583
Net occupancy expense	7,971	8,086	16,563	16,680
Equipment expense	7,598	6,816	14,702	13,652
Taxes, other than federal income taxes	2,020	922	3,975	2,882
Stationery, supplies and postage	2,285	2,750	4,428	5,455
Bankcard, loan processing, and other costs	8,858	8,266	16,511	15,829
Advertising	2,280	2,287	3,964	4,670
Professional services	9,307	5,940	12,659	11,734
Telephone	1,379	1,462	2,777	2,948
Amortization of intangibles	483	543	966	1,086
FDIC expense	3,463	4,581	7,183	8,947
Other operating expense	11,835	11,702	23,546	24,048
Total other expense	$119,077	$110,068	$232,845	$224,514

During the second quarter ended June 30, 2012, management announced its implementation plan to enhance the operating efficiency and profitability of the Corporation (the "Efficiency Initiative") and as a result recognized $8.9 million in one-time charges primarily consisting of employee separation costs and professional services fees. Of the total one-time charges, $3.3 million was related to employee separation costs and $5.2 million was related to professional services fees. Excluding the $8.9 million in one-time charges from implementation of the Efficiency Initiative, other expenses were flat quarter over quarter and year over year. For further information on these one-time charges, refer to Note 2 (Restructuring).

The efficiency ratio for the second quarter 2012 was 67.21%, compared to 64.30% during the same period in 2011. The efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is, during the second quarter 2012, 67.21 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Income Taxes
Income tax expense was $12.4 million (an effective tax rate of 28.79%) and $11.5 million (an effective tax rate of 27.84%) for the quarter ended June 30, 2012 and 2011, respectively, and $24.7 million (an effective tax rate of 28.85%) and $21.7 million (an effective tax rate of 27.47%) for the six months ended June 30, 2012 and 2011, respectively.

Line of Business Results

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 9 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the three and six months ended June 30, 2012 and 2011:

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2012	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD		YTD
OPERATIONS:
Net interest income (loss) - FTE	$65,463	$130,283	$53,280	$107,552	$4,402	$9,001	$(1,456)	$(3,720)	$121,689		$243,116
Provision for loan losses	3,465	12,570	1,728	4,265	(24)	201	7,027	9,221	12,196		26,257
Other income	18,047	32,356	24,177	49,443	8,392	16,460	4,685	8,768	55,301		107,027
Other expenses	40,128	83,479	56,784	115,830	9,792	20,007	12,373	13,529	119,077		232,845
Net income (loss)	26,449	44,063	12,299	23,985	1,939	3,219	(10,102)	(10,338)	30,585		60,929
AVERAGES :
Assets	$6,364,148	$6,346,311	$2,918,710	$2,914,532	$237,548	$237,060	$5,038,108	$5,029,609	$14,558,514		$14,527,512
Loans (noncovered and covered)	6,335,933	6,321,190	2,642,000	2,638,351	223,903	223,517	64,497	59,047	9,266,333	6,335,933	9,242,105
Earnings assets	6,436,799	6,416,955	2,673,725	2,671,895	223,928	223,543	3,652,536	3,648,693	12,986,988	6,436,799	12,961,086
Deposits	3,203,039	3,171,118	7,529,162	7,497,015	705,824	702,262	117,258	143,256	11,555,283	3,203,039	11,513,651
Economic Capital	392,352	389,712	209,979	212,122	49,521	48,813	947,335	939,450	1,599,187	392,352	1,590,097

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2011	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss) - FTE	$65,239	$133,443	$56,265	$112,036	$4,725	$9,547	$(6,434)	$(11,039)	$119,795	$243,987
Provision for loan losses	15,090	25,107	6,517	12,466	707	1,326	(4,695)	1,069	17,619	39,968
Other income	12,620	27,413	25,785	49,976	8,089	16,282	4,997	10,576	51,491	104,247
Other expenses	35,732	73,346	58,539	119,370	10,140	20,437	5,657	11,361	110,068	224,514
Net income (loss)	17,812	41,023	11,195	19,880	1,341	2,704	(585)	(6,283)	29,763	57,324
AVERAGES :
Assets	$6,133,210	$6,114,006	$2,934,633	$2,944,264	$241,929	$242,586	$5,171,436	$5,074,596	$14,481,208	$14,375,452
Loans (noncovered and covered)	6,127,754	6,121,751	2,657,308	2,679,264	227,872	229,769	70,057	69,945	9,082,991	9,100,729
Earnings assets	6,206,766	6,193,404	2,684,374	2,747,141	228,357	230,252	3,604,772	3,472,267	12,724,269	12,643,064
Deposits	2,962,379	2,906,938	7,640,199	7,566,166	637,464	646,435	224,696	273,136	11,464,738	11,392,675
Economic Capital	357,750	366,987	217,819	224,165	51,882	52,428	906,404	881,510	1,533,855	1,525,090
On a quarterly basis, the commercial segment's net income increased $8.6 million from June 30, 2011 to $26.5 million for the quarter ended June 30, 2012. FTE adjusted net interest income totaled $65.5 million for the quarter ended June 30, 2012 compared to $65.2 million for the quarter ended June 30, 2011, an increase of $0.3 million, or 0.30% The increase was primarily attributable to a $635.7 million increase in noncovered loans, offsetting the $427.5 million decrease in covered loan balances acquired via FDIC-assisted acquisitions. Provision for credit losses for the commercial segment totaled $3.5 million for the quarter ended June 30, 2012 compared to $15.1 million for the quarter ended June 30, 2011, a decrease of $11.6 million, or 77.04%. The decrease in the provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $2.9 million to $5.0 million for the quarter ended June 30, 2012. The remaining provision covered substantial loan growth in noncovered loans. Non-interest income was $18.0 million for the quarter ended June 30, 2012 compared to $12.6 million for the same period in 2011. The increase was primarily attributable to higher gains recognized from covered loans paid in full, as well as higher syndication fees, swap fees, merchant fees and letter of credit fees. Non-interest expense for the commercial segment was $40.1 million for the quarter ended June 30, 2012 compared to $35.7 million for the quarter ended June 30, 2011. The increase in expenses was primarily attributable to a change in the FDIC assessment calculation from using deposit balances to risk-weighted assets. Additionally, expenses are higher due to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets, and treasury management.

On a quarterly basis, the retail segment's net income increased $1.1 million for the quarter ended June 30, 2012 to $12.3 million for the quarter ended June 30, 2011. FTE adjusted net interest income totaled $53.3 million for the quarter ended June 30, 2012 compared to $56.3 million for the quarter ended June 30, 2011, a decrease of $3.0 million, or 5.31%. The decrease was primarily attributable to a $50.1 million decrease in covered loan balances. Additionally, deposit spreads decreased 13 basis points due to a lower internal credit applied to deposits, which was driven by lower market rates. Deposit balances decreased $111.0 million from the second quarter of 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $1.7 million for the quarter ended June 30, 2012 compared to $6.5 million for the quarter ended June 30, 2011, a decrease of $4.8 million, or 73.48%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $3.2 million to $3.7 million for the quarter ended June 30, 2012. Non-interest income was $24.2 million for the quarter ended June 30, 2012 compared to $25.8 million for the quarter ended June 30, 2011, a decrease of $1.6 million, or 5.94%. The decrease was primarily attributable to the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on interchange fees, offset partially by strong mortgage fee income. Non-interest expense was $56.8 million for the quarter ended June 30, 2012 compared to $58.5 million for the quarter ended June 30, 2011. The decrease in expenses was primarily attributable to the change in FDIC assessment methodology. The internal allocations were shifted from allocating based upon deposits to an allocation based upon risk-wighted assets.
On a quarterly basis, the wealth segment's net income of $1.9 million for the quarter ended June 30, 2012 increased $0.6 million from the quarter ended June 30, 2011. The increase was attributable to lower provision for loan losses. Deposits have grown $68.4 million to $705.8 million as of June 30, 2012. Non-interest expense was $9.8 million for the quarter ended June 30, 2012 compared to $10.1 for the quarter ended June 30, 2011.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the parent company, community development operations, treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $10.1 million for the quarter ended June 30, 2012, which was $ 9.5 million greater than for the quarter ended June 30, 2011. The increase in losses was primarily attributable to one-time charges of $8.9 million related to the recently announced efficiency project.
On a year-to-date basis, the commercial segment's net income increased $3.0 million from June 30, 2011 to $44.1 million for the six months ended June 30, 2012. FTE adjusted net interest income totaled $130.3 million for the six months ended June 30, 2012 compared to $133.4 million for the quarter ended June 30, 2011, a decrease of $3.1 million, or 2.4% The decrease was primarily attributable to a $425.2 million decrease in covered loans, offset by the $624.6 million increase in noncovered loan balances. Additionally deposit spreads decreased, offsetting strong growth in deposit balances, which grew $264.2 million to $3.2 billion. Provision for credit losses for the commercial segment totaled $12.6 million for the six months ended June 30, 2012 compared to $25.1 million for the six months ended June 30, 2011, a decrease of $12.5 million, or 49.93%. The decrease in the provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $4.0 million to $11.3 million for the six months ended June 30, 2012. The remaining provision covered substantial loan growth in noncovered loans. Non-interest income was $32.4 million for the six months ended June 30, 2012 compared to $27.4 million for the same period in 2011. The increase was primarily attributable to higher syndication fees, swap fees, merchant fees and letter of credit fees. Non-interest expense for the commercial segment was $83.5 million for the six months ended June 30, 2012 compared to $73.3 million for the six months ended June 30, 2011. The increase in expenses was primarily attributable to a change in the FDIC assessment calculation from using deposit balances to risk-weighted assets. Additionally, expenses are higher due to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets, and treasury management.
On a year-to-date basis, the retail segment's net income increased $4.1 million for the six months ended June 30, 2012 to $24.0 million for the six months ended June 30, 2011. FTE adjusted net interest income totaled $107.6 million for the six months ended June 30, 2012 compared to $112.0 million for the six months ended June 30, 2011, a decrease of $4.4 million, or 4.0%. The decrease was primarily attributable to a $49.0 million decrease in covered loan balances. Additionally, deposit spreads decreased five basis points due to a lower internal credit applied to deposits, which was driven by lower market rates. Deposit balances decreased $69.2 million with the year-to-date average in 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $4.3 million for the six months ended June 30, 2012 compared to $12.5 million for the quarter ended June 30, 2011, a decrease of $8.2 million, or 65.79%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $6.4 million to $9.3 million for the six months ended June 30, 2012. Non-interest income was $49.4 million for the six months ended June 30, 2012 compared to $50.0 million for the six months ended June 30, 2011, a decrease of $0.6 million, or 0.74%. The decrease was primarily attributable to the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on interchange fees, offset partially by strong mortgage fee income. Non-interest expense was $115.8 million for the six months ended June 30, 2012 compared to $119.4 million for the six months ended June 30, 2011. The decrease in expenses was primarily attributable to the change in FDIC assessment methodology. The internal allocations were shifted from allocating based upon deposits to an allocation based upon risk-weighted assets.
On a year-to-date basis, the wealth segment's net income of $3.2 million for the six months ended June 30, 2012 increased $0.5 million from the six months ended June 30, 2011. The increase was attributable to lower provision for loan losses. Deposits have grown $55.8 million to $702.3 million as of June 30, 2012. Non-interest expense was $20.0 million for the quarter ended June 30, 2012 compared to $20.4 million for the quarter ended June 30, 2011.
The Other segment recorded a net loss of $10.3 million for the six months ended June 30, 2012, which was $4.1 million greater than for the six months ended June 30, 2011. The increase in losses was primarily attributable to one-time charges of $8.9 million related to the recently announced efficiency project.

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

Additional information on these three acquisitions can be found in Note 3 (Business Combinations), Note 5 (Loans), Note 7 (Goodwill and Other Intangible Assets) and Note 12 (Fair Value Measurement) in the notes to unaudited consolidated financial statements.

Investment Securities

At June 30, 2012, total investment securities were $3.7 billion compared to $3.6 billion at December 31, 2011 and $3.7 billion at June 30, 2011. Available-for-sale securities were $3.2 billion at June 30, 2012 compared to $3.4 billion at December 31, 2011 and $3.5 billion at June 30, 2011. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. Held-to-maturity securities totaled $352.2 million at June 30, 2012 compared to $82.8 million at December 31, 2011 and $80.9 million at June 30, 2011 and consist principally of securities issued by state and political subdivisions.

Available-for-sale securities decreased $137.2 million and $281.9 million from December 31, 2011 and June 30, 2011, respectively, while held-to-maturity securities increased $269.5 million and $271.4 million from December 31, 2011 and June 30, 2011, respectively. This movement in the investment portfolio in the quarter ended June 30, 2012 was in response to potential future changes in regulatory capital rules.

Other investments totaled $140.7 million at June 30, 2012 and December 31, 2011 compared to $160.8 million at June 30, 2011 and consisted primarily of FHLB and FRB stock. The Corporation redeemed $20.3 million in FHLB Chicago stock in the quarter ended December 31, 2011.

During the six months ended June 30, 2012 and June 30, 2011, net realized gains of $0.8 million and $0.9 million, respectively, from the sale of available-for-sale securities were recorded. Net unrealized gains were $83.8 million, $85.0 million and $81.6 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.

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

Gross unrealized losses of $14.1 million as of June 30, 2012, compared to $17.8 million as of December 31, 2011 and $12.5 million at June 30, 2011 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions, which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation’s trust preferred securities.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 4 (Investment Securities) to the unaudited consolidated financial statements.

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

Total noncovered loans increased from December 31, 2011 by $351.0 million, or 4.53% and increased from June 30, 2011 by $691.7 million, or 9.34%. This increase was driven primarily by higher commercial loans which increased 5.82% from December 31, 2011 and 12.41% from June 30, 2011 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the capital markets and healthcare lines of business. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased $24.5 million, or 5.92%, from December 31, 2011 and $37.5 million, or 9.36%, from June 30, 2011 as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio than in previous periods.

Installment loans decreased $0.8 million, or 0.06%, from December 31, 2011 and $3.8 million, or 0.30%, from June 30, 2011 reflecting continued consumer loans pay downs. Credit card loans decreased $3.8 million, or 2.58%, from December 31, 2011 and $1.2 million, or 0.86%, from June 30, 2011.

Total covered loans, including the loss share receivable, decreased from December 31, 2011 by $225.3 million, or 15.05%, and decreased from June 30, 2011 by $483.2 million, or 27.53%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding loans by category for the period ended. There is no predominant concentration of loans in any particular industry or group of industries.

	June 30, 2012	December 31, 2011	June 30, 2011
(dollars in thousands)
Commercial	$5,404,971	$5,107,747	$4,808,305
Residential mortgage	438,147	413,664	400,661
Installment	1,262,877	1,263,665	1,259,072
Home equity	766,840	743,982	738,719
Credit card	142,586	146,356	143,828
Leases	84,507	73,530	57,634
Total noncovered loans (a)	8,099,928	7,748,944	7,408,219
Allowance for noncovered loan losses	(103,849)	(107,699)	(109,187)
Net noncovered loans	7,996,079	7,641,245	7,299,032
Covered loans (b)	1,271,888	1,497,140	1,755,107
Allowance for covered loan losses	(42,606)	(36,417)	(33,360)
Net covered loans	1,229,282	1,460,723	1,721,747
Net loans	$9,225,361	$9,101,968	$9,020,779
(a) Includes acquired, noncovered loans of $67.9 million, $113.2 million and $192.2 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(b) Includes loss share receivable of $152.6 million, $205.7 million and $239.4 million as of June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

The Corporation has approximately $3.4 billion of loans secured by real estate. Approximately 85.99% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

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

A loss share receivable is recorded at the acquisition date, which represents the estimated fair value of reimbursement the Corporation expects to receive under any loss share agreements. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of income and comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of this allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements in the 2011 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.

The Corporation uses a vendor based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five-year historical performance data while the other one uses two year historical data. The calculated rate is the average cumulative expected loss of the two and five-year data set. As a result, this approach lends more weight to the more recent performance.

Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio’s collectability characteristics not captured by historical loss data.

Acquired loans are recorded at acquisition date at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss share agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended June 30, 2012, the Corporation increased its allowance for covered loan losses to $42.6 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $9.6 million and an increase of $6.2 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss share agreements, exceeds any remaining credit discounts. The allowance for loan losses on Acquired Non-Impaired Loans was $0.4 million, $0.7 million and $0.9 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and is included in the allowance for noncovered loan losses on the consolidated balance sheets.

At June 30, 2012, the allowance for loan losses on noncovered loans was $103.8 million, or 1.28% of noncovered loans outstanding, compared to $107.7 million, or 1.39%, at December 31, 2011 and $109.2 million, or 1.47%, as of June 30, 2011. The allowance equaled 222.44% of nonperforming loans at June 30, 2012, compared to 166.64% at December 31, 2011, and 150.31% at June 30, 2011. The additional reserves related to qualitative risk factors totaled $20.4 million, $14.5 million and $11.9 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Nonperforming noncovered loans have decreased by $17.9 million over December 31, 2011 and $26.0 million over June 30, 2011 primarily attributable to the improving economic conditions and extensive loan work out activities.

Net charge-offs on noncovered loans were $8.8 million for the second quarter ended 2012 and $20.7 million for the six months ended June 30, 2012 compared to $15.6 million and $32.7 million for the same periods in 2011. As a percentage of noncovered average loans outstanding, net charge-offs equaled 0.44% and 0.86% for the quarter ended June 30, 2012 and 2011, respectively, and 0.53% and 0.91% for the six months ended June 30, 2012 and 2011, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.

The allowance for unfunded lending commitments at June 30, 2012, December 31, 2011 and June 30, 2011 was $5.7 million, $6.4 million and $5.8 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $109.5 million, $114.1 million and $115.0 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The following table is a summary of the allowance for credit losses.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(dollars in thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$103,849	$114,690	$107,699	$114,690
Provision for loan losses	8,766	10,138	8,129	10,138
(Less) net charge-offs	8,766	15,641	11,979	15,641
Allowance for loan losses-end of period	$103,849	$109,187	$103,849	$109,187
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$5,410	$7,202	$6,360	$8,849
Provision for/(relief of) credit losses	256	(1,403)	(950)	(3,050)
Balance at end of period	5,666	5,799	5,410	5,799
Allowance for credit losses	$109,515	$114,986	$109,259	$114,986
Annualized net charge-offs as a % of average noncovered loans	0.44%	0.86%	0.53%	0.86%
Allowance for noncovered loan losses:
As a percentage of period-end noncovered loans	1.28%	1.47%	1.28%	1.47%
As a percentage of nonperforming noncovered loans	222.44%	150.31%	222.44%	150.31%
As a multiple of annualized net charge offs	2.95	1.74	2.49	1.66
Allowance for credit losses:
As a percentage of period-end noncovered loans	1.35%	1.55%	1.35%	1.55%
As a percentage of nonperforming noncovered loans	234.57%	158.30%	234.57%	158.30%
As a multiple of annualized net charge offs	3.11	1.83	2.63	1.75

The following tables show the overall credit quality by specific asset and risk categories of noncovered loans.

	At June 30, 2012
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$25,250	$38,349	$—	$31,043	$6,063	$1,998	$18,579	$121,282
Allowance	5,327	2,092	—	1,773	22	128	1,649	10,991
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	41,042	—	13,141					54,183
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	94,362	3,432	114					97,908
Grade 2 allowance	85	7	—					92
Grade 3 loan balance	562,886	333,137	9,372					905,395
Grade 3 allowance	867	1,126	17					2,010
Grade 4 loan balance	2,150,162	1,914,491	61,522					4,126,175
Grade 4 allowance	21,732	16,272	297					38,301
Grade 5 (Special Mention) loan balance	52,927	63,666	—					116,593
Grade 5 allowance	1,809	3,073	—					4,882
Grade 6 (Substandard) loan balance	54,373	70,894	358					125,625
Grade 6 allowance	10,492	9,763	38					20,293
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,216,877	757,434	138,612	401,773	2,514,696
Current loans allowance				9,050	4,037	4,726	2,322	20,135
30 days past due loan balance				7,531	1,774	748	8,514	18,567
30 days past due allowance				680	245	427	355	1,707
60 days past due loan balance				2,719	710	484	3,337	7,250
60 days past due allowance				704	381	455	612	2,152
90+ days past due loan balance				4,707	859	744	5,944	12,254
90+ days past due allowance				822	764	954	725	3,265
Total loans	$2,981,002	$2,423,969	$84,507	$1,262,877	$766,840	$142,586	$438,147	$8,099,928
Total Allowance for Loan Losses	$40,327	$32,333	$358	$13,029	$5,449	$6,690	$5,663	$103,849

	At December 31, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,269	$45,407	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Allowance	2,497	1,698	—	1,382	31	108	1,364	7,080
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,607	—	10,636					48,243
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	122,124	4,833	—					126,957
Grade 2 allowance	117	12	—					129
Grade 3 loan balance	479,119	268,005	5,868					752,992
Grade 3 allowance	756	1,015	9					1,780
Grade 4 loan balance	1,999,707	1,844,851	57,026					3,901,584
Grade 4 allowance	17,643	16,968	326					34,937
Grade 5 (Special Mention) loan balance	50,789	63,525	—					114,314
Grade 5 allowance	2,226	2,841	—					5,067
Grade 6 (Substandard) loan balance	77,861	105,387	—					183,248
Grade 6 allowance	9,109	14,496	—					23,605
Grade 7 (Doubtful) loan balance	—	263	—					263
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,210,007	734,505	141,338	372,710	2,458,560
Current loans allowance				12,286	4,619	5,158	3,045	25,108
30 days past due loan balance				11,531	2,694	1,090	11,778	27,093
30 days past due allowance				1,333	623	529	498	2,983
60 days past due loan balance				3,388	778	707	2,059	6,932
60 days past due allowance				1,104	442	530	315	2,391
90+ days past due loan balance				5,168	1,242	1,019	9,719	17,148
90+ days past due allowance				1,876	1,051	1,044	627	4,598
Total loans	$2,775,476	$2,332,271	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944
Total Allowance for Loan Losses	$32,363	$37,030	$341	$17,981	$6,766	$7,369	$5,849	$107,699

	June 30, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$3,573	$54,415	$—	$15,703	$1,242	$2,453	$14,851	$92,237
Allowance	290	4,207	—	662	20	28	1,209	6,416
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	47,596	12,205	—					59,801
Grade 1 allowance	18	—	6					24
Grade 2 loan balance	98,521	2,786	—					101,307
Grade 2 allowance	124	8	—					132
Grade 3 loan balance	439,727	258,916	4,451					703,094
Grade 3 allowance	889	982	10					1,881
Grade 4 loan balance	1,796,108	1,813,176	53,177					3,662,461
Grade 4 allowance	18,658	17,611	336					36,605
Grade 5 (Special Mention) loan balance	42,634	97,656	—					140,290
Grade 5 allowance	1,895	4,674	—					6,569
Grade 6 (Substandard) loan balance	41,710	99,284	6					141,000
Grade 6 allowance	6,492	13,340	1					19,833
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,226,604	733,844	139,254	368,288	2,467,990
Current loans allowance				14,645	5,461	6,681	3,440	30,227
30 days past due loan balance				8,682	2,217	882	9,621	21,402
30 days past due allowance				1,065	551	486	511	2,613
60 days past due loan balance				3,063	825	464	1,014	5,366
60 days past due allowance				1,182	495	386	269	2,332
90+ days past due loan balance				5,020	590	774	6,887	13,271
90+ days past due allowance				535	615	822	583	2,555
Total loans	$2,469,869	$2,338,438	$57,634	$1,259,072	$738,718	$143,827	$400,661	$7,408,219
Total Allowance for Loan Losses	$28,366	$40,822	$353	$18,089	$7,142	$8,403	$6,012	$109,187

Asset Quality

Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans Allowance for Loan Losses) to the consolidated financial statements in the 2011 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.

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

•	Other real estate (“ORE”) acquired through foreclosure in satisfaction of a loan.

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Nonperforming noncovered loans:
Restructured nonaccrual noncovered loans:
Commercial loans	$7,545	$8,311	$5,261
Consumer loans	3,269	3,465	2,342
Total restructured loans	10,814	11,776	7,603
Other nonaccrual noncovered loans:
Commercial loans	30,836	47,504	58,427
Consumer loans	5,037	5,351	6,609
Total nonaccrual loans	35,873	52,855	65,036
Total nonperforming noncovered loans	46,687	64,631	72,639
Other noncovered real estate	14,393	16,463	27,207
Total nonperforming noncovered assets	$61,080	$81,094	$99,846
Noncovered loans past due 90 days or more accruing interest	$6,545	$11,376	$13,001
Total nonperforming noncovered assets as a percentage of total noncovered loans and ORE	0.75%	1.05%	1.35%

Credit quality continued to improve during the six months ended June 30, 2012. Total nonperforming noncovered assets as of June 30, 2012 were $61.1 million, a decrease of $20.0 million, or 24.68%, from December 31, 2011 and a decrease of $38.8 million, or 38.83%, from June 30, 2011. Total noncovered loans past due 30-89 days totaled $45.0 million at June 30, 2012, a decrease of $2.9 million, or 6.14%, from December 31, 2011 and a decrease of $13.8 million, or 23.52%, from June 30, 2011. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming noncovered loans decreased $17.4 million from December 31, 2011 and $25.3 million from June 30, 2011 reflecting movement of assets for disposition into other real estate along with loan payments and charge-downs. New nonperforming noncovered commercial loans have continued to decline from December 31, 2011 through June 30, 2012. Total other noncovered real estate decreased $2.1 million from December 31, 2011 and decreased $12.8 million from June 30, 2011, reflecting the disposition of foreclosed properties and a slow down in new foreclosures. As of June 30, 2012, other noncovered real estate includes $0.5 million of vacant land no longer considered for branch expansion.

Net charge offs within the noncovered consumer portfolio were $3.6 million and $9.0 million for the three and six months ended June 30, 2012 compared to $7.8 million and $17.6 million for the three and six months ended June 30, 2011. Average FICO scores on the noncovered consumer portfolio subcomponents are excellent with average scores on installment loans at 716, home equity lines at 776, residential mortgages at 750 and credit cards at 773.

Noncovered loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2012, accruing noncovered loans 90 days or more past due totaled $6.5 million compared to $11.4 million at December 31, 2011 and $13.0 million at June 30, 2011. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible that had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.
The following table is a nonaccrual noncovered commercial loan flow analysis:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Nonaccrual noncovered commercial loans beginning of period	$44,546	$55,815	$59,928	$63,688	$71,247
Credit Actions:
New	10,091	5,980	11,402	9,232	5,219
Loan and lease losses	(6,675)	(3,296)	(648)	(5,047)	(4,469)
Charged down	(266)	(3,703)	(6,769)	(3,987)	(3,877)
Return to accruing status	(1,247)	(1,990)	(119)	(38)	(334)
Payments	(8,068)	(8,260)	(7,979)	(3,920)	(4,098)
Nonaccrual noncovered commercial loans end of period	$38,381	$44,546	$55,815	$59,928	$63,688

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

The Corporation's TDR portfolio, excluding covered loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit that total, in aggregate and as a percentage of the Corporation's total noncovered TDR portfolio, $57.7 million, or 68.39%, and $57.9 million, or 79.43%, as of June 30, 2012 and December 31, 2011, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits as of June 30, 2012 and December 31, 2011 totaled $11.6 billion compared to $11.5 billion at June 30, 2011. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

	Three Months Ended
	June 30, 2012		December 31, 2011		June 30, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)
Noninterest-bearing	$3,144,183	—	$3,036,590	—	$2,998,090	—
Interest-bearing	1,060,771	0.09%	1,066,132	0.09%	824,125	0.09%
Savings and money market accounts	5,732,007	0.35%	5,675,052	0.36%	5,279,353	0.56%
Certificates and other time deposits	1,618,322	0.79%	1,694,247	0.84%	2,363,170	0.95%
Total customer deposits	11,555,283	0.29%	11,472,021	0.31%	11,464,738	0.46%
Securities sold under agreements to repurchase	920,352	0.12%	887,715	0.12%	884,244	0.43%
Wholesale borrowings	177,987	2.53%	184,659	2.51%	325,057	2.04%
Total funds	$12,653,622		$12,544,395		$12,674,039

Average demand deposits comprised 36.39% of average deposits in the 2012 second quarter compared to 33.34% in the 2011 second quarter. Savings accounts, including money market products, made up 49.61% of average deposits in the 2012 second quarter compared to 46.05% in the 2011 second quarter. Certificates of deposits made up 14.00% of average deposits in the second quarter 2012 and 20.61% in the second quarter 2011.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 23 basis points compared to the same period one year ago, or 54.76%, for the quarter ended June 30, 2012 due to a drop in interest rates.

The following table summarizes certificates of deposits of $100 thousand or more as of June 30, 2012, by time remaining until maturity:

Amount
Time until maturity:	(In thousands)
Under 3 months	$162,840
3 to 6 months	99,057
6 to 12 months	143,064
Over 1 year through 3 years	122,170
Over 3 years	17,960
$545,091

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders’ Equity

Shareholders’ equity at June 30, 2012 and December 31, 2011 totaled $1.6 billion compared to $1.6 billion at June 30, 2011. The cash dividend of $0.16 per share paid in the second quarter of 2012 has an indicated annual rate of $0.64 per share.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 8.01% at June 30, 2012, compared to 7.86% at December 31, 2011, and 7.79% at June 30, 2011.

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

As of June 30, 2012, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30, 2012		December 31, 2011		June 30, 2011
	(Dollars in thousands)
Consolidated
Total equity	$1,600,815	10.95%	$1,565,953	10.84%	$1,550,387	10.81%
Common equity	1,600,815	10.95%	1,565,953	10.84%	1,550,387	10.81%
Tangible common equity (a)	1,133,497	8.01%	1,097,670	7.86%	1,081,018	7.79%
Tier 1 capital (b)	1,150,259	11.40%	1,119,892	11.48%	1,088,108	11.51%
Total risk-based capital (c)	1,276,748	12.65%	1,242,177	12.73%	1,206,613	12.77%
Leverage (d)	1,150,259	8.22%	1,119,892	7.95%	1,088,108	7.80%
Bank Only
Total equity	$1,540,530	10.55%	$1,483,743	10.29%	$1,358,025	9.48%
Common equity	1,540,530	10.55%	1,483,743	10.29%	1,468,054	10.25%
Tangible common equity (a)	1,073,212	7.59%	1,015,460	7.28%	998,685	7.21%
Tier 1 capital (b)	1,085,274	10.77%	1,033,171	10.62%	1,001,429	10.62%
Total risk-based capital (c)	1,206,836	11.98%	1,150,675	11.82%	1,115,310	11.83%
Leverage (d)	1,085,274	7.77%	1,033,171	7.35%	1,001,429	7.19%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter's average assets less goodwill.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2012	(8.00)%	3.19%	5.56%	7.28%
June 30, 2011	(3.23)%	1.57%	3.10%	6.37%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2012	(3.21)%	1.24%	1.13%	(0.17)%
June 30, 2011	(8.17)%	3.25%	7.62%	8.05%

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Management of interest rate exposure. Management uses the results of its various simulation analysis to formulate strategies to achieve a desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 10 (Derivatives and Hedging Activities) to the unaudited consolidated financial statements.

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 86.41% of total deposits at June 30, 2012. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the second quarter of 2012 in addition to unencumbered, or unpledged, investment securities that totaled $1.4 billion as of June 30, 2012.

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

Funding Trends for the Quarter - During the three months ended June 30, 2012, lower cost core deposits increased by $39.0 million from the previous quarter. In aggregate, deposits decreased $32.3 million from March 31, 2012. Securities sold under agreements to repurchase decreased $31.9 million from March 31, 2012. Wholesale borrowings increased $1.5 million from March 31, 2012. The Corporation’s loan to deposit ratio increased to 80.68% at June 30, 2012 from 79.34% at March 31, 2012.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the quarter ended June 30, 2012, FirstMerit Bank paid $17.5 million in dividends to FirstMerit Corporation. As of June 30, 2012, FirstMerit Bank had an additional $152.4 million available to pay dividends without regulatory approval.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2011 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts, mortgage loan commitments, and TBA Securities is included in Note 10 (Derivatives and Hedging Activities) to the Corporation’s unaudited consolidated financial statements included in this report and in Note 17 to the consolidated financial statements in the 2011 Form 10-K. There have been no significant changes since March 31, 2012.

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

housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, Financial Industry Regulatory Authority (“FINRA” ), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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

For additional information on litigation, see Note 14 (Contingencies and Guarantees) to the unaudited consolidated financial statements.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Not applicable.
(b) Not applicable.
(c) The following table provides information with respect to purchases the Corporation made of shares of its common stock during the second quarter of the 2012 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balances as of December 31, 2011				396,272
April 1, 2012 - April 30, 2012	94,418	$16.23	—	396,272
May 1, 2012 - May 31, 2012	13,586	24.40	—	396,272
June 1, 2012 - June 30, 2012	3,108	21.55	—	396,272
Balances as of June 30, 2012	111,112	$17.38	—	396,272

(1)
Reflects 111,112 shares of common stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the second quarter of 2012.

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

10.53	FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors.

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

101
The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
August 3, 2012