Form 10-Q
period 2012-09-30
FIRSTMERIT CORP /OH/
filed 2012-11-02
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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
As of October 29, 2012, 109,652,246 shares of common stock, without par value, were outstanding.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited, except December 31, 2011, which is derived from the audited financial statements)	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Cash and due from banks	$201,359	$219,256	$202,886
Interest-bearing deposits in banks	37,058	158,063	116,059
Total cash and cash equivalents	238,417	377,319	318,945
Investment securities
Held-to-maturity	620,631	82,764	92,214
Available-for-sale	2,911,993	3,353,553	3,198,046
Other investments	140,730	140,726	160,793
Loans held for sale	17,540	30,077	39,340
Noncovered loans:
Commercial	5,511,678	5,107,747	5,018,857
Residential mortgage	439,062	413,664	397,309
Installment	1,321,081	1,263,665	1,271,327
Home equity	789,743	743,982	743,377
Credit cards	143,918	146,356	142,710
Leases	110,938	73,530	57,992
Total noncovered loans	8,316,420	7,748,944	7,631,572
Allowance for noncovered loan losses	(98,942)	(107,699)	(109,187)
Net noncovered loans	8,217,478	7,641,245	7,522,385
Covered loans (includes loss share receivable of $131.9 million, $205.7 million and $220.5million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively)	1,174,929	1,497,140	1,647,218
Allowance for covered loan losses	(43,644)	(36,417)	(34,603)
Net covered loans	1,131,285	1,460,723	1,612,615
Net loans	9,348,763	9,101,968	9,135,000
Premises and equipment, net	182,043	192,949	193,075
Goodwill	460,044	460,044	460,044
Intangible assets	6,817	8,239	8,782
Covered other real estate (includes loss share receivable of $0.1 million, $1.3 million and $3.5 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively)	56,795	54,505	61,890
Accrued interest receivable and other assets	645,070	639,558	1,020,149
Total assets	$14,628,843	$14,441,702	$14,688,278
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,231,500	$3,030,225	$2,971,555
Interest-bearing	1,079,913	1,062,896	967,574
Savings and money market accounts	5,744,103	5,595,409	5,513,472
Certificates and other time deposits	1,476,910	1,743,079	1,943,520
Total deposits	11,532,426	11,431,609	11,396,121
Federal funds purchased and securities sold under agreements to repurchase	963,455	866,265	987,030
Wholesale borrowings	178,083	203,462	248,006
Accrued taxes, expenses, and other liabilities	330,175	374,413	486,467
Total liabilities	13,004,139	12,875,749	13,117,624
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: September 30, 2012, December 31, 2011 and September 30, 2011 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	473,781	479,882	478,738
Accumulated other comprehensive loss	(13,900)	(23,887)	(4,654)
Retained earnings	1,175,001	1,131,203	1,118,027
Treasury stock, at cost: September 30, 2012 - 5,468,853 shares; December 31, 2011 - 5,870,923 shares; September 30, 2011 -5,874,748 shares	(138,115)	(149,182)	(149,394)
Total shareholders’ equity	1,624,704	1,565,953	1,570,654
Total liabilities and shareholders’ equity	$14,628,843	$14,441,702	$14,688,278
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)	Quarters ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans and loans held for sale	$103,005	$108,417	$309,213	$330,877
Investment securities
Taxable	20,633	21,949	64,834	65,610
Tax-exempt	3,844	3,189	11,270	9,521
Total investment securities interest	24,477	25,138	76,104	75,131
Total interest income	127,482	133,555	385,317	406,008
Interest expense:
Deposits:
Demand-interest bearing	243	218	726	579
Savings and money market accounts	5,166	6,929	15,302	22,172
Certificates and other time deposits	2,743	4,370	9,436	16,803
Securities sold under agreements to repurchase	310	977	854	2,832
Wholesale borrowings	1,130	1,669	3,399	4,963
Total interest expense	9,592	14,163	29,717	47,349
Net interest income	117,890	119,392	355,600	358,659
Provision for noncovered loan losses	9,965	14,604	26,860	41,760
Provision for covered loan losses	6,214	4,768	15,576	17,580
Net interest income after provision for loan losses	101,711	100,020	313,164	299,319
Other income:
Trust department income	6,124	5,607	17,481	16,983
Service charges on deposits	14,603	17,838	43,490	48,460
Credit card fees	11,006	13,640	32,402	39,357
ATM and other service fees	3,680	3,801	11,360	9,781
Bank owned life insurance income	3,094	3,182	9,073	11,439
Investment services and insurance	2,208	1,965	6,843	6,384
Investment securities gains, net	553	4,402	1,361	5,291
Loan sales and servicing income	7,255	3,426	19,085	9,102
Other operating income	6,402	6,911	20,857	18,222
Total other income	54,925	60,772	161,952	165,019
Other expenses:
Salaries, wages, pension and employee benefits	58,061	61,232	183,632	177,815
Net occupancy expense	8,077	8,464	24,640	25,144
Equipment expense	7,143	7,073	21,845	20,725
Stationery, supplies and postage	2,210	2,517	6,638	7,972
Bankcard, loan processing and other costs	8,424	8,449	24,935	24,278
Professional services	4,702	5,732	17,361	17,466
Amortization of intangibles	456	543	1,422	1,629
FDIC expense	1,832	3,240	9,015	12,187
Other operating expense	17,682	18,707	51,944	53,254
Total other expenses	108,587	115,957	341,432	340,470
Income before income tax expense	48,049	44,835	133,684	123,868
Income tax expense	13,096	13,098	37,802	34,808
Net income	$34,953	$31,737	$95,882	$89,060
Other comprehensive income, net of taxes
Changes in unrealized securities' holding gains and losses	$4,884	$7,353	$10,872	$24,889
Reclassification for realized securities' gains	(359)	(2,862)	(885)	(3,440)
Total other comprehensive gain, net of taxes	4,525	4,491	9,987	21,449
Comprehensive income	$39,478	$36,228	$105,869	$110,509
Net income applicable to common shares	$34,953	$31,737	$95,882	$89,060
Net income used in diluted EPS calculation	$34,953	$31,737	$95,882	$89,060
Weighted average number of common shares outstanding - basic	109,645	109,245	109,473	109,052
Weighted average number of common shares outstanding - diluted	109,645	109,246	109,473	109,053
Basic earnings per common share	$0.32	$0.29	$0.88	$0.82
Diluted earnings per common share	$0.32	$0.29	$0.88	$0.82
Dividend per common share	$0.16	$0.16	$0.48	$0.48
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
(Unaudited)
Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	89,060	—	89,060
Cash dividends - common stock ($0.48 per share)	—	—	—	—	—	(51,933)	—	(51,933)
Nonvested (restricted) shares granted (576,138 shares)	—	—	—	(13,985)	—	—	13,985	—
Restricted stock activity (145,668 shares)	—	—	—	494	—	—	(2,751)	(2,257)
Deferred compensation trust (10,182 increase in shares)	—	—	—	42	—	—	(42)	—
Share-based compensation	—	—	—	6,620	—	—	—	6,620
Net unrealized gains on investment securities, net of taxes	—	—	—	—	21,449	—	—	21,449
Balance at September 30, 2011	$—	$127,937	$—	$478,738	$(4,654)	$1,118,027	$(149,394)	$1,570,654
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—	—	—	—	95,882	—	95,882
Cash dividends - common stock ($0.48 per share)	—	—	—	—	—	(52,084)	—	(52,084)
Nonvested (restricted) shares granted (588,765 shares)	—	—	—	(14,481)	—	—	14,481	—
Restricted stock activity (186,695 shares)	—	—	—	1,023	—	—	(3,364)	(2,341)
Deferred compensation trust (86,174 increase in shares)	—	—	—	50	—	—	(50)	—
Share-based compensation	—	—	—	7,258	—	—	—	7,258
Net unrealized gains on investment securities, net of taxes	—	—	—	—	9,987	—	—	9,987
Other	—	—	—	49	—	—	—	49
Balance at September 30, 2012	$—	$127,937	$—	$473,781	$(13,900)	$1,175,001	$(138,115)	$1,624,704
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
(Unaudited)
Operating Activities
Net income	$95,882	$89,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	42,436	59,340
Depreciation and amortization	17,307	17,016
Benefit attributable to FDIC loss share	12,601	31,078
Accretion of acquired loans	(62,191)	(91,872)
Accretion income for lease financing	(2,168)	(1,928)
Amortization and accretion of securities, net
Available for sale	11,352	11,129
Held to maturity	1,239	25
Gain on sales and calls of investment securities, net
Available for sale	(1,361)	(5,291)
Originations of loans held for sale	(575,972)	(322,760)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	596,412	329,967
Gains on sales of loans, net	(7,903)	(5,208)
Amortization of intangible assets	1,422	1,629
Net change in assets and liabilities
Interest receivable	(1,375)	(195)
Interest payable	(1,117)	(1,934)
Prepaid assets	2,420	(5,989)
Bank owned life insurance	(9,073)	(7,378)
Employee pension liability	(258)	(2,287)
Other assets and liabilities	3,888	(1,501)
NET CASH PROVIDED BY OPERATING ACTIVITIES	123,541	92,901
Investing Activities
Proceeds from sales of securities
Available for sale	190,813	182,781
Proceeds from prepayments, calls, and maturities
Available for sale	611,382	778,697
Held to maturity	42,409	18,901
Other	—	12
Purchases of securities
Available for sale	(878,624)	(1,338,279)
Held to maturity	(98,893)	(51,151)
Other	(42)	(79)
Net decrease in loans and leases	(241,290)	(81,096)
Purchases of premises and equipment, net	(6,401)	(12,225)
NET CASH USED BY INVESTING ACTIVITIES	(380,646)	(502,439)
Financing Activities
Net increase in demand accounts	218,292	280,175
Net increase in savings and money market accounts	148,694	701,689
Net decrease in certificates and other time deposits	(266,169)	(853,748)
Net increase in securities sold under agreements to repurchase	97,190	209,445
Net decrease in wholesale borrowings	(25,379)	(78,001)
Cash dividends - common	(52,084)	(51,933)
Restricted stock activity	(2,341)	(2,257)
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,203	205,370
Decrease in cash and cash equivalents	(138,902)	(204,168)
Cash and cash equivalents at beginning of period	377,319	523,113
Cash and cash equivalents at end of period	$238,417	$318,945
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$27,462	$43,055
Federal income taxes	$43,421	$7,915
The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited) (Dollars in thousands except per share data)

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of September 30, 2012 and 2011 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

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

FASB ASU 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). ASU 2012-06 amends the guidance in ASU 805-20 on the recognition of an indemnification asset as a result of a government-assisted acquisition of a financial institution when a subsequent change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification). A subsequent change in the measurement of the indemnification asset is to be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value are limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in ASU 2012-06 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The Corporation currently applies the accounting as described within ASU 2012-06, therefore, ASU 2012-06 will not have an impact on its consolidated financial statements.

2. Restructuring

During the quarter ended June 30, 2012, Management announced its implementation plans to enhance the operating efficiency and profitability of the Corporation. The efficiency initiative is a long-term plan to optimize service channels and lower the overall cost structure. It includes the elimination of assistant branch manager positions and closing of eight full service branches. As a result of the initiative, the Corporation estimated that it would reduce its workforce by approximately 340 positions. The elimination of the assistant branch manager positions represent the majority of those reductions. The majority of these positions were eliminated as of June 30, 2012. Management expects to complete its reduction in workforce by December 31, 2012. All branch closures occurred in the quarter ended September 30, 2012.

During the quarter ended September 30, 2012, the Corporation recognized the balance of estimated restructuring costs of $0.5 million which primarily consisted of costs associated with the closing of the branches. The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Employee Separation	Contract Termination	Long-Lived Asset Charges	Other	Total
Total expected restructuring charge	$3,254	$415	$337	$200	$4,206
Balance at June 30, 2012	$1,443	$—	$—	$—	$1,443
Charge to expense	—	415	—	38	453
Cash payments	(1,128)	(168)	—	(38)	(1,334)
Noncash utilization	—	—	—	—	—
Balance at September 30, 2012	$315	$247	$—	$—	$562
Remaining expected restructuring charge	$—	$—	$—	$—	$—

Severance expense of $3.3 million was recognized in the quarter ended June 30, 2012. The remaining obligation related to employee separation costs is included in accrued taxes, expenses and other liabilities in the accompanying unaudited consolidated balance sheets as of September 30, 2012.

The Corporation recognized $5.2 million in professional service fees in the quarter ended June 30, 2012 related to the efficiency initiative which was reported in professional services in the accompanying unaudited consolidated statements of comprehensive income. Other costs include costs related to closing the branches and other expenditures associated with the Corporation's restructuring initiative and are expensed as incurred.

3.    Business Combinations

Citizens Republic Bancorp, Inc. – Merger Agreement

On September 12, 2012, the Corporation and Citizens Republic Bancorp, Inc. (“Citizens”), a Michigan corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”).

The Merger Agreement provides that Citizens will merge with and into the Corporation (the “Merger”) and each share of Citizens common stock will be canceled and converted into the right to receive 1.37 shares of the Corporation's common stock (except that any shares of Citizens common stock that are owned by Citizens, the Corporation or any of their respective subsidiaries, other than in a fiduciary capacity, will be canceled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Citizens' common stock will be converted into an option to acquire, or an equity award relating to, 1.37 shares of the Corporation's common stock, as applicable. As a result of the Merger, the former shareholders of Citizens will become shareholders of the Corporation. At the effective time of the Merger, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Citizens issued to the United States Treasury as part of the Troubled Assets Relief Program (the “TARP Preferred”), will be canceled and converted into the right to receive cash in the aggregate amount equal to the liquidation preference of the TARP Preferred plus all accrued, accumulated and unpaid dividends thereon.

The Merger Agreement provides that upon completion of the Merger, the Corporation will increase its board of directors by two directors. The new directorships will be filled with current members of the Citizens board as recommended by the Citizens board, and the recommended directors must be reasonably acceptable to the Corporation’s board.

The Corporation and Citizens have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the completion of the Merger and covenants not to engage in certain kinds of transactions during that period.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the stockholders of each of the Corporation and Citizens, (ii) absence of any material adverse effect, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) the registration statement of the Corporation filed on Form S-4 having become effective, (v) shares of the Corporation's common stock to be issued in connection with the Merger having been approved for listing on the Nasdaq Stock Market, (vi) subject to certain exceptions, the accuracy of representations and warranties with respect to the Corporation's and Citizens’ business, as applicable, (vii) compliance with the Corporation’s and Citizens’ respective covenants, (viii) receipt of customary tax opinions, (ix) receipt of all required regulatory approvals from, among others, various banking regulators and the United States Treasury, and (x) no materially adverse condition or restriction is included in any such regulatory approval.

The Merger Agreement contains certain termination rights for both FirstMerit and Citizens, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay to the other party a termination fee of $37.5 million and the other party’s fees and expenses.

The Merger Agreement has been filed as an exhibit to this report to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Corporation, Citizens or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement. These representations and warranties were made solely for the benefit of the other party to the Merger Agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the Merger Agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the Merger Agreement, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d) were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Corporation or Citizens. Accordingly, the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Corporation or Citizens should not be relied upon.

Midwest Bank and Trust Company – FDIC Assisted Acquisition

On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation ("FDIC"), as receiver of Midwest Bank and Trust Company (“Midwest”), a wholly-owned subsidiary of Midwest Bank Holdings, Inc., to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets.

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

George Washington Savings Bank – FDIC Assisted Acquisition

On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC as receiver of George Washington Savings Bank (“George Washington”), the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities.

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

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$35,109	$28	$—	$35,137
U.S. States and political subdivisions	241,436	17,003	(21)	258,418
Residential mortgage-backed securities:
U.S. government agencies	1,216,671	61,160	—	1,277,831
Commercial mortgage-backed securities:
U.S. government agencies	15,434	233	—	15,667
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,188,072	17,836	(383)	1,205,525
Non-agency	12	—	—	12
Commercial collateralized mortgage-backed securities:
U.S. government agencies	66,316	2,349	—	68,665
Corporate debt securities	61,527	—	(14,034)	47,493
Total debt securities	2,824,577	98,609	(14,438)	2,908,748
Marketable equity securities	3,245	—	—	3,245
Total securities available for sale	$2,827,822	$98,609	$(14,438)	$2,911,993
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$262,091	$6,946	$(17)	$269,020
Commercial mortgage-backed securities:
U.S. government agency obligations	33,149	792	—	33,941
Residential collateralized mortgage-backed securities:
U.S. government agencies	129,265	396	—	129,661
Commercial collateralized mortgage obligations:
U.S. government agency obligations	98,961	1,054	—	100,015
Corporate debt securities	97,165	1,435	—	98,600
Total securities held to maturity	$620,631	$10,623	$(17)	$631,237

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$122,711	$358	$—	$123,069
U.S. States and political subdivisions	334,916	22,865	(50)	357,731
Residential mortgage-backed securities:
U.S. government agencies	1,407,345	53,129	(131)	1,460,343
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,115,832	22,058	(55)	1,137,835
Non-agency	43,225	82	—	43,307
Commercial collateralized mortgage-backed securities:
U.S. government agencies	127,624	1,648	(145)	129,127
Corporate debt securities	115,947	276	(17,381)	98,842
Total debt securities	3,267,600	100,416	(17,762)	3,350,254
Marketable equity securities	3,299	—	—	3,299
Total securities available for sale	$3,270,899	$100,416	$(17,762)	$3,353,553
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$82,764	$2,348	$—	$85,112
Total securities held to maturity	$82,764	$2,348	$—	$85,112

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$203,148	$590	$(20)	$203,718
U.S. States and political subdivisions	298,140	16,426	(125)	314,441
Residential mortgage-backed securities:
U.S. government agencies	1,419,808	61,416	(2)	1,481,222
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,080,627	23,327	(45)	1,103,909
Non-agency	44,715	139	—	44,854
Corporate debt securities	61,474	—	(15,287)	46,187
Total debt securities	3,107,912	101,898	(15,479)	3,194,331
Marketable equity securities	3,715	—	—	3,715
Total securities available for sale	$3,111,627	$101,898	$(15,479)	$3,198,046
Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$92,214	$2,707	$—	$94,921
Total securities held to maturity	$92,214	$2,707	$—	$94,921

Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheets.

	September 30, 2012	December 31, 2011	September 30, 2011
FRB stock	$21,045	$21,003	$20,804
FHLB stock	119,145	119,145	139,398
Other	540	578	591
Total other investments	$140,730	$140,726	$160,793

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $1.9 billion, $1.9 billion and $2.2 billion as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	September 30, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$—	$—	—	$—	$—	—	$—	$—
U.S. States and political subdivisions	3,560	(21)	8	—	—	—	3,560	(21)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	14	—	1	14	—
Commercial mortgage-backed securities:
U.S. government agencies	—	—	—	—	—	—	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	121,427	(379)	8	1,581	(4)	1	123,008	(383)
U.S. non agencies	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	47,493	(14,034)	8	47,493	(14,034)
Total temporarily impaired securities	$124,987	$(400)	16	$49,090	$(14,038)	11	$174,077	$(14,438)

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. States and political subdivisions	$5,249	$(50)	6	$—	$—	—	$5,249	$(50)
Residential mortgage-backed securities:
U.S. government agencies	40,020	(129)	4	149	(2)	1	40,169	(131)
Residential collateralized mortgage-backed securities:
U.S. government agencies	48,003	(55)	6	—	—	—	48,003	(55)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	30,227	(145)	2	—	—	—	30,227	(145)
Corporate debt securities	24,846	(127)	8	44,234	(17,254)	8	69,080	(17,381)
Total temporarily impaired securities	$148,345	$(506)	26	$44,385	$(17,256)	10	$192,730	$(17,762)

	September 30, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$15,032	$(20)	1	$—	$—	—	$15,032	$(20)
U.S. States and political subdivisions	16,180	(102)	18	648	(23)	1	16,828	(125)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	174	(2)	2	174	(2)
Residential collateralized mortgage-backed securities:
U.S. government agencies	21,505	(45)	3	—	—	—	21,505	(45)
Corporate debt securities	—	—	—	46,187	(15,287)	8	46,187	(15,287)
Total temporarily impaired securities	$52,717	$(167)	22	$47,009	$(15,312)	11	$99,726	$(15,479)

At least quarterly, the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if other-than-temporary impairment (“OTTI”) exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.

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

As of September 30, 2012, gross unrealized losses are concentrated within corporate debt securities and is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions that have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities, it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at September 30, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Realized Gains and Losses

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds	$29,735	$179,133	$190,813	$182,781
Realized gains	553	4,473	1,361	5,418
Realized losses	—	(71)	—	(127)
Net securities gains	$553	$4,402	$1,361	$5,291

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2012. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government agency debentures	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S govt. agency obligations	Commercial mortgage-backed securities - U.S govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non - U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$35,137	$7,322	$4,032	$5,073	$62,769	$—	$—	$—	$114,333	2.68%
Over one year through five years	—	27,234	1,265,886	—	1,111,218	12	63,358	—	2,467,708	2.55%
Over five years through ten years	—	177,836	7,913	10,594	31,538	—	5,307	—	233,188	4.74%
Over ten years	—	46,026	—	—	—	—	—	47,493	93,519	2.74%
Fair Value	$35,137	$258,418	$1,277,831	$15,667	$1,205,525	$12	$68,665	$47,493	$2,908,748	2.74%
Amortized Cost	$35,109	$241,436	$1,216,671	$15,434	$1,188,072	$12	$66,316	$61,527	$2,824,577
Weighted-Average Yield	0.73%	5.37%	2.98%	1.75%	2.14%	3.81%	2.13%	1.09%	2.74%
Weighted-Average Maturity	0.14	7.83	3.02	4.00	2.94	1.92	4.35	15.06	3.66
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$45,126	$—	$—	$—	$—	$—	$—	$45,126	1.61%
Over one year through five years	—	15,116	—	—	129,661	—	21,160	33,529	199,466	2.17%
Over five years through ten years	—	30,309	—	33,941	—	—	78,855	65,071	208,176	2.81%
Over ten years	—	178,469	—	—	—	—	—	—	178,469	5.14%
Fair Value	$—	$269,020	$—	$33,941	$129,661	$—	$100,015	$98,600	$631,237	3.18%
Amortized Cost	$—	$262,091	$—	$33,149	$129,265	$—	$98,961	$97,165	$620,631
Weighted-Average Yield	—%	5.10%	—%	1.42%	1.89%	—%	2.91%	2.23%	3.18%
Weighted-Average Maturity	—	13.48	—	6.03	2.70	—	6.86	5.29	7.35

5.    Loans

Total noncovered and covered loans outstanding as of September 30, 2012, December 31, 2011 and September 30, 2011 were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial	$5,511,678	$5,107,747	$5,018,857
Residential mortgage	439,062	413,664	397,309
Installment	1,321,081	1,263,665	1,271,327
Home equity	789,743	743,982	743,377
Credit card	143,918	146,356	142,710
Leases	110,938	73,530	57,992
Total noncovered loans (a)	8,316,420	7,748,944	7,631,572
Allowance for noncovered loan losses	(98,942)	(107,699)	(109,187)
Net noncovered loans	8,217,478	7,641,245	7,522,385
Covered loans (b)	1,174,929	1,497,140	1,647,218
Allowance for covered loan losses	(43,644)	(36,417)	(34,603)
Net covered loans	1,131,285	1,460,723	1,612,615
Net loans	$9,348,763	$9,101,968	$9,135,000

(a)	Includes acquired, noncovered loans of $56.0 million, $113.2 million and $178.0 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

(b)	Includes loss share receivable of $131.9 million, $205.7 million and $220.5 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Originated loans are presented net of deferred loan origination fees and costs, which amounted to $5.8 million, $6.0 million and $5.8 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Acquired loans, including covered loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 3 (Business Combinations), the Bank acquired loans with a fair value of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by loss sharing agreements that afford the Bank significant loss protection. Loans covered under loss sharing agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets. Changes in the loss share receivable associated with covered loans for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$152,615	$239,424	$205,664	$288,605
Accretion	(8,401)	(9,322)	(26,935)	(30,821)
Increase due to impairment	1,484	8,224	12,601	31,077
FDIC reimbursement	(12,597)	(14,493)	(50,678)	(62,895)
Covered loans paid in full	(1,229)	(3,362)	(8,780)	(5,495)
Balance at end of the period	$131,872	$220,471	$131,872	$220,471

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

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.3 billion, $1.6 billion and $1.7 billion as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

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

Changes in the carrying amount and accretable yield for Acquired Impaired Loans were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
Balance at beginning of period	$147,576	$964,314	$196,525	$1,337,921	$176,736	$1,128,978	$227,652	$1,512,817
Accretion	(23,631)	23,631	(31,120)	31,120	(75,478)	75,478	(101,244)	101,244
Net Reclassifications from non-accretable to accretable	6,008	—	27,160	—	30,814	—	67,118	—
Payments received, net	—	(96,593)	—	(114,500)	—	(313,104)	—	(359,520)
Disposals	(1,929)	—	(1,057)	—	(4,048)	—	(2,018)	—
Balance at end of period	$128,024	$891,352	$191,508	$1,254,541	$128,024	$891,352	$191,508	$1,254,541
A reconciliation of the contractual required payments receivable to the carrying amount of Acquired Impaired Loans as of September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011
Contractual required payments receivable	$1,333,127	$1,742,815
Nonaccretable difference	(313,751)	(296,766)
Expected cash flows	1,019,376	1,446,049
Accretable yield	(128,024)	(191,508)
Carrying balance	$891,352	$1,254,541

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

The overall improvement in the cash flow expectations resulted in the reclassification from nonaccretable difference to accretable yield of $6.0 million during the three months ended September 30, 2012. These reclassifications resulted in yield adjustments on these loans and pools on a prospective basis to interest income. Improved cash flow expectations for loans or pools that were impaired during prior periods were recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Additionally, the FDIC loss share receivable was also reduced by the guaranteed portion of the additional cash flows expected to be received through an increase in provision expense and a corresponding reduction in the prospective yield of the remaining loss share receivable.

The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected resulted in the decline in the cash flow expectations of certain loans and pools during the quarter ended September 30, 2012. The decline in expected cash flows was recorded as provision expense of $7.7 million in the quarter ended September 30, 2012 with a related increase of $1.5 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. This decrease in cash flows resulted in a net provision for covered loan losses of $6.2 million as in the quarter ended September 30, 2012. Further detail on impairment and provision expense related to acquired impaired loans can be found in the Note 6 (Allowance for Loan Losses).

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

As of September 30, 2012

Legacy Loans							≥ 90 Days Past Due and Accruing (a)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (b)
	30-59	60-89	≥ 90
Commercial
C&I	$8,781	$2,795	$1,469	$13,045	$3,033,770	$3,046,815	$57	$9,926
CRE	3,197	3,856	14,311	21,364	2,099,760	2,121,124	1,862	17,812
Construction	116	—	853	969	308,136	309,105	—	923
Leases	7	—	—	7	110,931	110,938	—	—
Consumer
Installment	8,884	3,430	4,834	17,148	1,301,995	1,319,143	4,439	3,267
Home Equity Lines	1,784	463	1,311	3,558	768,013	771,571	409	1,858
Credit Cards	991	556	808	2,355	141,563	143,918	393	525
Residential Mortgages	14,364	2,777	6,233	23,374	414,438	437,812	2,399	13,169
Total	$38,124	$13,877	$29,819	$81,820	$8,178,606	$8,260,426	$9,559	$47,480

Acquired Loans (Noncovered)
	Days Past Due			Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$—	$—	$50	$50	$2,366	$2,416	$—	$69
CRE	—	—	2,565	2,565	29,653	32,218	—	2,762
Consumer
Installment	50	—	—	50	1,888	1,938	—	—
Home Equity Lines	56	9	100	165	18,007	18,172	132	—
Residential Mortgages	63	—	—	63	1,187	1,250	—	—
Total	$169	$9	$2,715	$2,893	$53,101	$55,994	$132	$2,831

Covered Loans (c)							≥ 90 Days Past Due and Accruing (d)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (d)
	30-59	60-89	≥ 90
Commercial
C&I	$2,962	$973	$27,035	$30,970	$131,721	$162,691	n/a	n/a
CRE	4,965	21,919	184,067	210,951	412,323	623,274	n/a	n/a
Construction	—	998	41,325	42,323	19,453	61,776	n/a	n/a
Consumer
Installment	2,289	—	35	2,324	6,036	8,360	n/a	n/a
Home Equity Lines	1,398	435	1,981	3,814	119,364	123,178	n/a	n/a
Residential Mortgages	10,382	1,248	8,576	20,206	43,573	63,779	n/a	n/a
Total	$21,996	$25,573	$263,019	$310,588	$732,470	$1,043,058	n/a	n/a

(a)	Installment loans 90 days or more past due and accruing include $3.1 million of loans guaranteed by the U.S. government as of September 30, 2012.

(b)
Nonaccrual loans at September 30, 2012 include $10.6 million of loans resulting from consumer loans classified as troubled debt restructurings where the borrower's obligation to the Corporation has been restructured in bankruptcy.

(c)	Excludes loss share receivable of $131.9 million as of September 30, 2012.

(d)
Acquired impaired loans were not classified as nonperforming assets at September 30, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

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

As of September 30, 2011

Legacy Loans							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$12,639	$6,255	$5,361	$24,255	$2,633,735	$2,657,990	$123	$6,096
CRE	5,145	11,030	33,003	49,178	1,907,048	1,956,226	—	39,560
Construction	779	1,719	8,943	11,441	241,137	252,578	—	10,580
Leases	—	—	—	—	57,992	57,992	—	—
Consumer
Installment	9,090	4,225	5,052	18,367	1,249,676	1,268,043	1,125	438
Home Equity Lines	2,474	731	922	4,127	718,494	722,621	922	753
Credit Cards	1,222	701	771	2,694	140,016	142,710	357	614
Residential Mortgages	9,687	2,412	7,648	19,747	375,706	395,453	1,481	6,166
Total	$41,036	$27,073	$61,700	$129,809	$7,323,804	$7,453,613	$4,008	$64,207

Acquired Loans (Noncovered)							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥ 90
Commercial
C&I	$448	$—	$138	$586	$43,682	$44,268	$—	$138
CRE	1,746	1,696	3,284	6,726	101,069	107,795	394	3,558
Consumer
Installment	1	—	—	1	3,283	3,284	—	—
Home Equity Lines	—	37	1	38	20,718	20,756	1	—
Residential Mortgages	78	—	—	78	1,778	1,856	—	—
Total	$2,273	$1,733	$3,423	$7,429	$170,530	$177,959	$395	$3,696

Covered Loans (b)							≥ 90 Days Past Due and Accruing(c)
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans (c)
	30-59	60-89	≥ 90
Commercial
C&I	$3,913	$2,108	$32,491	$38,512	$178,882	$217,394	n/a	n/a
CRE	17,486	11,963	198,957	228,406	649,812	878,218	n/a	n/a
Construction	913	1,346	68,016	70,275	29,779	100,054	n/a	n/a
Consumer
Installment	505	136	42	683	10,455	11,138	n/a	n/a
Home Equity Lines	500	896	979	2,375	143,757	146,132	n/a	n/a
Residential Mortgages	14,807	1,062	9,364	25,233	48,578	73,811	n/a	n/a
Total	$38,124	$17,511	$309,849	$365,484	$1,061,263	$1,426,747	n/a	n/a
(a) Installment loans 90 days or more past due and accruing include $2.6 million of loans guaranteed by the U.S. government as of September 30, 2011.
(b) Excludes loss share receivable of $220.5 million as of September 30, 2011.
(c) Acquired impaired loans were not classified as nonperforming assets at September 30, 2011 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

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

The following tables provide a summary of loans by portfolio type and the Corporation’s internal credit quality rating:

As of September 30, 2012

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,327	$—	$—	$13,785
Grade 2	105,504	3,170	—	190
Grade 3	573,561	278,017	19,312	8,857
Grade 4	2,213,241	1,709,667	282,438	87,259
Grade 5	60,544	53,980	2,893	514
Grade 6	56,638	76,290	4,462	333
Grade 7	—	—	—	—
	$3,046,815	$2,121,124	$309,105	$110,938

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	—	—	—
Grade 4	2,095	28,590	—	—
Grade 5	259	675	—	—
Grade 6	62	2,953	—	—
Grade 7	—	—	—	—
	$2,416	$32,218	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,742	—	—	—
Grade 3	92	449	—	—
Grade 4	91,101	240,630	494	—
Grade 5	3,844	39,883	—	—
Grade 6	61,192	340,063	58,586	—
Grade 7	4,720	2,249	2,696	—
	$162,691	$623,274	$61,776	$—

As of December 31, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,607	$—	$—	$10,636
Grade 2	122,124	4,218	615	—
Grade 3	479,119	249,382	16,752	5,868
Grade 4	1,973,671	1,548,420	241,302	57,026
Grade 5	50,789	58,942	4,583	—
Grade 6	85,392	130,968	14,083	—
Grade 7	—	263	—	—
	$2,748,702	$1,992,193	$277,335	$73,530

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	1,871	—	—
Grade 4	26,036	55,129	—	—
Grade 5	—	—	—	—
Grade 6	738	5,743	—	—
Grade 7	—	—	—	—
	$26,774	$62,743	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$948	$—	$—	$—
Grade 2	1,376	—	—	—
Grade 3	—	516	—	—
Grade 4	109,360	303,231	487	—
Grade 5	9,661	103,919	1,567	—
Grade 6	69,330	344,445	80,009	—
Grade 7	6,864	25,737	7,846	—
	$197,539	$777,848	$89,909	$—

As of September 30, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$48,173	$11,299	$1,429	$—
Grade 2	100,058	3,843	620	—
Grade 3	487,017	245,756	18,067	4,219
Grade 4	1,930,074	1,490,214	209,307	53,771
Grade 5	49,251	73,815	4,851	—
Grade 6	43,417	130,584	18,304	2
Grade 7	—	715	—	—
	$2,657,990	$1,956,226	$252,578	$57,992

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3	1,968	—	—
Grade 4	43,250	98,668	—	—
Grade 5	160	—	—	—
Grade 6	855	6,491	—	—
Grade 7	—	668	—	—
	$44,268	$107,795	$—	$—

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$915	$—	$—	$—
Grade 2	1,801	—	—	—
Grade 3	—	538	—	—
Grade 4	101,794	343,697	4,207	—
Grade 5	32,094	154,591	1,992	—
Grade 6	78,153	348,152	83,051	—
Grade 7	2,637	31,240	10,804	—
	$217,394	$878,218	$100,054	$—

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

The activity within the allowance for noncovered loan losses, by portfolio type, for the three and nine months ended September 30, 2012 and 2011 is shown in the following tables:

	Nine Months Ended September 30, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(19,906)	(3,496)	(165)	—	(14,441)	(7,373)	(4,618)	(3,431)	(53,430)
Recoveries	3,120	825	364	38	9,104	2,588	1,583	191	17,813
Provision for noncovered loan losses	23,582	(4,008)	(568)	127	(809)	2,904	2,901	2,731	26,860
Allowance for loan losses, ending balance	$39,159	$25,178	$4,804	$506	$11,835	$4,885	$7,235	$5,340	$98,942

	Three Months Ended September 30, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849
Charge-offs	(8,773)	(727)	(127)	—	(5,507)	(2,784)	(1,390)	(1,691)	(20,999)
Recoveries	1,408	180	61	—	2,883	1,007	488	100	6,127
Provision for noncovered loan losses	6,197	(1,461)	(277)	148	1,430	1,213	1,447	1,268	9,965
Allowance for loan losses, ending balance	$39,159	$25,178	$4,804	$506	$11,835	$4,885	$7,235	$5,340	$98,942

	Nine Months Ended September 30, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(13,517)	(7,763)	(3,245)	(778)	(20,204)	(8,356)	(6,135)	(3,786)	(63,784)
Recoveries	1,254	54	545	35	10,812	1,840	1,789	192	16,521
Provision for noncovered loan losses	12,837	8,984	2,335	593	6,160	5,542	1,235	4,074	41,760
Allowance for loan losses, ending balance	$30,338	$33,301	$6,815	$325	$18,323	$6,243	$7,996	$5,846	$109,187

	Three Months Ended September 30, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187
Charge-offs	(4,528)	(3,304)	(550)	(651)	(5,911)	(2,779)	(1,520)	(771)	(20,014)
Recoveries	540	6	171	1	3,375	658	585	74	5,410
Provision for noncovered loan losses	5,960	3,653	(682)	622	2,770	1,222	528	531	14,604
Allowance for loan losses, ending balance	$30,338	$33,301	$6,815	$325	$18,323	$6,243	$7,996	$5,846	$109,187

The following tables present the allowance for noncovered loan losses and the recorded investment in noncovered loans, by portfolio type, based on impairment method as of September 30, 2012, December 31, 2011 and September 30, 2011.

	As of September 30, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$2,900	$1,953	$117	$—	$1,674	$95	$106	$1,599	$8,444
Collectively evaluated for impairment	36,259	23,225	4,687	506	10,161	4,790	7,129	3,741	90,498
Total ending allowance for noncovered loan losses balance	$39,159	$25,178	$4,804	$506	$11,835	$4,885	$7,235	$5,340	$98,942
Noncovered loans:
Individually evaluated for impairment	$9,994	$28,972	$3,577	$—	$32,577	$6,922	$1,767	$24,569	$108,378
Collectively evaluated for impairment	3,039,235	2,124,370	305,528	110,938	1,288,505	782,820	142,152	414,494	8,208,042
Total ending noncovered loan balance	$3,049,229	$2,153,342	$309,105	$110,938	$1,321,082	$789,742	$143,919	$439,063	$8,316,420

	As of December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$2,497	$1,599	$99	$—	$1,382	$31	$108	$1,364	$7,080
Collectively evaluated for impairment	29,866	30,258	5,074	341	16,599	6,735	7,261	4,485	100,619
Total ending allowance for noncovered loan losses balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Noncovered loans:
Individually evaluated for impairment	$8,269	$36,087	$9,320	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Collectively evaluated for impairment	2,767,207	2,018,849	268,015	73,530	1,230,094	739,219	144,154	396,266	7,637,334
Total ending noncovered loan balance	$2,775,476	$2,054,936	$277,335	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944

	As of September 30, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$256	$2,064	$1,264	$—	$1,568	$52	$121	$1,346	$6,671
Collectively evaluated for impairment	30,082	31,237	5,551	325	16,755	6,191	7,875	4,500	102,516
Total ending allowance for noncovered loan losses balance	$30,338	$33,301	$6,815	$325	$18,323	$6,243	$7,996	$5,846	$109,187
Noncovered loans:
Individually evaluated for impairment	$4,271	$39,288	$11,789	$—	$34,654	$4,413	$2,356	$16,316	$113,087
Collectively evaluated for impairment	2,697,987	2,024,734	240,788	57,992	1,236,673	738,964	140,354	380,993	7,518,485
Total ending noncovered loan balance	$2,702,258	$2,064,022	$252,577	$57,992	$1,271,327	$743,377	$142,710	$397,309	$7,631,572

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss sharing agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the three months ended September 30, 2012, the Corporation increased its allowance for covered loan losses to $43.6 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded in the three months ended September 30, 2012 by a charge to the provision for covered loan losses of $7.7 million and an increase of $1.5 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements.

To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the loss sharing agreements exceeds any remaining credit discount. The allowance for losses on Acquired Nonimpaired loans, included in the allowance for noncovered covered loan losses on the consolidated balance sheets was $0.3 million, $0.7 million and $0.6 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The activity within the allowance for covered loan losses for the three and nine months ended September 30, 2012 and 2011 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$42,606	$33,360	$36,417	$13,733
Provision for loan losses before benefit attributable to FDIC loss share agreements	7,698	12,992	28,177	48,657
Benefit attributable to FDIC loss share agreements	(1,484)	(8,224)	(12,601)	(31,077)
Net provision for covered loan losses	6,214	4,768	15,576	17,580
Increase in indemnification asset	1,484	8,224	12,601	31,077
Loans charged-off	(6,660)	(11,749)	(20,950)	(27,787)
Balance at end of the period	$43,644	$34,603	$43,644	$34,603

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

	As of September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$1,443	$10,154	$—	$9,903
CRE	16,910	22,337	—	19,217
Construction	3,370	3,944	—	4,080
Consumer
Installment	2,902	4,739	—	4,888
Home equity line	959	1,239	—	1,237
Credit card	4	4	—	4
Residential mortgages	10,693	12,838	—	11,542
Subtotal	$36,281	$55,255	$—	$50,871
Impaired loans with a related allowance
Commercial
C&I	8,551	12,555	2,900	10,163
CRE	11,543	14,113	1,953	10,559
Construction	726	726	117	733
Consumer
Installment	29,675	29,675	1,674	30,361
Home equity line	5,963	5,963	95	6,206
Credit card	1,763	1,763	106	1,975
Residential mortgages	13,876	13,967	1,599	13,946
Subtotal	72,097	78,762	8,444	73,943
Total impaired loans	$108,378	$134,017	$8,444	$124,814
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$6,999	$9,121	$—	$8,442
CRE	29,566	46,744	—	37,720
Construction	7,522	13,675	—	9,908
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	4,244	5,746	—	4,450
Subtotal	48,331	75,286	—	60,520
Impaired loans with a related allowance
Commercial
C&I	1,270	1,769	2,497	752
CRE	6,521	6,789	1,599	3,247
Construction	1,798	2,864	99	1,929
Consumer
Installment	33,571	33,723	1,382	33,742
Home equity line	4,763	4,763	31	4,996
Credit card	2,202	2,202	108	2,497
Residential mortgages	13,154	13,167	1,364	13,155
Subtotal	63,279	65,277	7,080	60,318
Total impaired loans	$111,610	$140,563	$7,080	$120,838
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$843	$1,831	$—	$1,613
CRE	28,728	40,092	—	34,838
Construction	5,883	8,657	—	6,850
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	2,872	4,229	—	2,999
Subtotal	$38,326	$54,809	$—	$46,300
Impaired loans with a related allowance
Commercial
C&I	3,428	4,725	256	4,053
CRE	10,560	15,444	2,064	12,286
Construction	5,906	8,840	1,264	6,386
Consumer
Installment	34,654	34,703	1,568	34,485
Home equity line	4,413	4,412	52	4,581
Credit card	2,359	2,359	121	2,560
Residential mortgages	13,444	13,469	1,346	13,409
Subtotal	74,764	83,952	6,671	77,760
Total impaired loans	$113,090	$138,761	$6,671	$124,060
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

The substantial majority of the Corporation’s residential mortgage TDRs involve reducing the client’s loan payment through an interest rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. As a result of guidance from the Office of the Comptroller of the Currency ("OCC"), in the quarter ended September 30, 2012, approximately $10.6 million of consumer loans were identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified from performing loans to nonaccrual status as of September 30, 2012 and consisted of $6.7 million of first mortgages, $1.0 million of junior liens and $2.9 million of automobile loans. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC that afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

	As of September 30, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	22	$2,413	$8,478
CRE	36	17,763	21,307
Construction	27	3,577	4,025
Subtotal	85	23,753	33,810
Consumer
Installment	1,840	32,577	34,414
Home equity lines	229	6,922	7,202
Credit card	426	1,767	1,767
Residential mortgages	308	24,569	26,805
Subtotal	2,803	65,835	70,188
Covered loans
Commercial
C&I	11	5,278	6,216
CRE	25	52,079	57,681
Construction	10	14,640	42,567
Subtotal	46	71,997	106,464
Consumer
Home equity lines	30	4,742	4,774
Total	2,964	$166,327	$215,236
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of December 31, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	14	$2,512	$4,336
CRE	28	9,167	12,659
Construction	22	3,323	3,985
Subtotal	64	15,002	20,980
Consumer
Installment	1,547	33,571	33,723
Home equity lines	174	4,763	4,763
Credit card	496	2,202	2,202
Residential mortgages	177	17,398	18,913
Subtotal	2,394	57,934	59,601
Covered loans
Commercial
C&I	15	7,578	10,812
CRE	21	57,786	62,159
Construction	8	12,056	32,035
Subtotal	44	77,420	105,006
Total	2,502	$150,356	$185,587
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	As of September 30, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	8	$1,096	$2,654
CRE	20	8,068	10,725
Construction	16	3,443	3,657
Subtotal	44	12,607	17,036
Consumer
Installment	1,568	34,654	34,703
Home equity lines	166	4,413	4,412
Credit card	529	2,359	2,359
Residential mortgages	161	16,316	17,698
Subtotal	2,424	57,742	59,172
Covered loans
Commercial
C&I	8	7,287	10,901
CRE	15	41,403	45,282
Construction	11	10,940	21,918
Subtotal	34	59,630	78,101
Total	2,502	$129,979	$154,309
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the quarters ended September 30, 2012 and 2011 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the quarters ended September 30, 2012 and 2011 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the quarters ended September 30, 2012 and 2011 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. At September 30, 2012, the Corporation had $0.3 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

	As of September 30, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$955	$—	$955	$865	$593	$1,458	$2,413	$126
CRE	11,609	2,464	14,073	473	3,217	3,690	17,763	401
Construction	3,507	—	3,507	70	—	70	3,577	117
Total noncovered commercial	16,071	2,464	18,535	1,408	3,810	5,218	23,753	644
Consumer
Installment	28,604	1,071	29,675	2,882	20	2,902	32,577	1,674
Home equity lines	5,394	171	5,565	1,131	226	1,357	6,922	95
Credit card	1,655	109	1,764	—	3	3	1,767	106
Residential mortgages	11,386	3,339	14,725	6,611	3,233	9,844	24,569	1,599
Total noncovered consumer	47,039	4,690	51,729	10,624	3,482	14,106	65,835	3,474
Covered loans
Commercial
C&I	1,000	4,278	5,278	—	—	—	5,278	1,527
CRE	17,298	34,782	52,080	—	—	—	52,080	8,088
Construction	6,324	8,315	14,639	—	—	—	14,639	1,632
Total covered commercial	24,622	47,375	71,997	—	—	—	71,997	11,247
Consumer
Home equity lines	4,698	44	4,742	—	—	—	4,742	—
Total TDRs	$92,430	$54,573	$147,003	$12,032	$7,292	$19,324	$166,327	$15,365

	As of December 31, 2011
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$91	$—	$91	$—	$2,421	$2,421	$2,512	$247
CRE	3,305	513	3,818	3,590	1,759	5,349	9,167	236
Construction	2,782	—	2,782	304	237	541	3,323	99
Total noncovered commercial	6,178	513	6,691	3,894	4,417	8,311	15,002	582
Consumer
Installment	31,637	1,800	33,437	—	134	134	33,571	1,382
Home equity lines	4,226	222	4,448	76	239	315	4,763	31
Credit card	2,073	110	2,183	—	19	19	2,202	108
Residential mortgages	13,736	688	14,424	1,622	1,352	2,974	17,398	1,364
Total noncovered consumer	51,672	2,820	54,492	1,698	1,744	3,442	57,934	2,885
Covered loans
Commercial
C&I	1,587	5,991	7,578	—	—	—	7,578	1,384
CRE	35,083	22,703	57,786	—	—	—	57,786	6,567
Construction	5,838	6,218	12,056	—	—	—	12,056	696
Total covered commercial	42,508	34,912	77,420	—	—	—	77,420	8,647
Total TDRs	$100,358	$38,245	$138,603	$5,592	$6,161	$11,753	$150,356	$12,114

	As of September 30, 2011
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$129	$—	$129	$—	$967	$967	$1,096	$215
CRE	4,778	—	4,778	1,215	2,075	3,290	8,068	125
Construction	2,760	—	2,760	180	503	683	3,443	772
Total noncovered commercial	7,667	—	7,667	1,395	3,545	4,940	12,607	1,112
Consumer
Installment	32,882	1,772	34,654	—	—	—	34,654	1,568
Home equity lines	3,885	528	4,413	—	—	—	4,413	52
Credit card	2,201	158	2,359	—	—	—	2,359	121
Residential mortgages	12,313	1,570	13,883	1,485	948	2,433	16,316	1,346
Total noncovered consumer	51,281	4,028	55,309	1,485	948	2,433	57,742	3,087
Covered loans
Commercial
C&I	6,052	1,235	7,287	—	—	—	7,287	746
CRE	41,403	—	41,403	—	—	—	41,403	1,542
Construction	10,940	—	10,940	—	—	—	10,940	394
Total covered commercial	58,395	1,235	59,630	—	—	—	59,630	2,682
Total TDRs	$117,343	$5,263	$122,606	$2,880	$4,493	$7,373	$129,979	$6,881

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance for loan losses, or partial charge-offs may be taken to further write-down the carrying value of the loan. The following table provides the number of loans modified in a TDR during the previous 12 months which subsequently defaulted during the quarter ended September 30, 2012, as well as the recorded investment in these restructured loans as of September 30, 2012.

	As of September 30, 2012
	Number of Loans	Recorded Investment
Noncovered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total noncovered commercial	—	—
Consumer
Installment	122	4,385
Home equity lines	15	669
Credit card	18	122
Residential mortgages	1	80
Total noncovered consumer	156	5,256
Covered loans
Commercial
C&I	—	—
CRE	—	—
Construction	—	—
Total covered commercial	—	—
Total	156	$5,256

7.    Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $460.0 million at September 30, 2012, December 31, 2011 and September 30, 2011. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the November 30, 2011 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,759	$(10,117)	$6,642
Non-compete covenant	102	(70)	32
Lease intangible	618	(475)	143
	$17,479	$(10,662)	$6,817

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,759	$(8,829)	$7,930
Non-compete covenant	102	(51)	51
Lease intangible	618	(360)	258
	$17,479	$(9,240)	$8,239

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,760	$(8,339)	$8,421
Non-compete covenant	102	(45)	57
Lease intangible	617	(313)	304
	$17,479	$(8,697)	$8,782

Intangible asset amortization expense was $0.5 million in each of the three months ended September 30, 2012 and 2011. Estimated amortization expense for each of the next five years is as follows: 2012 - $0.4 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $1.0 million; and 2016 - $0.9 million.

8.    Earnings Per Share

The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
BASIC EPS:
Net income	$34,953	$31,737	$95,882	$89,060
Net income available to common shareholders	$34,953	$31,737	$95,882	$89,060
Average common shares outstanding	109,645	109,245	109,473	109,052
Basic net income per share	$0.32	$0.29	$0.88	$0.82
DILUTED EPS:
Income used in diluted earnings per share calculation	$34,953	$31,737	$95,882	$89,060
Average common and common stock equivalent shares outstanding	109,645	109,246	109,473	109,053
Diluted net income per share	$0.32	$0.29	$0.88	$0.82

For the three months ended September 30, 2012 and 2011 options to purchase 1.8 million and 3.3 million shares, respectively, were outstanding, but not included in the computation of diluted EPS because they were antidilutive.

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

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2012	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income (loss)	$65,446	$193,776	$51,181	$158,745	$4,223	$13,412	$(2,960)	$(10,333)	$117,890	$355,600
Provision for loan losses	10,401	22,970	1,194	5,459	(519)	(318)	5,103	14,325	16,179	42,436
Other income	15,247	47,603	26,783	76,226	8,528	24,987	4,367	13,136	54,925	161,952
Other expenses	39,595	123,074	53,788	169,618	9,711	29,718	5,493	19,022	108,587	341,432
Net income (loss)	19,954	61,967	14,939	38,931	2,313	5,849	(2,253)	(10,865)	34,953	95,882
AVERAGES:
Assets	$6,466,355	$6,386,617	$2,960,336	$2,929,911	$242,539	$238,899	$5,064,786	$5,041,099	$14,734,016	$14,596,526

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2011	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income (loss)	$65,998	$198,197	$56,705	$168,718	$4,568	$14,205	$(7,879)	$(22,461)	$119,392	$358,659
Provision for loan losses	4,546	29,653	5,249	17,715	1,261	2,587	8,316	9,385	19,372	59,340
Other income	16,219	43,632	28,333	78,309	7,784	24,066	8,436	19,012	60,772	165,019
Other expenses	36,745	110,073	57,567	177,201	10,004	30,363	11,641	22,833	115,957	340,470
Net income (loss)	40,644	100,519	20,464	45,779	1,199	5,420	(30,570)	(62,658)	31,737	89,060
AVERAGES:
Assets	$6,258,625	$6,162,742	$2,925,345	$2,937,888	$237,638	$240,919	$5,189,020	$5,110,001	$14,610,628	$14,451,550

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

As of September 30, 2012, December 31, 2011 and September 30, 2011, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2011		September 30, 2012		December 31, 2011		September 30, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$819	$—	$—	$—	$182,950	$22,071	$234,330	$25,889	$248,447	$28,278

(a)	Included in Other Assets on the Consolidated Balance Sheets

(b)	Included in Other Liabilities on the Consolidated Balance Sheets

Derivatives Not Designated in Hedge Relationships

As of September 30, 2012, December 31, 2011 and September 30, 2011, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2011		September 30, 2012		December 31, 2011		September 30, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$1,166,765	$62,796	$976,823	$58,875	$934,248	$61,299	$1,166,765	$62,796	$976,823	$58,875	$934,248	$61,299
Mortgage loan commitments	221,057	7,394	191,514	4,959	227,999	5,525	—	—	—	—	—	—
Forward sales contracts	144,849	(2,223)	159,377	(1,798)	182,588	(1,591)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	20,861	—	17,951	—	24,435	—
Foreign exchange	4,363	80	3,582	65	2,461	85	4,371	71	3,793	62	2,456	80
Other	—	—	—	—	—	—	27,898	—	21,094	1,324	17,809	—
Total	$1,537,034	$68,047	$1,331,296	$62,101	$1,347,296	$65,318	$1,219,895	$62,867	$1,019,661	$60,261	$978,948	$61,379

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

The Corporation periodically enters into derivative contracts by purchasing to be announced (“TBA”) securities that are utilized as economic hedges of its mortgage servicing rights (“MSRs”) to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedged instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA securities contracts as of September 30, 2012, December 31, 2011 or September 30, 2011.

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At September 30, 2012, the remaining terms on these swap participation agreements generally ranged from one to six years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $2.9 million as of September 30, 2012. The fair values of the written swap participations were not material as of September 30, 2012, December 31, 2011 and September 30, 2011.

Gains and losses recognized in income on non-designated hedging instruments for the three months ended September 30, 2012 and 2011 are as follows:

		Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended,	Three Months Ended,
		September 30, 2012	September 30, 2011
Mortgage loan commitments	Loan sales and servicing income	$2,146	$3,986
Forward sales contracts	Loan sales and servicing income	(1,023)	(1,596)
Foreign exchange contracts	Other income	136	6
Total		$1,259	$2,396

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or mortgage backed securities (“MBSs”). Collateral posted against derivative liabilities was $103.0 million, $107.0 million and $113.8 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

11.    Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Pension Cost
Service Cost	$1,799	$1,531	$5,397	$4,593
Interest Cost	2,965	2,860	8,895	8,580
Expected return on assets	(3,034)	(3,328)	(9,102)	(9,984)
Amortization of unrecognized prior service costs	97	98	291	294
Cumulative net loss	2,593	1,780	7,779	5,340
Net periodic pension cost	$4,420	$2,941	$13,260	$8,823

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Postretirement Cost
Service Cost	$19	$14	$57	$42
Interest Cost	174	221	522	663
Amortization of unrecognized prior service costs	(117)	—	(351)	—
Cumulative net loss	72	28	216	84
Net periodic postretirement cost	$148	$263	$444	$789

Management contributed $10.0 million to the qualified pension plan in the quarter ended September 30, 2012.

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
The following tables presents the balances of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011:

		Fair Value by Hierarchy
	September 30, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,245	$3,245	$—	$—
U.S. government agency debentures	35,137	—	35,137	—
U.S. States and political subdivisions	258,418	—	258,418	—
Residential mortgage-backed securities:
U.S. government agencies	1,277,831	—	1,277,831	—
Commercial mortgage-backed securities:
U.S. government agencies	15,667	—	15,667	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,205,525	—	1,205,525	—
Non-agency	12	—	1	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	68,665	—	68,665	—
Corporate debt securities	47,493	—	—	47,493
Total available-for-sale securities	2,911,993	3,245	2,861,244	47,504
Residential loans held for sale	17,540	—	17,540	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	62,796	—	62,796	—
Mortgage loan commitments	7,394	—	7,394	—
Forward sale contracts	(2,223)	—	(2,223)	—
Foreign exchange	80	—	80	—
Total derivative assets	68,047	—	68,047	—
Total fair value of assets (a)	$2,997,580	$3,245	$2,946,831	$47,504
Derivative liabilities:
Interest rate swaps - fair value hedges	22,071	—	22,071	—
Interest rate swaps - nondesignated	62,796	—	62,796	—
Foreign exchange	71	—	71	—
Total derivative liabilities	84,938	—	84,938	—
True-up liability	12,642	—	—	12,642
Total fair value of liabilities (a)	$97,580	$—	$84,938	$12,642
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,294	$—	$—	$17,294
Impaired loans (c)	44,010	—	—	44,010
Other property (d)	6,333	—	—	6,333
Other real estate covered by loss share (e)	14,695	—	—	14,695
Total fair value	$82,332	$—	$—	$82,332
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended September 30, 2012.
(b) - MSRs with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $4.1 million to a reported carrying value of $17.3 million resulting in recognition of $0.6 million in expense included in loans sales and servicing income in the quarter ended September 30, 2012.
(c) - Collateral dependent impaired loans with a recorded investment of $52.5 million were reduced by specific valuation allowance allocations totaling $8.5 million to a reported net carrying value of $44.0 million.
(d) - Amounts do not include assets held at cost at September 30, 2012. During the quarter ended September 30, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.1 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at September 30, 2012. During the quarter ended September 30, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.2 million included in noninterest expense.

		Fair Value by Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,299	$3,299	$—	$—
U.S. government agency debentures	123,069	—	123,069	—
U.S. States and political subdivisions	357,731	—	357,731	—
Residential mortgage-backed securities:
U.S. government agencies	1,460,343	—	1,460,343	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,137,835	—	1,137,835	—
Non-agency	43,307	—	2	43,305
Commercial collateralized mortgage-backed securities:
U.S. government agencies	129,127	—	129,127	—
Corporate debt securities	98,842	—	54,608	44,234
Total available-for-sale securities	3,353,553	3,299	3,262,715	87,539
Residential loans held for sale	30,077	—	30,077	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	58,875	—	58,875	—
Mortgage loan commitments	4,959	—	4,959	—
Forward sale contracts	(1,798)	—	(1,798)	—
Foreign exchange	20	—	65	—
Total derivative assets	62,056	—	62,101	—
Total fair value of assets (a)	$3,445,686	$3,299	$3,354,893	$87,539
Derivative liabilities:
Interest rate swaps - fair value hedges	25,889	—	25,889	—
Interest rate swaps - nondesignated	58,875	—	58,875	—
Foreign exchange	18	—	62	—
Other	1,324	—	1,324	—
Total derivative liabilities	86,106	—	86,150	—
True-up liability	11,551	—	—	11,551
Total fair value of liabilities (a)	$97,657	$—	$86,150	$11,551
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,749	$—	$—	$17,749
Impaired loans (c)	56,739	—	—	56,739
Other property (d)	4,087	—	—	4,087
Other real estate covered by loss share (e)	18,707	—	—	18,707
Total fair value	$97,282	$—	$—	$97,282
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended December 31, 2011.
(b) - MSRs with a recorded investment of $21.2 million were reduced by a specific valuation allowance totaling $3.5 million to a reported carrying value of $17.6 million resulting in the recognition of an impairment charge of $3.5 million in the year ended December 31, 2011.
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

		Fair Value by Hierarchy
	September 30, 2011	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,715	$3,715	$—	$—
U.S. government agency debentures	203,718	—	203,718	—
U.S. States and political subdivisions	314,441	—	314,441	—
Residential mortgage-backed securities:
U.S. government agencies	1,481,222	—	1,481,222	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,103,906	—	1,103,906	—
Non-agency	44,857	—	3	44,854
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	—
Corporate debt securities	46,187	—	—	46,187
Total available-for-sale securities	3,198,046	3,715	3,103,290	91,041
Residential loans held for sale	39,340	—	39,340	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	61,299	—	61,299	—
Mortgage loan commitments	5,525	—	5,525	—
Forward sale contracts	(1,591)	—	(1,591)	—
Foreign exchange	85	—	85	—
Total derivative assets	65,318	—	65,318	—
Total fair value of assets (a)	$3,302,704	$3,715	$3,207,948	$91,041
Derivative liabilities:
Interest rate swaps - fair value hedges	28,278	—	28,278	—
Interest rate swaps - nondesignated	61,299	—	61,299	—
Foreign exchange	80	—	80	—
Other	—	—	—	—
Total derivative liabilities	89,657	—	89,657	—
True-up liability	11,913	—	—	11,913
Total fair value of liabilities (a)	$101,570	$—	$89,657	$11,913
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$16,866	$—	$—	$16,866
Impaired loans (c)	59,155	—	—	59,155
Other property (d)	8,648	—	—	8,648
Other real estate covered by loss share (e)	29,350	—	—	29,350
Total fair value	$114,019	$—	$—	$114,019
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the quarter ended September 30, 2011.
(b) - MSRs were recorded at carrying value of $16.8 million as of September 30, 2011.
(c) - Collateral dependent impaired loans with a recorded investment of $66.2 million were reduced by specific valuation allowance allocations totaling $7.1 million to a reported net carrying value of $59.2 million.
(d) - Amounts do not include assets held at cost at September 30, 2011. During the quarter ended September 30, 2011, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.0 million included in noninterest expense.
(e) Amounts do not include assets held at cost at September 30, 2011. During the quarter ended September 30, 2011, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.1 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the quarters ended September 30, 2012 and 2011, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended September 30, 2012.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 2.99% and 3.81% as of September 30, 2012 and 2011, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by $0.9 million and $1.0 million, respectively, as of September 30, 2012.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.7 million, $7.2 million and $7.3 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.0 million, $4.3 million and $4.6 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

	Three months ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$48,096	$11,820	$144,570	$12,196	$87,539	$11,551	$60,344	$12,061
(Gains) losses included in earnings (a)	—	822	—	(283)	—	1,091	—	(148)
Unrealized gains (losses) (b)	(605)	—	(4,549)	—	3,137	—	(4,199)	—
Purchases	—	—	—	—	—	—	83,876	—
Sales	—	—	(44,924)	—	(40,520)	—	(44,924)	—
Settlements	13	—	(4,056)	—	(2,652)	—	(4,056)	—
Net transfers into (out of) Level 3	—	—	—	—	—	—	—	—
Balance at ending of period	$47,504	$12,642	$91,041	$11,913	$47,504	$12,642	$91,041	$11,913
(a) Reported in other expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under U.S. GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual status as of September 30, 2012, December 31, 2011 and September 30, 2011. The aggregate fair value, contractual balance and gains on loans held for sale are as follows:

	Quarter ended	Year ended	Quarter ended
	September 30, 2012	December 31, 2011	September 30, 2011
Aggregate fair value	$17,540	$30,077	$39,340
Contractual balance	16,635	28,948	37,786
Gain (a)	905	1,129	1,554

(a) Included in loan sales and servicing income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of September 30, 2012, December 31, 2011 and September 30, 2011 are shown in the tables below.

	September 30, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$238,417	$238,417	$—	$238,417	$—
Available for sale securities	2,911,993	2,911,993	3,245	2,861,244	47,504
Held to maturity securities	620,631	631,237	—	631,237	—
Other securities	140,730	140,730	—	140,730	—
Loans held for sale	17,540	17,540	—	17,540	—
Net noncovered loans	8,217,478	7,898,195	—	—	7,898,195
Net covered loans and loss share receivable	1,131,285	1,131,285	—	—	1,131,285
Accrued interest receivable	43,901	43,901	—	43,901	—
Derivatives	68,047	68,047	—	68,047	—
Financial liabilities:
Deposits	$11,532,426	$11,540,681	$—	$11,540,681	$—
Federal funds purchased and securities sold under agreements to repurchase	963,455	963,455	—	963,455	—
Wholesale borrowings	178,083	187,230	—	187,230	—
Accrued interest payable	2,798	2,798	—	2,798	—
Derivatives	84,938	84,938	—	84,938	—

	December 31, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$377,319	$377,319	$—	$377,319	$—
Available for sale securities	3,353,553	3,353,553	3,299	3,262,715	87,539
Held to maturity securities	82,764	85,112	—	85,112	—
Other securities	140,726	140,726	—	140,726	—
Loans held for sale	30,077	30,077	—	30,077	—
Net noncovered loans	7,641,245	7,373,801	—	—	7,373,801
Net covered loans and loss share receivable	1,460,723	1,460,723	—	—	1,460,723
Accrued interest receivable	42,274	42,274	—	42,274	—
Derivatives	62,056	62,101	—	62,101	—
Financial liabilities:
Deposits	$11,431,609	$11,445,777	$—	$11,445,777	$—
Federal funds purchased and securities sold under agreements to repurchase	866,265	866,265	—	866,265	—
Wholesale borrowings	203,462	211,623	—	211,623	—
Accrued interest payable	3,915	3,915	—	3,915	—
Derivatives	86,106	86,150	—	86,150	—

	September 30, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$318,945	$318,945	$—	$318,945	$—
Available for sale securities	3,198,046	3,198,046	3,715	3,103,290	91,041
Held to maturity securities	92,214	94,921	—	94,921	—
Other securities	160,793	160,793	—	160,793	—
Loans held for sale	39,340	39,340	—	39,340	—
Net noncovered loans	7,522,385	7,148,775	—	—	7,148,775
Net covered loans and loss share receivable	1,612,615	1,612,615	—	—	1,612,615
Accrued interest receivable	41,199	41,199	—	41,199	—
Derivatives	65,318	65,318	—	65,318	—
Financial liabilities:
Deposits	$11,396,121	$11,412,576	$—	$11,412,576	$—
Federal funds purchased and securities sold under agreements to repurchase	987,030	991,304	—	991,304	—
Wholesale borrowings	248,006	256,069	—	256,069	—
Accrued interest payable	4,627	4,627	—	4,627	—
Derivatives	89,657	89,657	—	89,657	—

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

13.	Mortgage Servicing Rights and Mortgage Servicing Activity

In the nine months ended September 30, 2012 and 2011, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $588.6 million and $324.8 million, respectively, and recognized pre-tax gains of $7.9 million and $5.2 million, respectively, which are included as a component of loan sales and servicing income. The Corporation retained the related mortgage servicing rights on $560.9 million and $283.2 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at September 30, 2012 and $2.2 billion at September 30, 2011. For the nine months ended September 30, 2012 and 2011, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $4.2 million and $4.0 million, respectively.

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

Changes in the carrying amount of mortgage servicing rights and the mortgage servicing rights valuation allowance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$21,273	$21,094	$21,179	$21,317
Additions	1,408	798	4,597	2,660
Amortization	(1,390)	(1,111)	(4,485)	(3,196)
Balance at end of period	21,291	20,781	21,291	20,781
Valuation allowance at beginning of period	(3,488)	(350)	(3,539)	—
Recoveries (Additions)	(590)	(3,639)	(539)	(3,989)
Valuation allowance at end of period	(4,078)	(3,989)	(4,078)	(3,989)
Mortgage servicing rights, net carrying balance	$17,213	$16,792	$17,213	$16,792
Fair value at end of period	$17,294	$16,866	$17,294	$16,866

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the quarters ended September 30, 2012 and September 30, 2011.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at September 30, 2012 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	17.5%
Decrease in fair value from 10% adverse change	$921
Decrease in fair value from 25% adverse change	2,193
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$478
Decrease in fair value from 200 basis point adverse change	926
Expected weighted-average life (in months)	71.5

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
365/360 Interest Litigation
In August 2008, a lawsuit was filed in the Cuyahoga County Court of Common Pleas against the Bank. The breach of contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who had allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint seeks actual damages, interest, injunctive relief and attorney fees. In June 2012, the trial court certified the class and the Bank has appealed the determination.
Indirect Lending Litigation
In April 2012 a lawsuit was filed in the United States District Court for the Northern District of Ohio, Eastern Division, against the Corporation and Bank. The complaint was brought as a putative class action on behalf of all persons who purchased a motor vehicle in Ohio from an Ohio motor vehicle dealer, which purchase and sale was financed by the Bank. The lawsuit alleges a violation of the Clayton Act, as amended by the Robinson-Patman Act, breach of common law of agency, a violation of the Ohio Retail Installment Sales Act and a violation of the federal Truth in Lending Act. The complaint seeks disgorgement of fees, treble damages, interest and attorney fees. In June 2012, the court granted the Corporation's and Bank's motion to dismiss and that decision is now final.
Shareholder Derivative Litigation

In July 2012, three related shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Ohio. The lawsuits name as defendants the members of the Corporation's board of directors and certain senior executives. The lawsuits are purportedly brought on behalf of the Company and seek a recovery for its benefit. The lawsuits generally allege that the defendants breached fiduciary duties owed to the Corporation in connection with decisions concerning executive compensation, and allege that the senior executives named as defendants were unjustly enriched by receiving excessive compensation. The lawsuits also allege that the defendants caused the Corporation to issue incomplete or misleading disclosures concerning executive compensation in its 2012 proxy statement. The complaints seek an award against the defendants of monetary damages to be paid to the Corporation, and various other forms of relief. In September 2012, the lawsuits were consolidated.

Merger Litigation

In September and October 2012, six shareholder class action lawsuits were separately filed in the Genesee County Circuit Court of Michigan by purported shareholders of Citizens Republic Bancorp against Citizens, the members of Citizens’ board of directors, and the Corporation, arising out of the Corporation’s proposed acquisition of Citizens. The lawsuits generally allege that the terms and the price of the proposed acquisition are unfair to Citizens’ shareholders and that the Citizens' directors breached their fiduciary duties to Citizens' shareholders by approving the proposed transaction. It is alleged that the Corporation aided and abetted the breaches of duties by Citizens’ directors. Plaintiffs, on behalf of all Citizens' shareholders, seek injunctive relief against the consummation of the proposed transaction, request rescission of the transaction or damages to the extent the transaction is consummated, and costs and attorney fees.

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
Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 10 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at September 30, 2012, December 31, 2011 and September 30, 2011 was $5.8 million, $6.4 million and $6.4 million, respectively. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of September 30, 2012, December 31, 2011 and September 30, 2011. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	September 30, 2012	December 31, 2011	September 30, 2011
Loan Commitments
Commercial	$2,406,226	$2,023,284	$2,047,840
Consumer	1,687,955	1,585,655	1,610,924
Total loan commitments	$4,094,181	$3,608,939	$3,658,764

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of September 30, 2012, December 31, 2011 and September 30, 2011.

	September 30, 2012	December 31, 2011	September 30, 2011
Financial guarantees
Standby letters of credit	$125,791	$135,039	$130,186
Loans sold with recourse	39,251	38,808	40,763
Total financial guarantees	$165,042	$173,847	$170,949

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $69.6 million at September 30, 2012, the remaining guarantees extend in varying amounts through 2017.

Changes in the amount of the repurchase reserve for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$750	$1,263	$2,013
Net realized losses	(202)	—	(202)
Net increase to reserve	552	(70)	482
Balance at end of period	$1,100	$1,193	$2,293

	Three Months Ended September 30, 2011
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$465	$1,598	$2,063
Net realized losses	(96)	—	(96)
Net increase to reserve	1	6	7
Balance at end of period	$370	$1,604	$1,974

	Nine Months Ended September 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(569)	—	(569)
Net increase to reserve	1,199	(80)	1,119
Balance at end of period	$1,100	$1,193	$2,293

	Nine Months Ended September 30, 2011
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$600	$2,233	$2,833
Net realized losses	(321)	(35)	(356)
Net increase to reserve	91	(594)	(503)
Balance at end of period	$370	$1,604	$1,974

The total reserve associated with loans sold with recourse was approximately $2.3 million, $1.7 million and $2.0 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. The Corporation’s reserve reflects management’s best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about defect concur rate, repurchase mix, and loss severity, based upon the Corporation’s most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The Corporation regularly sells residential mortgage loans service retained to government sponsored enterprises (“GSEs”) as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of September 30, 2012, December 31, 2011 and September 30, 2011, the Corporation had sold $28.5 million, $28.1 million and $29.4 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $1.1 million, $0.5 million and $0.4 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of September 30, 2012 and December 31, 2011, the Corporation continued to service approximately $10.7 million in manufactured housing loans which were sold with recourse compared to $11.4 million as of September 30, 2011. As of September 30, 2012, the Corporation had reserved $1.2 million for potential losses from these manufactured housing loans compared to $1.3 million and $1.6 million as of December 31, 2011 and September 30, 2011, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Average Consolidated Balance Sheets (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$440,231			$517,150
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,688,658	$17,981	2.66%	2,974,656	$19,864	2.65%
Obligations of states and political subdivisions (tax exempt)	660,143	6,332	3.82%	385,055	5,275	5.44%
Other securities and federal funds sold	344,823	2,652	3.06%	316,383	2,084	2.61%
Total investment securities and federal funds sold	3,693,624	26,965	2.90%	3,676,094	27,223	2.94%
Loans held for sale	23,631	240	4.04%	24,524	284	4.59%
Loans, including loss share receivable	9,402,218	103,128	4.36%	9,177,487	108,444	4.69%
Total earning assets	13,119,473	130,333	3.95%	12,878,105	135,951	4.19%
Total allowance for loan losses	(145,061)			(138,441)
Other assets	1,319,373			1,353,814
Total assets	$14,734,016			$14,610,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,236,703	$—	—%	$2,988,521	$—	—
Interest-bearing	1,080,841	243	0.09%	913,252	218	0.09%
Savings and money market accounts	5,746,210	5,166	0.36%	5,446,351	6,929	0.50%
Certificates and other time deposits	1,528,177	2,743	0.71%	2,099,558	4,370	0.83%
Total deposits	11,591,931	8,152	0.28%	11,447,682	11,517	0.40%
Securities sold under agreements to repurchase	1,032,401	310	0.12%	969,020	977	0.40%
Wholesale borrowings	178,022	1,130	2.53%	320,691	1,669	2.06%
Total interest-bearing liabilities	9,565,651	9,592	0.40%	9,748,872	14,163	0.58%
Other liabilities	315,093			302,824
Shareholders’ equity	1,616,569			1,570,411
Total liabilities and shareholders’ equity	$14,734,016			$14,610,628
Net yield on earning assets	$13,119,473	$120,741	3.66%	$12,878,105	$121,788	3.75%
Interest rate spread			3.55%			3.61%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Average Consolidated Balance Sheets (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$409,944			$541,992
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,797,521	$56,688	2.71%	2,906,269	$59,174	2.72%
Obligations of states and political subdivisions (tax exempt)	526,962	18,450	4.68%	370,553	15,709	5.67%
Other securities and federal funds sold	369,639	8,146	2.94%	296,976	6,436	2.90%
Total investment securities and federal funds sold	3,694,122	83,284	3.01%	3,573,798	81,319	3.04%
Loans held for sale	24,279	761	4.19%	21,877	779	4.76%
Loans, including loss share receivable	9,295,866	309,530	4.45%	9,126,596	330,965	4.85%
Total earning assets	13,014,267	393,575	4.04%	12,722,271	413,063	4.34%
Allowance for loan losses	(143,756)			(138,758)
Other assets	1,316,071			1,326,045
Total assets	$14,596,526			$14,451,550
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,139,515	$—	—%	$2,954,172	$—	—%
Interest-bearing	1,069,290	726	0.09%	859,903	579	0.09%
Savings and money market accounts	5,717,860	15,302	0.36%	5,236,540	22,172	0.57%
Certificates and other time deposits	1,613,270	9,436	0.78%	2,360,522	16,803	0.95%
Total deposits	11,539,935	25,464	0.29%	11,411,137	39,554	0.46%
Securities sold under agreements to repurchase	947,135	854	0.12%	900,920	2,832	0.42%
Wholesale borrowings	180,215	3,399	2.52%	323,678	4,963	2.05%
Total interest bearing liabilities	9,527,770	29,717	0.42%	9,681,563	47,349	0.65%
Other liabilities	330,254			275,452
Shareholders' equity	1,598,987			1,540,363
Total liabilities and shareholders' equity	$14,596,526			$14,451,550
Net yield on earning assets	$13,014,267	$363,858	3.73%	$12,722,271	$365,714	3.84%
Interest rate spread			3.62%			3.69%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF THIRD QUARTER 2012 PERFORMANCE
Earnings Summary

The Corporation reported third quarter 2012 net income of $35.0 million, or $0.32 per diluted share. This compares with $30.6 million, or $0.28 per diluted share, for the second quarter 2012 and $31.7 million, or $0.29 per diluted share, for the third quarter 2011.

Returns on average common equity and average assets for the third quarter 2012 were 8.60% and 0.94%, respectively, compared with 7.69% and 0.84%, respectively, for the second quarter 2012 and 8.02% and 0.86%, respectively, for the third quarter 2011.

Net interest margin was 3.66% for the third quarter of 2012 compared with 3.77% for the second quarter of 2012 and 3.75% for the third quarter of 2011. The net interest margin compressed 11 basis points compared with the second quarter of 2012 due to reductions in overall loan and investment portfolio yields.  Despite the persistent low rate environment, the Corporation partially offset earning asset pressure by continuing to remix the deposit base with lower costing liabilities.

Average noncovered loans during the third quarter of 2012 increased $244.4 million, or 3.08%, compared with the second quarter of 2012 and increased $702.2 million, or 9.38%, compared with the third quarter of 2011. Average noncovered commercial loans increased $169.4 million, or 3.21%, compared with the prior quarter, and increased $567.7 million, or 11.64%, compared with the year ago quarter. The average consumer loan portfolio grew for the fifth consecutive quarter, increasing $65.3 million, or 2.52%, compared to the prior quarter, and $102.8 million, or 4.03%, compared with the year ago quarter.

Average deposits were $11.6 billion during the third quarter of 2012, an increase of $36.6 million, or 0.32%, compared with the second quarter of 2012, and an increase of $144.2 million, or 1.26%, compared with the third quarter of 2011. During the third quarter 2012, average core deposits, which exclude time deposits, increased $126.8 million, or 1.28%, compared with the second quarter 2012 and increased $715.6 million, or 7.66%, compared with the third quarter 2011. Average time deposits decreased $90.1 million, or 5.57%, and decreased $571.4 million, or 27.21%, respectively, over prior and year-ago quarters. The Corporation continues to emphasize growth in lower cost core deposit products and decrease its reliance on certificates of deposit accounts to support balance sheet growth.   For the third quarter of 2012, average core deposits accounted for 86.82% of total average deposits, compared with 85.99% for the second quarter of 2012 and 81.66% for the third quarter of 2011.

Average investments decreased $4.3 million, or 0.12%, compared with the second quarter of 2012 and increased $17.5 million, or 0.48% compared with the third quarter of 2011.

Net interest income on a fully tax-equivalent (“FTE”) basis was $120.7 million in the third quarter 2012 compared with $121.7 million in the second quarter of 2012 and $121.8 million in the third quarter of 2011.

Noninterest income, excluding gains on securities transactions of $0.6 million, for the third quarter of 2012 was $54.4 million, a decrease of $0.4 million, or 0.70%, from the second quarter of 2012 and a decrease of $2.0 million, or 3.54%, from the third quarter of 2011. The decrease in noninterest income from the second quarter of 2012 was attributable to a decrease of $2.6 million in gains on covered loans paid in full partially offset by increased loan sales and servicing income of $2.1 million. The decrease in noninterest income from the third quarter of 2011 was attributable a decline in service charges on deposits of $3.2 million as a result of regulatory revisions to overdraft fee policies which took effect in the fourth quarter of 2011 and a decline in credit card fees of $2.6 million as a result of the implementation of the Durbin Interchange Amendment in the fourth quarter of 2011. These declines in income were partially offset by an increase in loans sales and servicing income of $3.8 million resulting from an increase in mortgage loan originations and refinancings activity due to a decrease in interest rates in 2012.

Other income, net of $0.6 million in securities gains, as a percentage of net revenue for the third quarter of 2012 was 31.05% compared with 31.03% for second quarter of 2012 and 31.64% for the third quarter of 2011. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the third quarter of 2012 was $108.6 million, a decrease of $10.5 million, or 8.81%, from the second quarter of 2012, which included $8.9 million in one-time charges related to the Efficiency Initiative announced in the prior quarter, and a decrease of $7.4 million, or 6.36%, from the third quarter of 2011. Other one-time charges incurred in the third quarter of 2012 included $0.5 million associated with costs of closing eight full service branches and $1.1 million of professional and legal fees associated with the proposed acquisition of Citizens. The Corporation demonstrated significant ongoing progress in reducing operating expenses in response to the challenging industry environment.

During the third quarter of 2012, the Corporation reported an efficiency ratio of 61.75%, compared with 67.21% for the second quarter of 2012 and 64.78% for the third quarter of 2011. Excluding the $8.9 million in one-time charges related to the Efficiency Initiative announced in the prior quarter, the reported efficiency ratio for the second quarter of 2012 would be 62.15%.

As a result of guidance from the OCC, $10.6 million of consumer loans were identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified from performing loans to nonaccrual status and consisted of $6.7 million of first mortgages, $1.0 million of junior liens and $2.9 million of automobile loans, and net loan charge-offs of $2.8 million were recognized.

Net charge-offs of noncovered loans totaled $14.9 million, or 0.72% of average noncovered loans in the third quarter of 2012, including $2.8 million in charge-offs relating to the aforementioned troubled debt restructured loans, compared with $8.8 million, or 0.44% of average noncovered loans, in the second quarter 2012 and $14.6 million, or 0.77% of average noncovered loans, in the third quarter of 2011.

Nonperforming assets totaled $64.1 million at September 30, 2012, an increase of $3.0 million, or 4.87%, compared with June 30, 2012 and a decrease of $26.0 million, or 28.89%, compared with September 30, 2011. The increase in nonperforming assets in the third quarter is a result of the $10.6 million in loans noted above. Excluding the impact of the OCC guidance, nonperforming assets decreased $7.6 million or 12.44% compared with June 30, 2012 and $36.6 million or 40.63% compared with September 30, 2011. Nonperforming assets at September 30, 2012 represented 0.77% of period-end noncovered loans plus noncovered other real estate compared with 0.75% at June 30, 2012 and 1.18% at September 30, 2011.

The allowance for noncovered loan losses totaled $98.9 million at September 30, 2012, down from $103.8 million at June 30, 2012. At September 30, 2012, the allowance for noncovered loan losses was 1.19% of period-end noncovered loans compared with 1.28% at June 30, 2012 and 1.43% at September 30, 2011. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.26% of period-end noncovered loans at September 30, 2012, compared with 1.35% at June 30, 2012 and 1.51% at September 30, 2011. The allowance for credit losses to nonperforming noncovered loans was 208.11% at September 30, 2012, compared with 234.57% at June 30, 2012 and 170.16% at September 30, 2011.

The Corporation's total assets at September 30, 2012 were $14.6 billion, an increase of $7.5 million, or 0.05%, compared with June 30, 2012 and a decrease of $59.4 million, or 0.40%, compared with September 30, 2011.

Total deposits were $11.5 billion at September 30, 2012, a decrease of $83.4 million, or 0.72%, from June 30, 2012 and an increase of $136.3 million, or 1.20%, from September 30, 2011. Core deposits totaled $10.1 billion at September 30, 2012, an increase of $18.3 million, or 0.18% from June 30, 2012 and an increase of $0.6 billion, or 6.38%, from September 30, 2011.

Shareholders' equity was $1.6 billion at September 30, 2012, June 30, 2012 and September 30, 2011, respectively. The Corporation maintained a strong capital position as tangible common equity to assets was 8.18% at September 30, 2012, compared with 8.01% at June 30, 2012 and 7.75% at September 30, 2011. The common cash dividend per share paid in the third quarter 2012 was $0.16.

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

Net interest income for the three and nine months ended September 30, 2012 was $117.9 million and $355.6 million, respectively, compared to $119.4 million and $358.7 million for the three and nine month ended September 30, 2011. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to make tax-exempt loans and investment securities comparable to other taxable products. That is, interest on tax-exempt investment securities and loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure which Management believes to be the preferred industry measurement of net interest income and enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, Management believes this metric assists investors in understanding management’s view of particular financial measures, as well as aligns presentation of these financial measures with peers in the industry who may also provide a similar presentation. The FTE adjustment was $2.9 million and $2.4 million for the three months ending September 30, 2012 and 2011, respectively, and $8.3 million and $7.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

FTE net interest income for the three and nine month periods ended September 30, 2012 was $120.7 million and $363.9 million, respectively, compared to $121.8 million and $365.7 million for the three and nine months ended September 30, 2011, respectively.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

RATE/VOLUME ANALYSIS	Three Months Ended September 30, 2012 and 2011			Nine Months Ended September 30, 2012 and 2011
	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME - FTE
Investment securities and federal funds sold:
Taxable	$(1,745)	$430	$(1,315)	$(739)	$(37)	$(776)
Tax-exempt	2,973	(1,916)	1,057	5,813	(3,072)	2,741
Loans held for sale	(10)	(34)	(44)	80	(98)	(18)
Loans	2,607	(7,923)	(5,316)	6,045	(27,480)	(21,435)
Total interest income - FTE	3,825	(9,443)	(5,618)	11,199	(30,687)	(19,488)
INTEREST EXPENSE
Interest on deposits:
Interest-bearing	38	(13)	25	142	5	147
Savings and money market accounts	364	(2,127)	(1,763)	1,888	(8,758)	(6,870)
Certificates of deposits and other time deposits	(1,081)	(546)	(1,627)	(4,713)	(2,654)	(7,367)
Securities sold under agreements to repurchase	60	(727)	(667)	139	(2,117)	(1,978)
Wholesale borrowings	(852)	313	(539)	(2,533)	969	(1,564)
Total interest expense	(1,471)	(3,100)	(4,571)	(5,077)	(12,555)	(17,632)
Net interest income - FTE	$5,296	$(6,343)	$(1,047)	$16,276	$(18,132)	$(1,856)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net interest income	$117,890	$119,392	$355,600	$358,659
Tax equivalent adjustment	2,851	2,396	8,258	7,055
Net interest income - FTE	$120,741	$121,788	$363,858	$365,714
Average earning assets	$13,119,473	$12,878,105	$13,014,267	$12,722,271
Net interest margin - FTE	3.66%	3.75%	3.73%	3.84%

The average yield on earning assets decreased from 4.19% in the quarter ended September 30, 2011 to 3.95% in the quarter ended September 30, 2012. Higher outstanding balances on total average earning assets in the quarter ended September 30, 2012 did not mitigate the decrease in average yield, which caused interest income to decrease $5.6 million from year-ago levels. Average balances for investment securities were up from the third quarter of 2011, increasing interest income by $1.2 million, and lower rates earned on the securities decreased interest income by $1.5 million. Average loans outstanding, up from the third quarter of 2011, increased interest income from the quarter ended September 30, 2011 by $2.6 million and lower yields earned on the loans, decreased loan interest income in the quarter ended September 30, 2012 by $7.9 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $3.4 million in the quarter ended September 30, 2012. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $0.5 million in the quarter ended September 30, 2012.

The cost of funds for the year as a percentage of average earning assets decreased 18 basis points from 0.11% for the quarter ended September 30, 2011 to 0.07% for the quarter ended September 30, 2012. The drop in interest rates was the primary factor driving this decrease.

Other Income

Excluding investment gains, other income for the three and nine months ended September 30, 2012 totaled $54.4 million and $160.6 million, respectively, compared with $56.4 million and $159.7 million in the same periods of 2011. The latter represents a decrease of $2.0 million or 3.54% in the third quarter of 2012 and an increase of $0.9 million or 0.54% in the first nine months of 2012. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 31.05% and 30.62% for the three and nine months ended September 30, 2012, respectively, compared to 31.64% and 30.40% in the same periods of 2011. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Trust department income	$6,124	$5,607	$17,481	$16,983
Service charges on deposits	14,603	17,838	43,490	48,460
Credit card fees	11,006	13,640	32,402	39,357
ATM and other service fees	3,680	3,801	11,360	9,781
Bank owned life insurance income	3,094	3,182	9,073	11,439
Investment services and life insurance	2,208	1,965	6,843	6,384
Investment securities gains, net	553	4,402	1,361	5,291
Loan sales and servicing income	7,255	3,426	19,085	9,102
Other operating income	6,402	6,911	20,857	18,222
Total other income	$54,925	$60,772	$161,952	$165,019

Service charges on deposits decreased $3.2 million and $5.0 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011, as a result of regulatory revisions to overdraft fee policies that took effect in the fourth quarter of 2011. Credit card fees decreased $2.6 million and $7.0 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011 as a result of the implementation of the Durbin Interchange Amendment in the fourth quarter of 2011. Loan sales and servicing income increased $3.8 million, or 111.76%, in the third quarter of 2012 and $10.0 million, or 109.68%, in the first nine months of 2012 due to an increase in mortgage loan originations and refinancing activity as a result of lower interest rates in 2012, partially offset by impairment charges of mortgage servicing rights in 2012.

Other Expenses

Other expenses totaled $108.6 million and $341.4 million for the three and nine months ended September 30, 2012, respectively, compared with $116.0 million and $340.5 million the same periods of 2011. The latter represents an increase of $7.4 million and $1.0 million in the three and nine months ended September 30, 2012, respectively, compared with the same periods of 2011.

The following table compares the components of other expenses for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Salaries, wages, pension and employee benefits	$58,061	$61,232	$183,632	$177,815
Net occupancy expense	8,077	8,464	24,640	25,144
Equipment expense	7,143	7,073	21,845	20,725
Taxes, other than federal income taxes	2,051	1,507	6,025	4,389
Stationery, supplies and postage	2,210	2,517	6,638	7,972
Bankcard, loan processing, and other costs	8,424	8,449	24,935	24,278
Advertising	2,472	2,391	6,436	7,061
Professional services	4,702	5,732	17,361	17,466
Telephone	1,316	1,570	4,094	4,518
Amortization of intangibles	456	543	1,422	1,629
FDIC expense	1,832	3,240	9,015	12,187
Other operating expense	11,843	13,239	35,389	37,286
Total other expense	$108,587	$115,957	$341,432	$340,470

During the second quarter ended June 30, 2012, management announced its implementation plan to enhance the operating efficiency and profitability of the Corporation and as a result recognized $8.9 million in one-time charges primarily consisting of employee separation costs and professional services fees. Of the total one-time charges, $3.3 million was related to employee separation costs and $5.2 million was related to professional services fees. Other one-time charges incurred in the third quarter of 2012 included $0.5 million associated with costs of closing eight full service branches and $1.1 million of professional and legal fees associated with the proposed acquisition of Citizens. For further information on these one-time charges, refer to Note 2 (Restructuring).

The efficiency ratio for the third quarter 2012 was 61.75%, compared to 64.78% during the same period in 2011. The efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is, during the third quarter 2012, 61.75 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Income Taxes
Income tax expense was $13.1 million (an effective tax rate of 27.26%) and $13.1 million (an effective tax rate of 29.21%) for the quarter ended September 30, 2012 and 2011, respectively, and $37.8 million (an effective tax rate of 28.28%) and $34.8 million (an effective tax rate of 28.10%) for the nine months ended September 30, 2012 and 2011, respectively.

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

The following tables present a summary of financial results as of and for the three and nine months ended September 30, 2012 and 2011:

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2012	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss) - FTE	$66,446	$196,729	$51,181	$158,745	$4,223	$13,412	$(1,109)	$(5,028)	$120,741	$363,858
Provision for loan losses	10,401	22,970	1,194	5,459	(519)	(318)	5,103	14,325	16,179	42,436
Other income	15,247	47,603	26,783	76,226	8,528	24,987	4,367	13,136	54,925	161,952
Other expenses	39,595	123,074	53,788	169,618	9,711	29,718	5,493	19,022	108,587	341,432
Net income (loss)	20,954	64,920	14,939	38,931	2,313	5,849	(3,253)	(13,818)	34,953	95,882
AVERAGES :
Assets	$6,466,355	$6,386,617	$2,960,336	$2,929,911	$242,539	$238,899	$5,064,786	$5,041,099	$14,734,016	$14,596,526
Loans (noncovered and covered)	6,424,591	6,355,908	2,683,439	2,653,490	228,973	225,349	65,215	61,119	9,402,218	9,295,866
Earnings assets	6,529,888	6,454,874	2,716,445	2,686,854	228,998	225,375	3,644,142	3,647,164	13,119,473	13,014,267
Deposits	3,391,783	3,245,210	7,357,534	7,450,182	706,616	703,724	135,998	140,819	11,591,931	11,539,935
Economic Capital	395,725	391,731	215,412	213,227	49,781	49,138	955,651	944,891	1,616,569	1,598,987

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2011	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss) - FTE	$66,674	$200,154	$56,705	$168,718	$4,568	$14,205	$(6,159)	$(17,363)	$121,788	$365,714
Provision for loan losses	4,546	29,653	5,249	17,715	1,261	2,587	8,316	9,385	19,372	59,340
Other income	16,219	43,632	28,333	78,309	7,784	24,066	8,436	19,012	60,772	165,019
Other expenses	36,745	110,073	57,567	177,201	10,004	30,363	11,641	22,833	115,957	340,470
Net income (loss)	27,674	69,392	14,448	33,876	708	3,455	(11,093)	(17,663)	31,737	89,060
AVERAGES :
Assets	$6,258,625	$6,162,742	$2,925,345	$2,937,888	$237,638	$240,919	$5,189,020	$5,110,001	$14,610,628	$14,451,550
Loans (noncovered and covered)	6,247,841	6,164,243	2,644,160	2,667,285	224,077	227,851	61,409	67,217	9,177,487	9,126,596
Earnings assets	6,333,506	6,240,618	2,677,173	2,723,413	224,077	227,850	3,643,349	3,530,390	12,878,105	12,722,271
Deposits	3,131,268	2,982,536	7,463,753	7,531,653	628,028	640,232	224,633	256,716	11,447,682	11,411,137
Economic Capital	368,948	368,901	220,946	222,097	44,320	50,574	936,197	898,791	1,570,411	1,540,363

On a quarterly basis, the commercial segment's net income decreased $5.8 million from September 30, 2011 to $21.0 million for the quarter ended September 30, 2012. FTE adjusted net interest income totaled $66.4 million for the quarter ended September 30, 2012 compared to $66.7 million for the quarter ended September 30, 2011, a decrease of $0.3 million, or 0.50% The decrease was primarily attributable to a $428.2 million decrease in covered loan balances acquired via FDIC-assisted acquisitions, offset by $605.0 million increase in noncovered loans. Provision for credit losses for the commercial segment totaled $10.4 million for the quarter ended September 30, 2012 compared to $4.5 million for the quarter ended September 30, 2011, an increase of $5.9 million. The increase in the provision for loan losses reflected the timing of reserves associated with of a few larger credits in the Commercial Bank. On a year-to-date basis, however, provision is down from the same period in 2011. Non-interest income was $15.2 million for the quarter ended September 30, 2012 compared to $16.2 million for the same period in 2011. The decrease was primarily attributable to lower gains recognized from covered loans paid in full, offset partially by higher syndication fees, swap fees, merchant fees and letter of credit fees. Non-interest expense for the commercial segment was $39.6 million for the quarter ended September 30, 2012 compared to $36.7 million for the quarter ended September 30, 2011. The increase in expenses was primarily attributable to a change in the FDIC assessment calculation from using deposit balances to risk-weighted assets. Additionally, expenses are higher due to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets, and treasury management.

On a quarterly basis, the retail segment's net income decreased $0.3 million for the quarter ended September 30, 2012 to $15.0 million for the quarter ended September 30, 2011. FTE adjusted net interest income totaled $51.2 million for the quarter ended September 30, 2012 compared to $56.7 million for the quarter ended September 30, 2011, a decrease of $5.5 million, or 9.74%. The decrease was primarily attributable to a $49.3 million decrease in covered loan balances. Additionally, deposit spreads decreased 23 basis points due to a lower internal credit applied to deposits, which was driven by lower market rates. Deposit balances decreased $106.2 million from the third quarter of 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $1.2 million for the quarter ended September 30, 2012 compared to $5.2 million for the quarter ended September 30, 2011, a decrease of $4.1 million, or 77.25%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $0.3 million to $4.8 million for the quarter ended September 30, 2012. Non-interest income was $26.8 million for the quarter ended September 30, 2012 compared to $28.3 million for the quarter ended September 30, 2011, a decrease of $1.6 million, or 5.47%. The decrease was primarily attributable to the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on interchange fees, offset partially by strong mortgage fee income. Non-interest expense was $53.8 million for the quarter ended September 30, 2012 compared to $57.6 million for the quarter ended September 30, 2011. The decrease in expenses was primarily attributable to lower FTEs associated with the Efficiency Initiative announced in the second quarter, as well as the change in the FDIC assessment calculation from using deposit balances to risk-weighted assets.
On a quarterly basis, the wealth segment's net income of $2.3 million for the quarter ended September 30, 2012 increased $1.6 million from the quarter ended September 30, 2011. The increase was attributable to lower provision for loan losses. Additionally, non-interest income of $8.5 million is $0.7 million, or 9.56%, higher than the quarter ended September 30, 2011 due to growth in both trust fees and brokerage revenue. Deposits have grown $78.6 million to $706.6 million as of September 30, 2012. Non-interest expense was $9.7 million for the quarter ended September 30, 2012 compared to $10.0 for the quarter ended September 30, 2011.
Activities that are not directly attributable to one of the primary lines of business are included in the other segment. Included in this category are the parent company, community development operations, treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $3.3 million for the quarter ended September 30, 2012, which was $ 7.8 million lower than for the quarter ended September 30, 2011. The decrease in losses was primarily attributable to lower expenses driven by Management's efficiency initiative coupled with lower other real estate expenses. Additionally, net interest income was higher due to the rate compression impact on internal funds transfer pricing.
On a year-to-date basis, the commercial segment's net income increased $1.7 million from September 30, 2011 to $65.1 million for the nine months ended September 30, 2012. FTE adjusted net interest income totaled $196.7 million for the nine months ended September 30, 2012 compared to $200.2 million for the quarter ended September 30, 2011, a decrease of $3.5 million, or 1.7% The decrease was primarily attributable to a $426.0 million decrease in covered loan balances, offset by the $617.7 million increase in noncovered loan balances. Additionally deposit spreads decreased, offsetting strong growth in deposit balances, which grew $262.7 million to $3.2 billion. Provision for credit losses for the commercial segment totaled $23.0 million for the nine months ended September 30, 2012 compared to $29.7 million for the nine months ended September 30,

2011, a decrease of $6.7 million, or 22.54%. The decrease in the provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $3.8 million to $19.3 million for the nine months ended September 30, 2012. The remaining provision covered the substantial loan growth. Non-interest income was $47.6 million for the nine months ended September 30, 2012 compared to $43.6 million for the same period in 2011. The increase was primarily attributable to higher syndication fees, swap fees, merchant fees and letter of credit fees, offset partially by lower gains from the sale of covered loans. Non-interest expense for the commercial segment was $123.1 million for the nine months ended September 30, 2012 compared to $110.1 million for the nine months ended September 30, 2011. The increase in expenses was primarily attributable to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets, and treasury management.
On a year-to-date basis, the retail segment's net income increased $2.8 million for the nine months ended September 30, 2012 to $38.9 million for the nine months ended September 30, 2011. FTE adjusted net interest income totaled $158.7 million for the nine months ended September 30, 2012 compared to $168.8 million for the nine months ended September 30, 2011, a decrease of $10.0 million, or 5.9%. The decrease was primarily attributable to a $49.1 million decrease in covered loan balances. Additionally, deposit spreads decreased eleven basis points due to a lower internal credit applied to deposits, which was driven by lower market rates. Deposit balances decreased $81.5 million with the year-to-date average in 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $5.5 million for the nine months ended September 30, 2012 compared to $17.7 million for the nine months ended September 30, 2011, a decrease of $12.3 million, or 69.18%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $6.7 million to $14.1 million for the nine months ended September 30, 2012. Non-interest income was $76.2 million for the nine months ended September 30, 2012 compared to $78.3 million for the nine months ended September 30, 2011, a decrease of $2.1 million, or 2.66%. The decrease was primarily attributable to the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on interchange fees, offset partially by strong mortgage fee income. Non-interest expense was $169.6 million for the nine months ended September 30, 2012 compared to $177.2 million for the nine months ended September 30, 2011. The decrease in expenses was primarily attributable to the change in FDIC assessment methodology. The internal allocations were shifted from allocating based upon deposits to an allocation based upon risk-weighted assets.
On a year-to-date basis, the wealth segment's net income of $5.5 million for the nine months ended September 30, 2012 increased $2.1 million from the nine months ended September 30, 2011. The increase was attributable to lower provision for loan losses. Deposits have grown $63.5 million to $703.7 million as of September 30, 2012. Non-interest expense was $29.7 million for the nine months ended September 30, 2012 compared to $30.4 million for the nine-months ended September 30, 2011.
The other segment recorded a net loss of $5.0 million for the nine months ended September 30, 2012, which was better than prior year's net loss of $17.6 million.  The decrease in losses was primarily attributable to lower expenses driven by Management's efficiency initiative.   Additionally, net interest income was higher due to the rate compression impact on internal funds transfer pricing.

FINANCIAL CONDITION

Acquisitions

Citizens Republic Bancorp, Inc.- Merger Agreement

On September 12, 2012, the Corporation and Citizens, a Michigan corporation, entered into a Merger Agreement.

The Merger Agreement provides that Citizens will merge with and into the Corporation and each share of Citizens common stock will be canceled and converted into the right to receive 1.37 shares of the Corporation's common stock (except that any shares of Citizens common stock that are owned by Citizens, the Corporation or any of their respective subsidiaries, other than in a fiduciary capacity, will be canceled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Citizens common stock will be converted into an option to acquire, or an equity award relating to, 1.37 shares of the Corporation common stock, as applicable. As a result of the Merger, the former shareholders of Citizens will become shareholders of the Corporation. At the effective time of the Merger, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Citizens issued to the United States Treasury as part of the Troubled Assets Relief Program will be canceled and converted into the right to receive cash in the aggregate amount equal to the liquidation preference of the TARP Preferred plus all accrued, accumulated and unpaid dividends thereon.

The Merger Agreement provides that upon completion of the Merger, the Corporation will increase its board of directors by two directors. The new directorships will be filled with current members of the Citizens board as recommended by the Citizens board, and the recommended directors must be reasonably acceptable to the Corporation’s board.

The Corporation and Citizens have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the completion of the Merger and covenants not to engage in certain kinds of transactions during that period.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the stockholders of each of the Corporation and Citizens, (ii) absence of any material adverse effect, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) the registration statement of the Corporation filed on Form S-4 having become effective, (v) shares of the Corporation's common stock to be issued in connection with the Merger having been approved for listing on the Nasdaq Stock Market, (vi) subject to certain exceptions, the accuracy of representations and warranties with respect to the Corporation's and Citizens’ business, as applicable, (vii) compliance with the Corporation’s and Citizens’ respective covenants, (viii) receipt of customary tax opinions, (ix) receipt of all required regulatory approvals from, among others, various banking regulators and the United States Treasury, and (x) no materially adverse condition or restriction is included in any such regulatory approval.

The Merger Agreement contains certain termination rights for both FirstMerit and Citizens, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay to the other party a termination fee of $37.5 million and the other party’s fees and expenses.

The Merger Agreement has been filed as an exhibit to this report to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Corporation, Citizens or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement. These representations and warranties were made solely for the benefit of the other party to the Merger Agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the Merger Agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the Merger Agreement, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d)

were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Corporation or Citizens. Accordingly, the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Corporation or Citizens should not be relied upon.

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

Investment Securities

At September 30, 2012, total investment securities were $3.7 billion compared to $3.6 billion at December 31, 2011 and $3.5 billion at September 30, 2011. Available-for-sale securities were $2.9 billion at September 30, 2012 compared to $3.4 billion at December 31, 2011 and $3.2 billion at September 30, 2011. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. Held-to-maturity securities totaled $620.6 million at September 30, 2012 compared to $82.8 million at December 31, 2011 and $92.2 million at September 30, 2011 and consist principally of securities issued by state and political subdivisions.

Available-for-sale securities decreased $441.6 million and $286.1 million from December 31, 2011 and September 30, 2011, respectively, while held-to-maturity securities increased $537.9 million and $528.4 million from December 31, 2011 and September 30, 2011, respectively. This movement in the investment portfolio was in response to potential future changes in regulatory capital rules.

Other investments totaled $140.7 million at September 30, 2012 and December 31, 2011 compared to $160.8 million at September 30, 2011 and consisted primarily of FHLB and FRB stock. The Corporation redeemed $20.3 million in FHLB Chicago stock in the quarter ended December 31, 2011.

During the nine months ended September 30, 2012 and September 30, 2011, net realized gains of $1.4 million and $5.3 million, respectively, from the sale of available-for-sale securities were recorded. Net unrealized gains were $84.2 million, $82.7 million and $86.4 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.

The Corporation conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired. Only the credit portion of OTTI is recognized in current earnings for those securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI is to be included in accumulated other comprehensive loss, net of income tax.

Gross unrealized losses of $14.4 million as of September 30, 2012, compared to $17.8 million as of December 31, 2011 and $15.5 million at September 30, 2011 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions, which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation’s trust preferred securities.

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

Total noncovered loans increased from December 31, 2011 by $567.5 million, or 7.32% and increased from September 30, 2011 by $684.8 million, or 8.97%. This increase was driven primarily by higher commercial loans which increased 7.91% from December 31, 2011 and 9.82% from September 30, 2011 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the capital markets and healthcare lines of business. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased $25.4 million, or 6.14%, from December 31, 2011 and $41.8 million, or 10.51%, from September 30, 2011 as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio than in previous periods.

Installment loans decreased $57.4 million, or 4.54%, from December 31, 2011 and $49.8 million, or 3.91%, from September 30, 2011 reflecting continued consumer loans pay downs. Credit card loans decreased $2.4 million, or 1.67%, from December 31, 2011 and $1.2 million, or 0.85%, from September 30, 2011.

Total covered loans, including the loss share receivable, decreased from December 31, 2011 by $322.2 million, or 21.52%, and decreased from September 30, 2011 by $472.3 million, or 28.67%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding loans by category for the period ended. There is no predominant concentration of loans in any particular industry or group of industries.

	September 30, 2012	December 31, 2011	September 30, 2011
(dollars in thousands)
Commercial	$5,511,678	$5,107,747	$5,018,857
Residential mortgage	439,062	413,664	397,309
Installment	1,321,081	1,263,665	1,271,327
Home equity	789,743	743,982	743,377
Credit card	143,918	146,356	142,710
Leases	110,938	73,530	57,992
Total noncovered loans (a)	8,316,420	7,748,944	7,631,572
Allowance for noncovered loan losses	(98,942)	(107,699)	(109,187)
Net noncovered loans	8,217,478	7,641,245	7,522,385
Covered loans (b)	1,174,929	1,497,140	1,647,218
Allowance for covered loan losses	(43,644)	(36,417)	(34,603)
Net covered loans	1,131,285	1,460,723	1,612,615
Net loans	$9,348,763	$9,101,968	$9,135,000
(a) Includes acquired, noncovered loans of $56.0 million, $113.2 million and $178.0 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(b) Includes loss share receivable of $131.9 million, $205.7 million and $220.5 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The Corporation has approximately $3.3 billion of loans secured by real estate. Approximately 85.52% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

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

In 2010, the Bank acquired $177.8 million and $1.8 billion of loans in conjunction with the FDIC assisted acquisitions of George Washington and Midwest, respectively. All loans acquired in the George Washington and Midwest acquisitions were acquired with loss share agreements. The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions as impaired loans under ASC 310-30 except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310. Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss share agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended September 30, 2012, the Corporation increased its allowance for covered loan losses to $43.6 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $7.7 million and an increase of $1.5 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss share agreements, exceeds any remaining credit discounts. The allowance for loan losses on Acquired Non-Impaired Loans was $0.3 million, $0.7 million and $0.6 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and is included in the allowance for noncovered loan losses on the consolidated balance sheets.

At September 30, 2012, the allowance for loan losses on noncovered loans was $98.9 million, or 1.19% of noncovered loans outstanding, compared to $107.7 million, or 1.39%, at December 31, 2011 and $109.2 million, or 1.43%, as of September 30, 2011. The allowance equaled 196.66% of nonperforming loans at September 30, 2012, compared to 166.64% at December 31, 2011, and 160.80% at September 30, 2011. The additional reserves related to qualitative risk factors totaled $26.0 million, $14.5 million and $14.2 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Nonperforming noncovered loans have decreased by $14.3 million over December 31, 2011 and $17.6 million over September 30, 2011 primarily attributable to the improving economic conditions and extensive loan work out activities.

Net charge-offs on noncovered loans were $14.9 million for the third quarter ended 2012 and $35.6 million for the nine months ended September 30, 2012 compared to $14.6 million and $47.3 million for the same periods in 2011. As a percentage of noncovered average loans outstanding, net charge-offs equaled 0.72% and 0.77% for the quarter ended September 30, 2012 and 2011, respectively, and 0.60% and 0.86% for the nine months ended September 30, 2012 and 2011, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.

The allowance for unfunded lending commitments at September 30, 2012, December 31, 2011 and September 30, 2011 was $5.8 million, $6.4 million and $6.4 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $104.7 million, $114.1 million and $115.0 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table is a summary of the allowance for credit losses.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(dollars in thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$103,849	$109,187	$107,699	$114,690
Provision for loan losses	9,965	14,604	26,860	41,760
(Less) net charge-offs	14,872	14,604	35,617	47,263
Allowance for loan losses-end of period	$98,942	$109,187	$98,942	$109,187
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$5,666	$5,799	$6,372	$8,849
Provision for/(relief of) credit losses	94	561	(612)	(2,489)
Balance at end of period	5,760	6,360	5,760	6,360
Allowance for credit losses	$104,702	$115,547	$104,702	$115,547
Annualized net charge-offs as a % of average noncovered loans	0.72%	0.77%	0.60%	0.86%
Allowance for noncovered loan losses:
As a percentage of period-end noncovered loans	1.19%	1.43%	1.19%	1.43%
As a percentage of nonperforming noncovered loans	196.66%	160.80%	196.66%	160.80%
As a multiple of annualized net charge offs	1.67	1.88	2.08	1.73
Allowance for credit losses:
As a percentage of period-end noncovered loans	1.26%	1.51%	1.26%	1.51%
As a percentage of nonperforming noncovered loans	208.11%	170.16%	208.11%	170.16%
As a multiple of annualized net charge offs	1.77	1.99	2.20	1.83

The following tables show the overall credit quality by specific asset and risk categories of noncovered loans.

	At September 30, 2012
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$9,994	$32,549	$—	$32,577	$6,922	$1,767	$24,569	$108,378
Allowance	2,900	2,070	—	1,674	95	106	1,599	8,444
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,327	—	13,785					51,112
Grade 1 allowance	16	—	6					22
Grade 2 loan balance	105,504	3,170	190					108,864
Grade 2 allowance	96	5	—					101
Grade 3 loan balance	573,561	297,329	8,857					879,747
Grade 3 allowance	749	939	16					1,704
Grade 4 loan balance	2,215,334	2,012,160	87,259					4,314,753
Grade 4 allowance	23,035	15,991	430					39,456
Grade 5 (Special Mention) loan balance	60,803	56,802	514					118,119
Grade 5 allowance	3,068	2,441	20					5,529
Grade 6 (Substandard) loan balance	46,706	60,437	333					107,476
Grade 6 allowance	9,295	8,536	34					17,865
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,272,397	779,494	139,909	397,628	2,589,428
Current loans allowance				7,657	3,496	4,916	2,364	18,433
30 days past due loan balance				8,234	1,683	957	10,672	21,546
30 days past due allowance				664	310	589	473	2,036
60 days past due loan balance				3,193	462	506	2,159	6,320
60 days past due allowance				675	189	530	410	1,804
90+ days past due loan balance				4,681	1,181	780	4,035	10,677
90+ days past due allowance				1,165	795	1,094	494	3,548
Total loans	$3,049,229	$2,462,447	$110,938	$1,321,082	$789,742	$143,919	$439,063	$8,316,420
Total Allowance for Loan Losses	$39,159	$29,982	$506	$11,835	$4,885	$7,235	$5,340	$98,942

	At December 31, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,269	$45,407	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Allowance	2,497	1,698	—	1,382	31	108	1,364	7,080
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,607	—	10,636					48,243
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	122,124	4,833	—					126,957
Grade 2 allowance	117	12	—					129
Grade 3 loan balance	479,119	268,005	5,868					752,992
Grade 3 allowance	756	1,015	9					1,780
Grade 4 loan balance	1,999,707	1,844,851	57,026					3,901,584
Grade 4 allowance	17,643	16,968	326					34,937
Grade 5 (Special Mention) loan balance	50,789	63,525	—					114,314
Grade 5 allowance	2,226	2,841	—					5,067
Grade 6 (Substandard) loan balance	77,861	105,387	—					183,248
Grade 6 allowance	9,109	14,496	—					23,605
Grade 7 (Doubtful) loan balance	—	263	—					263
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,210,007	734,505	141,338	372,710	2,458,560
Current loans allowance				12,286	4,619	5,158	3,045	25,108
30 days past due loan balance				11,531	2,694	1,090	11,778	27,093
30 days past due allowance				1,333	623	529	498	2,983
60 days past due loan balance				3,388	778	707	2,059	6,932
60 days past due allowance				1,104	442	530	315	2,391
90+ days past due loan balance				5,168	1,242	1,019	9,719	17,148
90+ days past due allowance				1,876	1,051	1,044	627	4,598
Total loans	$2,775,476	$2,332,271	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944
Total Allowance for Loan Losses	$32,363	$37,030	$341	$17,981	$6,766	$7,369	$5,849	$107,699

	September 30, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$4,271	$51,077	$—	$34,654	$4,413	$2,356	$16,316	$113,087
Allowance	256	3,328	—	1,568	52	121	1,346	6,671
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	48,173	12,728	—					60,901
Grade 1 allowance	15	—	4					19
Grade 2 loan balance	100,058	4,463	—					104,521
Grade 2 allowance	116	12	—					128
Grade 3 loan balance	487,020	265,791	4,219					757,030
Grade 3 allowance	871	1,155	7					2,033
Grade 4 loan balance	1,973,312	1,796,912	53,771					3,823,995
Grade 4 allowance	20,482	17,728	314					38,524
Grade 5 (Special Mention) loan balance	49,411	78,198	—					127,609
Grade 5 allowance	3,153	3,826	—					6,979
Grade 6 (Substandard) loan balance	40,013	106,762	2					146,777
Grade 6 allowance	5,445	14,067	—					19,512
Grade 7 (Doubtful) loan balance	—	668	—					668
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,220,076	735,364	137,815	363,685	2,456,940
Current loans allowance				13,528	4,496	5,889	3,052	26,965
30 days past due loan balance				7,918	1,994	1,123	9,765	20,800
30 days past due allowance				1,098	542	625	538	2,803
60 days past due loan balance				3,728	721	676	1,751	6,876
60 days past due allowance				1,251	399	544	287	2,481
90+ days past due loan balance				4,951	885	740	5,792	12,368
90+ days past due allowance				878	754	817	623	3,072
Total loans	$2,702,258	$2,316,599	$57,992	$1,271,327	$743,377	$142,710	$397,309	$7,631,572
Total Allowance for Loan Losses	$30,338	$40,116	$325	$18,323	$6,243	$7,996	$5,846	$109,187

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

•	Other real estate (“ORE”) acquired through foreclosure in satisfaction of a loan.

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Nonperforming noncovered loans:
Restructured nonaccrual noncovered loans:
Commercial loans	$5,218	$8,311	$4,940
Consumer loans	14,106	3,465	2,433
Total restructured loans	19,324	11,776	7,373
Other nonaccrual noncovered loans:
Commercial loans	26,274	47,504	54,992
Consumer loans	4,713	5,351	5,538
Total nonaccrual loans	30,987	52,855	60,530
Total nonperforming noncovered loans	50,311	64,631	67,903
Other noncovered real estate	13,744	16,463	22,172
Total nonperforming noncovered assets	$64,055	$81,094	$90,075
Noncovered loans past due 90 days or more accruing interest	$9,691	$11,376	$4,403
Total nonperforming noncovered assets as a percentage of total noncovered loans and ORE	0.77%	1.05%	1.18%

Credit quality continued to improve during the nine months ended September 30, 2012. Total nonperforming noncovered assets as of September 30, 2012 were $64.1 million, a decrease of $17.0 million, or 21.01%, from December 31, 2011 and a decrease of $26.0 million, or 28.89%, from September 30, 2011. Total noncovered loans past due 30-89 days totaled $52.2 million at September 30, 2012, an increase of $4.2 million, or 8.74%, from December 31, 2011 and a decrease of $19.9 million, or 27.64%, from September 30, 2011. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming noncovered loans decreased $24.3 million from December 31, 2011 and $28.4 million from September 30, 2011 reflecting movement of assets for disposition into other real estate along with loan payments and charge-downs. New nonperforming noncovered commercial loans have continued to decline from December 31, 2011 through September 30, 2012. Total other noncovered real estate decreased $2.7 million from December 31, 2011 and decreased $8.4 million from September 30, 2011, reflecting the disposition of foreclosed properties and a slow down in new foreclosures. As of September 30, 2012, other noncovered real estate includes $1.2 million of vacant land no longer considered for branch expansion.

Net charge offs within the noncovered consumer portfolio were $6.9 million and $16.4 million for the three and nine months ended September 30, 2012 compared to $6.3 million and $23.8 million for the three and nine months ended September 30, 2011. Average FICO scores on the noncovered consumer portfolio subcomponents are excellent with average scores on installment loans at 717, home equity lines at 775, residential mortgages at 753 and credit cards at 773.

Noncovered loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2012, accruing noncovered loans 90 days or more past due totaled $9.7 million compared to $11.4 million at December 31, 2011 and $4.4 million at September 30, 2011. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible that had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.
The following table is a nonaccrual noncovered commercial loan flow analysis:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Nonaccrual noncovered commercial loans beginning of period	$38,381	$44,546	$55,815	$59,932	$63,688
Credit Actions:
New	25,182	10,091	5,980	11,402	9,232
Loan and lease losses	(400)	(6,675)	(3,296)	(648)	(5,047)
Charged down	(9,227)	(266)	(3,703)	(6,769)	(3,987)
Return to accruing status	(2,177)	(1,247)	(1,990)	(119)	(38)
Payments	(20,267)	(8,068)	(8,260)	(7,983)	(3,916)
Nonaccrual noncovered commercial loans end of period	$31,492	$38,381	$44,546	$55,815	$59,932

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

The Corporation's TDR portfolio, excluding covered loans, totaled $89.6 million, $72.9 million and $70.3 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. These TDRs are predominately composed of noncovered consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 73.49%, 79.43% and 82.08% of the total noncovered TDR portfolio as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac. As a result of guidance from the OCC, in the quarter ended September 30, 2012, approximately $10.6 million of consumer loans were identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified from performing loans to nonaccrual status as of September 30, 2012 and consisted of $6.7 million of first mortgages, $1.0 million of junior liens and $2.9 million of automobile loans.

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

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits as of September 30, 2012 totaled and December 31, 2011 totaled $11.6 billion compared to $11.4 billion at September 30, 2011. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

	Three Months Ended
	September 30, 2012		December 31, 2011		September 30, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)
Noninterest-bearing	$3,236,703	—	$3,144,183	—	$2,988,521	—
Interest-bearing	1,080,841	0.09%	1,060,771	0.09%	913,252	0.09%
Savings and money market accounts	5,746,210	0.36%	5,732,007	0.35%	5,446,351	0.50%
Certificates and other time deposits	1,528,177	0.71%	1,618,322	0.79%	2,099,558	0.83%
Total customer deposits	11,591,931	0.28%	11,555,283	0.29%	11,447,682	0.40%
Securities sold under agreements to repurchase	1,032,401	0.12%	920,352	0.12%	969,020	0.40%
Wholesale borrowings	178,022	2.53%	177,987	2.53%	320,691	2.06%
Total funds	$12,802,354		$12,653,622		$12,737,393

Average demand deposits comprised 37.25% of average deposits in the 2012 third quarter compared to 34.08% in the 2011 third quarter. Savings accounts, including money market products, made up 49.57% of average deposits in the 2012 third quarter compared to 47.58% in the 2011 third quarter. Certificates of deposits made up 13.18% of average deposits in the third quarter 2012 and 18.34% in the third quarter 2011.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 18 basis points compared to the same period one year ago, or 45.00%, for the quarter ended September 30, 2012 due to a drop in interest rates.

The following table summarizes certificates of deposits of $100 thousand or more as of September 30, 2012, by time remaining until maturity:

Amount
Time until maturity:	(In thousands)
Under 3 months	$126,357
3 to 6 months	110,978
6 to 12 months	172,281
Over 1 year through 3 years	92,916
Over 3 years	20,711
$523,243

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders’ Equity

Shareholders’ equity at September 30, 2012, December 31, 2011 and September 30, 2011 totaled $1.6 billion, respectively. The cash dividend of $0.16 per share paid in the third quarter of 2012 has an indicated annual rate of $0.64 per share.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 8.18% at September 30, 2012, compared to 7.86% at December 31, 2011, and 7.75% at September 30, 2011.

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

As of September 30, 2012, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30, 2012		December 31, 2011		September 30, 2011
(dollars in thousands)
Consolidated
Total equity	$1,624,704	11.11%	$1,565,953	10.84%	$1,570,654	10.69%
Common equity	1,624,704	11.11%	1,565,953	10.84%	1,570,654	10.69%
Tangible common equity (a)	1,157,843	8.18%	1,097,670	7.86%	1,101,828	7.75%
Tier 1 capital (b)	1,170,095	11.37%	1,119,892	11.48%	1,104,869	11.02%
Total risk-based capital (c)	1,298,944	12.63%	1,242,177	12.73%	1,230,519	12.27%
Leverage (d)	1,170,095	8.25%	1,119,892	7.95%	1,104,869	7.86%
Bank Only
Total equity	$1,565,513	10.71%	$1,483,743	10.29%	$1,487,926	10.14%
Common equity	1,565,513	10.71%	1,483,743	10.29%	1,487,926	10.14%
Tangible common equity (a)	1,098,652	7.77%	1,015,460	7.28%	1,019,100	7.18%
Tier 1 capital (b)	1,106,099	10.77%	1,033,171	10.62%	1,017,738	10.17%
Total risk-based capital (c)	1,229,922	11.98%	1,150,675	11.82%	1,138,725	11.38%
Leverage (d)	1,106,099	7.81%	1,033,171	7.35%	1,017,738	7.26%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter's average assets less goodwill.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2012	(7.65)%	3.40%	5.80%	7.70%
September 30, 2011	(3.06)%	2.79%	3.92%	4.81%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2012	(3.02)%	1.66%	1.74%	0.45%
September 30, 2011	0.18%	4.77%	7.01%	7.89%

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 87.19% of total deposits at September 30, 2012. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the third quarter of 2012 in addition to unencumbered, or unpledged, investment securities that totaled $1.4 billion as of September 30, 2012.

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

Funding Trends for the Quarter - During the three months ended September 30, 2012, lower cost core deposits increased by $18.3 million from the previous quarter. In aggregate, deposits decreased $83.4 million from June 30, 2012. Securities sold under agreements to repurchase increased $66.5 million from June 30, 2012. Wholesale borrowings decreased $0.1 million from June 30, 2012. The Corporation’s loan to deposit ratio increased to 82.30% at September 30, 2012 from 80.68% at June 30, 2012.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the quarter ended September 30, 2012, FirstMerit Bank paid $17.5 million in dividends to FirstMerit Corporation. As of September 30, 2012, FirstMerit Bank had an additional $203.2 million available to pay dividends without regulatory approval.

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

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act will diminish with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System. The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors; general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates; the possibility that regulatory and other approvals and conditions to the Merger are not received or satisfied on a timely basis or at all, or contain unanticipated terms and conditions; the possibility that modifications to the terms of the Merger may be required in order to obtain or satisfy such approvals or conditions; the timing of approvals by Citizens' and the Corporation's shareholders; delays in closing the Merger and the Merger of the parties' bank subsidiaries; difficulties, delays and unanticipated costs in integrating the merging organizations' businesses or realizing expected cost savings and other benefits; business disruptions as a result of the integration of the merging organizations, including possible loss of customers; diversion of management time to address Merger related issues; changes in asset quality and credit risk as a result of the Merger. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, Financial Industry Regulatory Authority, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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
(a) Not applicable.
(b) Not applicable.

(c) The following table provides information with respect to purchases the Corporation made of shares of its common stock during the third quarter of the 2012 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balances as of December 31, 2011				396,272
July 1, 2012 - July 31, 2012	248	$24.63	—	396,272
August 1, 2012 - August 31, 2012	936	16.49	—	396,272
September 1, 2012 - September 30, 2012	4,953	19.61	—	396,272
Balances as of September 30, 2012	6,137	$19.34	—	396,272

(1)
Reflects 6,137 shares of common stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the third quarter of 2012.

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
Exhibit Index

Exhibit Number

2.1
Agreement and Plan of Merger, dated September 12, 2012, by and between FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on September 13, 2012).

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

10.1	Transition and Retirement Agreement, dated August 31, 2012, by and between FirstMerit Bank, N.A. and Larry A.Shoff.

10.53	FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors.

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

101
The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
November 2, 2012