Form 10-K
period 2012-12-31
FIRSTMERIT CORP /OH/
filed 2013-02-28
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2012, the aggregate market value of the registrant's common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,810,181,825 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 2/21/2013
Common Stock, no par value	109,661,053
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2013	Part III
(Proxy Statement)

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on FirstMerit’s Common Stock against the cumulative return of the Nasdaq Banks Index and the Nasdaq Composite for the period of five fiscal years commencing December 31, 2007 and ended December 31, 2012. The graph assumes that the value of the investment in FirstMerit Common Stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
FirstMerit Corporation	100.00	108.82	112.94	114.87	91.87	89.81
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42

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
EX-10.9
EX-10.55
EX-10.56
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS.

OVERVIEW

FirstMerit Corporation ("FirstMerit," the "Corporation," “we,” “our,” “ours,” and “us”), is a $14.9 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). FirstMerit's principal business consists of owning and supervising its affiliates. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2012, FirstMerit Bank, N.A. (“FirstMerit Bank”), the Corporation's principal subsidiary, operated a network of 196 banking offices and 203 automated teller locations. Its offices span a total of 24 counties in Ohio (including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood ), 6 counties in Illinois (including Cook, DuPage, Kane, Lake, McHenry, and Will), and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves over 437,000 retail households and commercial businesses in the 16th largest consolidated metropolitan statistical area in the United States by population (which combines the primary metropolitan statistical areas for Cleveland-Elyria-Mentor, Akron, and Ashtabula Ohio). FirstMerit also operates 44 branches in the Chicago, Illinois area, which is the third largest metropolitan statistical area in the United States by population (the Chicago-Naperville-Joliet, IL-IN-WI area) with a population of over 9.7 million, where we serve approximately 53,000 retail households and commercial businesses. FirstMerit and its direct and indirect subsidiaries had 2,836 employees at December 31, 2012.

OPERATIONS AND SUBSIDIARIES

FirstMerit operates primarily through FirstMerit Bank and its other subsidiaries, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout Ohio, Chicago, Illinois and Western Pennsylvania.

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. A description of each business line, important financial performance data and the methodologies used to measure financial performance are incorporated herein by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Line of Business Results section and in Note 16 (Segment Information) in the notes to the consolidated financial statements.

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

FirstMerit Bank is the parent corporation of 21 wholly-owned subsidiaries, a complete list of which is set forth in Exhibit 21 to this Annual Report on Form 10-K. The following are certain of the principal operating subsidiaries of FirstMerit Bank:

•	FirstMerit Mortgage Corporation, located in Canton, Ohio, provides mortgage loan servicing for itself and FirstMerit Bank;

•	FirstMerit Equipment Finance Company, Inc. provides commercial lease financing and related services;

•	FirstMerit Financial Services, Inc. provides professional investment services and a variety of brokerage products to customers;

•	FirstMerit Advisors, Inc. provides certain financial planning services to customers of FirstMerit Bank and other FirstMerit subsidiaries;

•	CPHCSUB, LLC and CREPD, LLC, each of which holds foreclosed commercial and construction real properties;

•	FirstMerit Insurance Group, Inc., a life insurance and financial consulting firm;

•	FirstMerit Insurance Agency, Inc., an insurance agency licensed to sell life insurance products and annuities; and

•	FirstMerit Title Agency, Ltd., an insurance agency providing complete title insurance services.

Several bank subsidiaries, including CPHCSUB, LLC and CREPD, LLC, hold distressed commercial and construction real properties, received through the loan foreclosure process. These properties are held as other real estate owned (“OREO”) while being managed and remarketed for sale. The assets held as OREO for these two subsidiaries were $0.6 million and $5.7 million, respectively at December 31, 2012, as compared to $0.8 million and $5.7 million, respectively, at December 31, 2011.

Although FirstMerit is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of FirstMerit's income is dividends from its subsidiaries, especially FirstMerit Bank. Depository institution subsidiaries are limited by law as to the amount of dividends and funds they can pay or provide their parent bank holding companies and other affiliates. Additional information regarding FirstMerit’s business is incorporated herein by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Regulation and Supervision section.

ACQUISITIONS

The information presented in Note 3 (Business Combinations) in the notes to the consolidated financial statements is incorporated herein by reference.

COMPETITION

The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, mortgage banking companies, investment brokers and other brokerage institutions, money market and mutual funds and insurance companies. Major financial institution competitors in FirstMerit’s primary markets include Bank of America, PNC Financial Services Group, Inc., KeyCorp, Huntington Bancshares, Inc., Fifth Third Bancorp, First Midwest Bank, U.S. Bancorp, BMO Harris Bank N.A., MB Financial, Inc., JP Morgan Chase & Co., and Wells Fargo & Company.

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

REGULATION AND SUPERVISION

Introduction

FirstMerit, FirstMerit Bank, and many of their nonbanking subsidiaries are subject to extensive regulation, examination and supervision under by federal and state law. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the FDIC's Federal Deposit Insurance Fund (the “DIF”) and the banking system as a whole and not for the protection of our securities holders. This intensive regulatory environment, among other things, may restrict our ability to diversify our services, acquire depository institutions in certain markets or pay dividends on our capital stock. It also may require FirstMerit to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums depending upon the condition and performance of the DIF and its compliance with the Federal Deposit Insurance Act ("FDIA") as a result of the financial condition of depository institutions in general.

Significant aspects of the laws and regulations that apply to FirstMerit and its subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied, by federal or state regulatory agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment, and as a result of the numerous regulations required by changes in applicable statutes, legislation, regulations, policies and practices, including changes in the capital adequacy rules applicable to us and our subsidiaries, may have a material adverse effect on FirstMerit and its business.

The Dodd-Frank Act

The Dodd-Frank Act was signed into law on July 21, 2010, and effected sweeping financial regulatory reforms, including the following:

•
Creates the Consumer Financial Protection Bureau as a new agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws;

•	Authorizes the elimination of federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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

•	Restricts federal law preemption of state laws for subsidiaries and affiliates of national banks and federal thrifts;

•	Permits the establishment of branch offices of banks throughout the U.S.;

•
Extends to most bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital, subject to certain phase-in and grandfathered exceptions;

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

•
Imposes comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit FDIC insured depository institutions from conducting certain derivatives businesses within those institutions;

•
Requires large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management (FirstMerit already has risk committees of its management and Board of Directors);

•	Implements corporate governance revisions applicable to all public companies (not just financial institutions), including revisions regarding executive compensation disclosure;

•	Permanently adopts the $250,000 limit for FDIC insurance coverage;

•	Restricts the ability of banks to sponsor or invest in private equity or hedge funds and to engage in proprietary trading under the “Volcker rule”;

•	Increases authority of the Federal Reserve and the FDIC’s authority to examine our subsidiaries;

•	Requires annual capital stress testing for institutions with $10 billion or more in assets; and

•	Expands the requirement for holding companies to serve as sources of financial strength to their subsidiary depository institutions.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will therefore continue to develop over several years. This makes it extremely difficult to assess the overall financial impact the Dodd-Frank Act will have on FirstMerit, its customers and the financial industry. However, the legislative provisions that affect the payment of interest on demand deposits and assessment of interchange fees have increased and are likely to continue to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate (for more information, see Item 1A, Risk Factors – “Debit card interchange fee regulation may have a material adverse effect on our business, financial condition and results of operations”). Provisions in the Dodd-Frank Act and Federal Reserve, OCC and FDIC proposals to revise the definitions and types of capital and the risk weightings of on- and off-balance sheet exposures through proposed “Basel III” capital rules could require us to seek other sources of capital in the future and will limit the types of instruments includable in capital. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting FirstMerit and FirstMerit Bank.

Regulatory Agencies

Bank Holding Company. FirstMerit, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Federal Reserve Board under the BHCA.

Subsidiary Bank. FirstMerit Bank is subject to regulation and examination generally by the OCC and the new Consumer Financial Protection Bureau (the “CFPB”) for consumer compliance. As a FDIC member, FirstMerit Bank is also subject to assessments payable to the DIF, and various FDIC requirements.

Nonbank Subsidiaries. Many of FirstMerit's nonbank subsidiaries also are subject to regulation by the Federal Reserve and other applicable federal and state agencies. FirstMerit's broker-dealer and investment advisory subsidiaries are regulated and examined by the SEC, the Financial Industry Regulatory Authority, and state securities regulators, which require education and licensing of advisors, require reporting and impose business conduct rules, as well as certain disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. FirstMerit's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, which require education and licensing of agencies and individual agents, require reports and impose business conduct rules. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business, including federal and state laws regarding the mortgage banking business.

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

The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist, removal orders, and other actions;

•	require that a bank holding company divest subsidiaries (including its subsidiary banks); and

•
in general, initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices and order the cessation of any activity that it has reasonable grounds to believe constitutes a serious risk to the soundness, safety or stability of an institution or its subsidiaries.

Under Federal Reserve policy and the FDIA, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. The Federal Reserve may require a bank holding company to contribute additional capital to an under-capitalized subsidiary bank and may limit the payment of dividends and payment of interest or other distributions to the holding company’s shareholders and holders of its other capital instruments. The Dodd-Frank Act codified this policy as part of the FDIA, requiring holding companies to provide financial assistance to their FDIC insured depository institution subsidiaries in financial distress. Regulations are to be adopted by the Federal Reserve implementing new Section 38A of the FDIA.

The BHCA requires prior approval by the Federal Reserve for a bank holding company to directly or indirectly acquire more than 5% of the voting shares in any bank or bank holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the applicant’s anti money laundering compliance, the projected capital ratios and levels on a post acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves. The Dodd-Frank Act also requires the Federal Reserve to consider whether the acquisition would result in risks to the stability of the U.S. banking of or financial system.

The BHCA also governs interstate acquisitions of banks and restricts the nonbanking activities of FirstMerit to those determined by the Federal Reserve to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among FirstMerit Bank and its affiliates are also subject to certain limitations and restrictions under the Federal Reserve Act and Federal Reserve regulations, as described more fully below under “Dividends and Transactions with Affiliates.”

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

Dividends and Transactions with Affiliates

FirstMerit is a legal entity separate and distinct from FirstMerit Bank and its other subsidiaries. FirstMerit's principal source of funds to pay dividends on its common shares and preferred shares and service its debt is dividends from FirstMerit Bank and its other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay to FirstMerit without prior regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”) and adequate liquidity. The Federal Reserve and the OCC have policies that provide that FDIC insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the prior approval of the OCC is required for the payment of a dividend by FirstMerit Bank, if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends and the OCC has the authority to limit its dividends payable by national banks. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Thus, the ability of FirstMerit to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies, capital guidelines the annual stress tests and our capital planning activities.

FirstMerit Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to FirstMerit and its nonbanking affiliates, whether in the form of loans and other extensions of credit, investments and asset or security purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate including guarantees, each of which is referred to as a "covered transaction." These regulations limit the types and amounts of transactions (including loans due and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by FirstMerit Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Corporation or its nonbank subsidiaries, to 10% of FirstMerit Bank’s capital stock and surplus, and, as to the Corporation and all nonbank subsidiaries in the aggregate, to 20% of FirstMerit Bank’s capital stock and surplus.

The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. Beginning in July 2011, the Dodd-Frank Act requires that the 10% of capital limit on covered transactions apply to financial subsidiaries. "Covered transactions" are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

Loans, if any, from FirstMerit to FirstMerit Bank are subordinate in right of payment to deposits and certain other indebtedness of FirstMerit Bank. In the event of FirstMerit's bankruptcy, commitments by FirstMerit to a federal bank regulatory agency to maintain the capital of FirstMerit Bank will be entitled to priority of payment, subject to various limitations.

Regulation of National Banks

As a national banking association, FirstMerit Bank is subject to regulation and regular examinations by the OCC. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters. Furthermore, FirstMerit Bank is subject, as a member, to certain rules and regulations of the Federal Reserve including the limits on affiliate transactions. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the Community Reinvestment Act and the effectiveness of the entities in restricting money laundering activities.

FirstMerit Bank is a member of the DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (as described more fully below under “Deposit Insurance”).

Under the Dodd-Frank Act, FirstMerit Bank also is subject to regulation and examinations by the new CFPB, which shall have centralized responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws.

Capital Requirements

The Federal Reserve has risk-based capital guidelines for bank holding companies and the OCC has risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding assets considered by the OCC to be liquid and low-risk. Capital levels as measured by these standards are also used to categorize FDIC insured depository institutions for purposes of certain prompt corrective action regulatory provisions.
The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of the minimum total risk-based capital ratio (4.0%) must be composed of voting common shareholders' equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities is phased out under the Dodd-Frank Act), less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as "Tier 1" risk-based capital). The remainder of total risk-based capital (commonly known as "Tier 2" risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Federal Reserve has also established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or "leverage ratio," of 3.0% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other bank holding companies. The guidelines further provide that bank holding companies, especially those experiencing growth through acquisitions or otherwise, and depending upon the riskiness of their business and other circumstances, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The OCC also has adopted minimum leverage ratio guidelines for national banks. Neither FirstMerit nor FirstMerit Bank has been advised that any specific heightened minimum capital ratio guidelines are applicable to either of them.
The Federal Reserve review of certain bank holding company transactions is affected by whether the applying bank holding company is "well-capitalized." To be deemed "well-capitalized," the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. FirstMerit's capital ratios meet the requirements to be deemed "well capitalized" under Federal Reserve guidelines. See Note 21 (Regulatory Matters) in the notes to the consolidated financial statements.
The federal banking agencies have established a system of prompt corrective action to identify undercapitalized institutions, and to resolve these promptly. This system is based on five capital level categories for insured depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
The federal banking agencies may, and in some cases must, take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized", unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well-capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, the bank's capital restoration plan and this guaranty is given a priority in bankruptcy of the holding company, .
In order to be "well-capitalized," a bank must have total risk-based capital of at least 10.0%, Tier 1 risk-based capital of at least 6.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. FirstMerit's management believes that FirstMerit Bank meets the requirements to be deemed "well capitalized" according to the guidelines described above. See Note 21 (Regulatory Matters) in the notes to the consolidated financial statements.
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

In December 2010, the Basel Committee released a final framework for strengthening international capital and liquidity regulation (Basel III). When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework , among other things, (i) introduces as a new capital measure of “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iv) expands the scope of the adjustments as compared to existing regulations, and (v) establishes capital conservation buffers, which if not maintained, will limit or prohibit, based on the size of the deficiency, the payment of dividends or discretionary bonuses.

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation), (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). Initially, banks will be required to maintain 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% Total capital to risk-weighted assets.

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

The Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of most mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1. Implementation of the deductions and other adjustments to CET1 will be phased-in over a five-year period beginning on January 1, 2014. Implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).

The federal bank regulators issued a Notice of Proposed Rulemaking ("NPR”) of regulations implementing Basel III on August 22, 2012. The Federal Reserve, OCC and FDIC have delayed action on the NPR pending review of comments received, and it is uncertain when revised Basel III rules will be re-proposed or adopted.

The Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions, and has proposed separate rules regarding liquidity. Accordingly, the regulations ultimately applicable to FirstMerit may differ substantially from the latest NPR. Although we do not believe the Corporation is a systemically important financial institution, requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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
The Emergency Economic Stabilization Act of 2008 ("EESA") instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts were fully insured (unlimited coverage). The Dodd-Frank Act made permanent the $250,000 per customer insurance limit for deposit accounts, and in November 2010, the FDIC issued a final rule under the Dodd-Frank Act that continued temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

In May 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $4.9 million from FirstMerit Bank.
In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution's total base assessment rate in effect on September 30, 2009, adjusted to assume a 5.0% annualized deposit growth rate; for the 2011 and 2012 periods the computation was adjusted by an additional 3 basis points increase in the assessment rate. The three-year prepayment for FirstMerit determined as of September 30, 2009, totaled $43.9 million. During 2012, 2011 and 2010, $8.9 million, $16.4 million and $18.6 million of this prepayment was recognized as expense, respectively.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC has foregone the uniform increase of 3 basis points in initial assessment rates that was scheduled to take place on January 1, 2011 and is maintaining the current schedule of assessment rates for all depository institutions. At least semi-annually during the five-year DIF restoration period, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates. The DIF had $25.2 billion of assets at September 30, 2012, and it is expected that FDIC insurance assessments will continue at currently elevated levels for the foreseeable future.
The FDIC issued final rules changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued final rules revising the deposit insurance assessment system for large institutions. The FDIC rules created a two scorecard system, one for most large institutions such as FirstMerit Bank that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully-owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is to be combined to produce a total score between 30 and 90, which translates into an initial assessment rate based on a scale with disproportionately higher rates for higher scores. In calculating these scores, the FDIC continues to utilize supervisory ratings as well as certain financial information, which introduces certain new financial measures to assess an institution’s ability to withstand asset-related and funding-related stresses, and eliminates the use of risk categories. Long-term debt credit ratings consistent with the Dodd-Frank Act would no longer be considered. The FDIC is also able to make discretionary upward or downward adjustments of up to 15 points to the total score, based on significant risk factors not adequately addressed by the scorecard.
For large institutions, including FirstMerit Bank, the initial base assessment rate would range from 5 to 35 annual basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 annual basis points. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt, and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the proposed rule includes a new adjustment for depository institution debt under which an institution would pay an additional premium equal to 50 basis points on every dollar of long-term unsecured debt held that was issued by another insured depository institution.

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
Our total FDIC insurance expense was $10.8 million, $17.3 million and $17.8 million in 2012, 2011 and 2010, respectively. FirstMerit is generally unable to control or predict the amount of premiums that it must pay for FDIC insurance. FDIC deposit insurance assessments are based upon the FDIC's DIF reserve ratio and the FDIC's DIF restoration plan, as well as the DIF's losses due to bank failures, and continuing changes to the FDIC's deposit insurance assessment methods, including the base upon which DIF premiums are charged. Therefore, we may experience further increases in the costs of FDIC insurance, which could have a material adverse effect on FirstMerit's interest margins and earnings.
Fiscal and Monetary Policies
FirstMerit's business and earnings are affected significantly by the federal fiscal and monetary policies. FirstMerit is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as interest rates generally, which, in turn affect the interest rates charged on loans and paid on deposits. For that reason alone, Federal Reserve policies have a material effect on the earnings of FirstMerit. Since September 21, 2011, the Federal Reserve has been engaged in a series of securities purchase programs and has set the targeted federal funds rate at 0% - 0.25% annually. These actions have resulted in historically low interest rates, which the Federal Reserve’s Federal Open Market Committee has announced on December 12, 2012 that it expects to continue until unemployment is less than 6.5%, one - two year inflation is greater than 2.5% and longer-term inflation is “well-anchored.”

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

TARP

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law in October 2008 and established the Treasury’s Troubled Assets Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit nonvoting preferred shares as part of the CPP and a warrant to purchase 952,260 FirstMerit common shares at an exercise price of $19.69 per share. On April 22, 2009, FirstMerit completed the repurchase from the Treasury of all $125.0 million of the nonvoting preferred shares, and on May 27, 2009, FirstMerit completed the repurchase of the warrant held by the Treasury. FirstMerit is therefore no longer subject to the compensation and expenditure limits or other rules applicable to TARP recipients. Citizens Republic Bancorp, Inc. (”Citizens”), which FirstMerit has agreed to acquire, has $300 million of TARP CPP preferred stock outstanding, plus accrued but unpaid dividends and interest on the arrearage of approximately $48.5 million at December 31, 2012. FirstMerit will purchase Citizens’ outstanding TARP CPP preferred stock in connection with the acquisition’s closing and will not become subject to TARP.

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

The Dodd-Frank Act contains significant corporate governance measures, some of which are applicable to all public companies while others apply only to financial institutions, and many of which are not yet fully implemented. For example, the Federal Reserve is required under the Dodd-Frank Act to issue regulations requiring each publicly-traded bank holding with total consolidated assets of not less than $10 billion, such as the Corporation, to establish a risk committee responsible for the oversight of the enterprise-wide risk management practices of the bank holding company. Such risk committees will be required to include such number of independent directors as the Federal Reserve may determine to be appropriate, based on the nature of operations, size of assets and other appropriate criteria, and include at least one risk management expert having experience in identifying, assessing and managing risk exposures of large, complex firms. FirstMerit already has a risk committee of management and a risk committee of its Board of Directors, and intends to adapt those committees to comply with the requirements developed under Dodd-Frank. Rules implementing the risk committee provisions have not been proposed as of December 31, 2012. Many of the other Dodd-Frank corporate governance provisions involve executive and incentive compensation practices and annual disclosures relating thereto, certain of which are summarized under “Executive and Incentive Compensation” below.

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

On March 30, 2011, the federal banking regulatory agencies jointly issued proposed rules on Incentive-Based Compensation Arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institution with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive based compensation to help ensure compliance with the Proposed Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules have not been adopted. The proposal seeks incentive compensation that balances risk and financial rewards, is compatible with effective controls and risk management, and which is supported by strong corporate governance.

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
Future Legislation and Regulation

Various legislative and regulatory proposals affecting financial institutions are considered regularly by Congress and our financial services regulatory agencies. Such legislation and rules may continue to change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease our costs of doing business, change permissible activities or affect the competitive balance among financial institutions. With only a limited number of Dodd-Frank Act rulemakings having been proposed and finalized and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions cannot be predicted, although regulatory changes are expected to continue to be numerous, as Dodd-Frank Act rulemaking continues.

ITEM 1A.	RISK FACTORS.

Our business could be affected by any of the risks noted below, although such risks are not the only risks that we face. Additional risks that are not presently known or that we presently consider to be immaterial could also have a material, adverse impact on our business, financial condition or results of operations.

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

Market conditions over the past three years have also led to the failure and merger of a number of financial institutions, including a high level of failures in Illinois. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels of the FDIC DIF, which has led to significant increases in deposit insurance premiums paid by financial institutions and pervasive legislative and regulatory changes, including the Dodd-Frank Act.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, wages and business income, unemployment, taxes, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in the value of real estate collateral securing the payment of such loans or continued low values of real estate sales which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our credit losses and on our operating results. Adverse changes in the economy may also have a negative effect on the ability of our borrowers, including those involving commercial real estate, to make timely repayments of their loans, which would have an adverse effects on our earnings and cash flows.

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

Overall, while economic and market conditions have improved in the United States and in our primary geographic markets, there can be no assurance that this improvement will continue or that the economic and market conditions will not deteriorate in the future.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact our results of operations, financial condition and cash flows.

A majority of the lending and deposit gathering activities made by our subsidiaries are to individuals and small- to medium-sized businesses in Ohio, Chicago, Illinois, and Western Pennsylvania and our success depends in part on the general economic conditions of these areas. Real estate values in Ohio, Illinois and Pennsylvania continue to be negatively affected by the slow economic recovery. Continuing or worsening conditions in the national economy could reduce our growth rate, impair our ability to collect payments on loans, increase delinquencies, increase problem assets and foreclosures and related expenses, increase claims and lawsuits, increase devaluations recognized within our real estate portfolio, decrease the demand for our products and services and decrease the value and liquidity of collateral for loans, especially real estate values, which could have a material adverse affect on our financial condition, results of operations and cash flows.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, Federal Reserve monetary policy and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which reflects the Federal Reserve monetary policy and actions, among other things. The Federal Reserve has announced it will maintain short-term interest rates near zero into 2015, or until unemployment is less than 6.5% and the two-year inflation rate exceeds 2.5%, provided the longer-term inflation rate is “well anchored.” However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur and the repricing of our liabilities and assets. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and our earnings will decline. Our net interest income and earnings would be similarly impacted if the interest rates on our interest-earning assets decline more quickly than the interest rates on our interest-bearing liabilities.

Such changes in interest rates could affect our ability to originate loans and attract and retain deposits, the fair values of our securities and other financial assets. Changes in interest rates could affect the fair values of our liabilities and the average lives of our loan and securities portfolios. Increases in prepayment due to interest rate changes could also shorten the maturities and yields on our investment securities, especially mortgage backed securities. Increases in interest rates could adversely affect mortgage originations and the ability of borrowers to make higher payments on variable rate loans.

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

In addition, the slope of the yield curve may change based on changes or expectations of changes in interest rates. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, and the value of our assets. See “Risks Related to the Legal and Regulatory Environment - our earnings are significantly affected by government fiscal and monetary policies."

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

While we seek to reduce risks through our underwriting policies, which generally require that loans be qualified on the basis of the collateral, cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

We cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime or Alt-A residential mortgage lending, the lingering ramifications of the subprime lending crisis and the resulting turmoil in the financial and capital markets have been far-reaching, with real estate values declining and unemployment remaining at elevated levels throughout the nation, including the regions we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions or interest rates, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations were they to occur.

Our business depends significantly on general economic conditions in Ohio, Chicago, Illinois, and Western Pennsylvania. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets. A significant decline in general economic conditions caused by inflation, changes in government fiscal and monetary policies, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. See Item 1 “Business - Fiscal and Monetary Policies.”

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

In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on, among other factors: (i) the cash flows produced by the building, property or business; (ii) the creditworthiness of the borrower; and (iii) the value of the real estate or other assets serving as collateral.

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

The FDIC maintains the DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions, including FirstMerit Bank. In 2011, the FDIC substantially modified fee assessments including changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, as well as the basis for assessing the risks charge components of such assessments. We cannot provide assurance as to future changes in DIF assessment rates or methodologies or their effects on us. Increases in DIF assessment rates may materially adversely affect our results of operations, and the earning available to dividend to the Corporation. Additional information regarding the FDIC’s proposed changes to DIF assessment rates is provided in Item 1. Business, in the section captioned "Regulation and Supervision — Deposit Insurance."

Changes to rules relating to debit card interchange fees may have a material adverse effect on our business, results of operations and financial condition.

Pursuant to Section 1075 of the Dodd-Frank Act (the “Durbin Interchange Amendment”), the Federal Reserve has issued rules relating to debit card interchange fees, network exclusivity and transaction routing. Specifically, the Durbin Interchange Amendment directs the Federal Reserve Board to establish standards for assessing whether the amount of any interchange fee that an issuer receives or charges with respect to a debit card transaction is “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” The Durbin Interchange Amendment directs the Federal Reserve to consider, when prescribing regulations, the functional similarity between debit card transactions and check transactions and to distinguish between the incremental cost incurred by the issuer for the issuer’s role in the authorization, clearance, and settlement of a particular debit transaction, which shall be considered in setting the standard, and other costs incurred by an issuer that are not specific to a particular debit transaction, which shall not be considered in setting the standard. The Federal Reserve adopted rules implementing the Durbin Interchange Amendment effective October 2011. We have estimated that these rules decreased our revenue by $9.5 million and $3.6 million in 2012 and 2011, respectively.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were eliminated by the Federal Reserve's repeal of Regulation Q, as authorized by the Dodd-Frank Act. As a result, financial institutions may offer interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense could increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation. The immediate effects of this change are reduced by currently low interest rates, and FDIC guarantees of all transaction account balances, provided such accounts do not pay interest. It is likely that our deposit cost will rise as a result of these changes, especially when short-term interest rates increase, and following the expiration of the FDIC's transaction account guarantee program at the end of 2012.

Our business strategy includes planned growth. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

During 2010, we undertook three significant acquisitions, which established a Chicago footprint consisting of 46 branch locations. Although we made no new acquisitions in 2011, we continue to pursue a growth strategy both within our existing markets and in new markets. Following this strategy, in September 2012, we agreed to acquire Citizens. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking significant growth. We cannot guarantee that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations, even if only on a short-term basis. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated or fail to successfully integrate newly acquired operations, our operating results could be materially adversely affected. See ”Risks Relating to the Citizens Acquisition” for more information.

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

The market areas in Chicago, Illinois served by the assets and branches we acquired during 2010 are areas in which we previously did not conduct significant banking activities. Similarly, Citizens serves market areas where we do not conduct significant banking activities. Our ability to compete effectively in these new markets will depend on our ability to understand the local market and competitive dynamics and identify and retain key employees who know these markets. We may also encounter obstacles when incorporating the acquired operations with our operations and management.

Our loans, deposits, fee businesses and employees have increased as a result of our organic growth and acquisitions. Our failure to successfully manage and support this growth with sufficient human resources, training and operational, financial and technology resources in challenging markets and economic conditions could have a material adverse effect on our operating results and financial condition. We may not be able to sustain our historical growth rates. See ”Risks Relating to the Citizens Acquisition” for more information.

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

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management's attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets or products where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	the introduction of new products and services into our business;

•	the creation and possible impairment of goodwill associated with an acquisition potential short-term decreases in profitability; and

•	the risk of loss of key employees and customers.

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

We have made two FDIC assisted acquisitions, both with loss sharing agreements with the FDIC. As of December 31, 2012, total assets under loss sharing agreements, or "covered assets," with the FDIC was $1.1 billion. We may consider additional opportunities to acquire the assets and liabilities of failed banks in FDIC assisted transactions, which present the risks of acquisitions, generally, as well as some risk specific to these transactions. Although these FDIC assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss sharing agreements, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, FDIC assisted transactions may require additional resources and time, costs related to integration of personnel and operating systems, the establishment of processes and time required to service acquired assets including acquired problem loans, require us to raise additional capital, which may be dilutive to our existing shareholders. Loss sharing agreements with the FDIC also involves additional reporting to and examination by the FDIC of our performance under the loss sharing agreements. Loss sharing assets create volatility in earnings based on performance of assets covered by loss sharing agreements. In general, the receivable from the FDIC is reduced with an adverse effect on earnings as performance of covered assets improves versus expectations, which adversely affect our net income for the related periods. If we are unable to manage these risks, FDIC assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits comprised approximately 88.31% of total deposits at December 31, 2012. Additional available unused wholesale sources of liquidity include advances from the Federal Home Loan Bank of Cincinnati, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers, the internet and listing services. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.7 billion at December 31, 2012. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Our access to liquidity sources could be reduced, among other things, in the event of a negative regulatory action against us, which could limit our use of brokered deposits or the rates we could pay on deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Basel III proposals include liquidity requirements. It is uncertain how or when these proposals may be implemented by our regulators and how such proposals will affect the Corporation.

Our liquidity on a parent-only basis is affected by dividends available from our subsidiaries, primarily FirstMerit Bank. At December 31, 2012, FirstMerit Bank could pay dividends of $125.5 million without prior regulatory approval. Alternative sources of liquidity may be available to us in the markets from the sale of debt or equity, depending upon market conditions at the time.

The primary source of our income from which we pay dividends is the receipt of dividends from FirstMerit Bank, which is subject to regulatory restrictions on its payment of dividends.

The availability of dividends from FirstMerit Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of FirstMerit Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that FirstMerit Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our preferred and common shares. Our failure to pay dividends on our preferred shares and common shares could have a material adverse effect on the market price of our common shares. Additional information regarding dividend restrictions is provided in Item 1. Business in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates.”

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may rely upon the customer’s audited financial statements and their conformity with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The majority of our customers are comprised of consumers and small and medium sized businesses that may not have the same sophisticated internal controls and financial reporting systems as larger businesses. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, or on other financial information that is inaccurate or incomplete.

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

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability. In addition, comprehensive regulation of the over-the-counter derivatives market being implemented under the Dodd-Frank Act may adversely affect our treatment of these transactions and increase our costs of engaging in derivative transactions.

We are subject to examinations and challenges by tax authorities.

In the normal course of business, we, as well as our subsidiaries, are routinely subject to examinations from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions relate to various matters, such as tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers and potential adverse effects on our results of operations.

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

From time to time, we may hire employees who may be parties to non-solicitation or non-competition agreements with one or more of our competitors. Although we expect that all such employees will comply with the terms of their non-solicitation agreements, it is possible that if customers of our competitors choose to move their business to us, or employees of our competitor seek employment with us, even without any action on the part of any employee bound by any such agreement, that one or more of our competitors may choose to bring a claim against us and our employee. Such actions, at a minimum, will take time and involve costs to defend and resolve, and distract the employee from revenue producing work.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems, including cyber attacks or otherwise, could severely harm our business.

As part of our business we collect, process, and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, cyber attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

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

Under Dodd-Frank and proposed bank rules, we will be required to perform periodic internal stress testing, which may result in increased capital needs depending on the risk indicated from the stress testing.

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

Certain provisions contained in our amended and restated articles of incorporation and amended and restated code of regulations and Ohio law could delay or prevent the removal of directors and other management and could make a merger, tender offer or proxy contest involving us that you may consider to be in your best interest more difficult.  For example, these provisions:

•	allow our Board of Directors to issue preferred shares without shareholder approval;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nomination for election to the Board of Directors.

These provisions, as well certain aspects of the BHCA and other governing statutes and regulations, may discourage potential takeover attempts, discourage bids for our common shares at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of our common shares.

These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board of Directors.

Consumers may decide not to use banks to complete their financial transactions, and increased nonbank competition could adversely affect us.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, and increased competition for banking services could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits, which could adversely affect our financial condition and results of operation.

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

Acts of war or terrorism could have a significant adverse impact on economic conditions and business activity generally, including inflation and therefore on our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value and liquidity of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of our depositors to maintain their deposits. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business that, in turn, could have a material adverse effect on our growth, financial condition and results of operations.

RISKS RELATING TO THE CITIZENS ACQUISITION

The success of our acquisition of Citizens will depend on a number of uncertain factors.
Consummation of our acquisition ("the Acquisition"), of Citizens is subject to receipt of required regulatory approvals, including approvals of the Federal Reserve and the OCC, and the satisfaction of other closing conditions. The success of the Acquisition will depend on a number of factors, including, without limitation:

•
the necessary regulatory approvals to consummate the Acquisition not containing terms, conditions or restrictions that will be detrimental to, or have a material adverse effect on, the Corporation or FirstMerit Bank;

•	our ability to successfully integrate Citizens into FirstMerit's current operations, including converting Citizens' products and systems to FirstMerit products and services;

•	our ability to retain Citizens' customers, and their loan, deposits and other businesses;

•	the credit quality of loans and other assets acquired from Citizens;

•	our ability to retain appropriate Citizens' personnel in connection with the Acquisition;

•	our ability to attract new deposits and to generate new interest earning assets in Citizens' former markets without incurring unacceptable credit or interest rate risk;

•	our ability to control noninterest expenses from Citizens in a manner that enables us to maintain a favorable overall efficiency ratio; and

•	our ability to earn acceptable levels of noninterest income, including fee income, from Citizens' former customers.
No assurance can be given that we will be able to integrate Citizens successfully, that the Acquisition will not expose us to unknown material liabilities, that the operation of Citizens former business will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in new market areas, or that we will be able to manage growth resulting from the Acquisition effectively. The difficulties or costs we may encounter in the integration could materially and adversely affect our earnings and financial condition.

Deposit and loan run-off rates could be substantially different than what we have projected in connection with our planning for the Acquisition and the integration of Citizens.
Deposit run-off is expected to occur following the closing of the Acquisition. While we believe we assumed a reasonable deposit run-off rate for purposes of valuing the transaction, actual run-off could be higher. Similarly, we may lose loan relationships acquired in the Acquisition.
We will need to convert Citizens' products and systems to our products and systems. Problems or errors in the customer account conversion process, and customer interface required to replace certain Citizens products and services with comparable products and services of FirstMerit Bank, could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to cost-effectively service particular Citizens' loans, deposits or other products or services with special features. An unanticipated increase in customer run-off rates could increase the effective cost to us of the Acquisition.

The credit quality of loans associated with the Acquisition may be poorer than expected, which would require us to increase our allowance for loan losses and negatively affect our earnings.
On September 12, 2012, we and Citizens entered into an Agreement and Plan of Merger ("the Merger Agreement"). Pursuant to the Merger Agreement, FirstMerit Bank will acquire Citizens' loans, which were approximately $5.4 billion at September 30, 2012. As part of our due diligence on Citizens, we reviewed samples of Citizens' loans and made estimated marks for credit and interest risks. Our examination of these loans was made using the same criteria, analysis and collateral evaluations that we have traditionally used in the ordinary course of our business. However, no assurance can be given as to the future performance of Citizens' loans.
We face risks related to lending funds acquired in the Acquisition.
Our and FirstMerit Bank's strategic plan focuses on the continued development and growth of a diversified loan portfolio, with emphasis on commercial loans made to borrowers within FirstMerit Bank's market areas. Certain risks are inherent in the lending function, including a borrower's inability to pay, insufficient collateral coverage and changes in interest rates. Repayment risk on commercial loans arises from changing economic conditions in particular geographic areas, businesses or industries that impair the operating performance of commercial borrowers. Risks associated with commercial real estate loans and general business loans also include changes in general economic conditions that affect underlying collateral values. Consumer loans also are subject to repayment risk and undercollateralization (in the case of secured consumer loans) caused by changing economic conditions.
Termination of the Merger Agreement may negatively affect us.
If the Merger Agreement is terminated, we may suffer adverse consequences, including the adverse impact on our business due to the focus of management on the Acquisition, without realizing any of the anticipated benefits of completing the Acquisition, as well as a decline in the market price for our securities (including our subordinated notes), to the extent that the market price prior to termination reflects a market assumption that the Acquisition will be completed. The Merger Agreement also contains certain termination rights for both FirstMerit and Citizens, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay to the other party a termination fee of $37.5 million and the other party's fees and expenses. If the Merger Agreement is terminated, we will not purchase the Citizens TARP Preferred, and we will be required to redeem the subordinated notes we recently sold to finance the repurchase of the Citizens TARP preferred.

We may fail to realize all the anticipated benefits of the Acquisition.
The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the our business and Citizens' and to combine our business and Citizens' in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Citizens nor decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, we must successfully combine our business and Citizens' business. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Acquisition may not be realized fully or at all or may take longer to realize than expected.
We and Citizens have operated and, until the completion of the Acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, which could adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Acquisition. The anticipated cost savings from the Acquisition are largely expected to derive from our absorption of many of Citizens' back-office and other duplicative administrative functions. It is possible that the integration process could result in the loss of key employees who may then receive severance benefits, the disruption of each company's ongoing business that adversely affects our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Acquisition. Integration efforts between the two companies will also require significant management attention and resources that will not be available for normal operations. In addition, the Acquisition and integration will result in us entering several markets where we do not currently have a meaningful presence and could result in deposit and other customer losses. An expected benefit from the Acquisition is an expected increase in the revenues of the combined company from anticipated sales of our wider variety of financial products and services, and from increased lending out of the combined company's larger capital base and legal lending limits. An inability to successfully market our products to Citizens' customer base could cause the earnings of the combined company to be less than anticipated. Integration matters and the transition to us could have an adverse effect on each of Citizens and us during the pre-Acquisition transition period and on us for an undetermined period after consummation of the Acquisition.
The Acquisition is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on us following the Acquisition.
Before the Acquisition may be completed, various approvals or consents must be obtained from the Federal Reserve and the OCC, which may impose conditions on the completion of the Acquisition or require changes to the terms of the Acquisition. Such conditions or changes could delay completion of the Acquisition or impose additional costs on us or limit our revenues following the Acquisition and might have a material adverse effect on our business, financial condition or results of operations following the Acquisition. The OCC's approval of the Acquisition is a condition to the Acquisition.
We will be expanding our operations into new geographic areas.
Portions of the market areas represented by Citizens, including those in Michigan and Wisconsin, are areas in which we currently conduct limited or no banking activities. In particular, Citizens has significant operations in Michigan, where we have a very limited presence. We must effectively integrate these new markets to retain and expand the business currently conducted by Citizens. Our ability to compete effectively in the new markets will be dependent on our ability to understand the local market and competitive dynamics and identify and retain employees from Citizens who know their markets and customers better than we do.

RISKS RELATED TO THE LEGAL AND REGULATORY ENVIRONMENT

Our earnings are significantly affected by government fiscal and monetary policies.

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Corporation and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. In recent years, the Federal Reserve has taken extraordinary monetary actions. The Federal Reserve has stated that it intends to keep the target federal funds rate at 0 - 0.25% to 2014 and until unemployment and inflation reach targeted levels, and has engaged in major securities purchases and efforts to change the yield curve. See Item 1: "Business - Fiscal and Monetary Policies."

The nature and timing of any changes in such policies and their effect on the Corporation and the Bank cannot be predicted.
New legislation, regulations and increased regulatory oversight may significantly affect our earnings and financial condition.

Various legislative and regulatory proposals regarding substantial changes in banking, and the regulation of banks, thrifts and other financial institutions, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the federal government, Congress and various state governments, including states where we operate. Extensive rulemaking is required by the Dodd-Frank Act, which is only partially completed, and where continuing new rules and changes are expected. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions.
The Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including us and FirstMerit Bank, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution's consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act creates the Consumer Financial Protection Bureau as a new agency empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to "claw back" incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

Many provisions of the Dodd-Frank Act have yet to be implemented and will require interpretation and rulemaking by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process, related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

Deficiencies in foreclosure documentation by several large seller/servicer financial institutions and related settlements and regulatory enforcement actions as well as state attorney generals regulatory agencies have raised various concerns relating to mortgage foreclosure practices in the United States.

The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages, in our primary markets in Ohio, Illinois and Pennsylvania. We service loans for Fannie Mae and Freddie Mac. We have reviewed our foreclosure procedures and concluded they do not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

As it relates to loans sold by our residential mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.

Although we believe that our mortgage documentation and procedures have been appropriate, it is possible that we will receive repurchase requests from our mortgage purchasers, including Fannie Mae and Freddie Mac in the future and we may not be able to reach favorable settlements with respect to such requests. It is therefore possible that we may increase our reserves or may sustain losses associated with such loan repurchases and indemnification payments. As of December 31, 2012, the amount of our mortgage repurchase reserves was $1.5 million.

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

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Financial institutions like FirstMerit are facing a growing number of significant class actions, including claims based on the manner of calculation of interest on loans and the assessment of overdraft fees. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages, disgorgement of previously earned, current or future profits, or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. Additional information regarding litigation is included in Note 19 (Commitments and Contingencies) to the consolidated financial statements and in Item 3. Legal Proceedings.

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

FirstMerit Bank

FirstMerit Bank operates 196 branches, which include 148 branches in Ohio, 44 branches in Chicago, Illinois and four branches in Western Pennsylvania. The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying or utilizing approximately 195,000 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 123 of FirstMerit Bank's other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 73 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of FirstMerit Bank's loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

For additional information on litigation, see Note 19 (Commitments and Contingencies) in the notes to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following persons were the executive officers of FirstMerit as of February 28, 2013. Unless otherwise stated, each listed position was held on January 1, 2008.

Name	Age	Date Appointed To FirstMerit	Position and Business Experience
Paul G. Greig	57	05/18/2006	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007.
Sandra E. Pierce	54	02/01/2013	Vice Chairman of FirstMerit and Chairman of FirstMerit, Michigan; previously President and Chief Executive Officer of Charter One Bank Michigan from 2004 through June 30, 2012
Terrence E. Bichsel	63	09/16/1999	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
N. James Brocklehurst	47	07/07/2010	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Mark DuHamel	55	02/16/2005	Executive Vice President, Treasurer.
David G. Goodall	47	11/19/2009	Executive Vice President, Commercial Banking since November 11, 2009; previously was President and Chief Executive Officer of National City Business Credit, Inc.
Carlton E. Langer	58	02/21/2013
Senior Vice President, Chief Legal Officer and Corporate Secretary of FirstMerit since February 21, 2013; previously Senior Vice President, Assistant Counsel and Assistant Secretary FirstMerit, and Senior Vice President and Assistant General Counsel of National City Bank and its successor PNC.

Christopher J. Maurer	63	05/22/1999	Executive Vice President, Chief Human Resources Officer.
Mark D. Quinlan	52	01/02/2013	Executive Vice President and Chief Information Officer of FirstMerit since January 2, 2013; previously Executive Vice President, Chief Information and Operations Officer of Associated Banc-Corp.
William P. Richgels	62	05/01/2007	Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President and Senior Credit Officer of JPMorganChase.
Michael G. Robinson	49	08/01/2012	Executive Vice President, Wealth Management since August 1, 2012; previously Managing Director in Asset Management of JPMorgan Private Bank.
Judith A. Steiner	51	07/01/2008	Executive Vice President, Chief Risk Officer since February 1, 2013; previously Executive Vice President, Secretary, General Counsel and Chief Risk Officer of FirstMerit.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

FirstMerit's common shares are quoted on the NASDAQ under the trading symbol "FMER". The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:

Stock Performance and Dividends (1)
			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value (2)
March 31, 2011	$20.48	$16.03	$0.16	$13.98
June 30, 2011	17.81	15.40	0.16	14.19
September 30, 2011	17.25	9.98	0.16	14.38
December 31, 2011	15.65	10.70	0.16	14.33
March 31, 2012	17.50	15.27	0.16	14.51
June 30, 2012	17.20	14.60	0.16	14.60
September 30, 2012	17.19	14.71	0.16	14.82
December 31, 2012	14.95	12.95	0.16	15.00

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

On February 21, 2013, there were 7,022 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common shares during the fourth quarter of the 2012 fiscal year.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (2)
Balance at September 30, 2012				396,272
October 1 - October 31, 2012	632	$24.51	—	396,272
November 1 - November 30, 2012	5,720	20.45	—	396,272
December 1 - December 31, 2012	5,360	20.66	—	396,272
Balance at December 31, 2012	11,712	$20.76	—	396,272

(1)    Reflects 11,712 common shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted common shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the fourth quarter of 2012.

(2)    On January 19, 2006, the Board of Directors authorized the repurchase of up to three million shares (the "New Repurchase Plan"). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)
Results of Operations
Interest income	$510,683	$538,256	$542,370	$459,527	$553,826
Conversion to fully-tax equivalent	11,158	9,687	9,082	6,869	5,976
Interest income*	521,841	547,943	551,452	466,396	559,802
Interest expense	38,853	58,629	83,851	110,763	197,637
Net interest income*	482,988	489,314	467,601	355,633	362,165
Provision for noncovered loan losses	33,976	54,035	83,783	98,433	58,603
Provision for covered loan losses	20,722	20,353	4,432	—	—
Net interest income after provision for loan losses*	428,290	414,926	379,386	257,200	303,562
Other income	223,604	224,757	212,556	210,301	201,436
Other expenses	453,613	464,345	442,860	352,817	330,633
Income before federal income taxes*	198,281	175,338	149,082	114,684	174,365
Federal income taxes	53,017	46,093	37,091	25,645	48,904
Fully-tax equivalent adjustment	11,158	9,687	9,082	6,869	5,976
Federal income taxes*	64,175	55,780	46,173	32,514	54,880
Net income	$134,106	$119,558	$102,909	$82,170	$119,485
Per share:
Basic net income**	$1.22	$1.10	$1.02	$0.90	$1.46
Diluted net income**	1.22	1.10	1.02	0.90	1.46
Cash dividends	0.64	0.64	0.64	0.77	1.16
Performance Ratios
Return on total average assets	0.92%	0.82%	0.76%	0.76%	1.13%
Return on average common shareholders' equity	8.34%	7.72%	7.82%	8.09%	12.76%
Net interest margin - tax-equivalent basis	3.69%	3.84%	3.98%	3.58%	3.72%
Efficiency ratio	64.28%	65.74%	64.76%	62.95%	58.78%
Book value per common share	$15.00	$14.33	$13.86	$12.25	$11.58
Average shareholders' equity to total average assets	11.00%	10.68%	9.73%	9.73%	8.87%
Dividend payout ratio	52.46%	58.18%	62.75%	85.56%	79.45%
Balance Sheet Data
Total assets (at year end)	$14,913,012	$14,441,702	$14,134,714	$10,539,902	$11,100,026
Long-term debt (at year end)	136,883	203,462	326,007	740,105	1,344,195
Daily averages:
Total assets	$14,620,627	$14,495,330	$13,524,351	$10,794,350	$10,549,442
Earning assets	13,072,691	12,728,724	11,756,985	9,925,234	9,729,909
Deposits and other funds	12,679,543	12,637,139	11,868,245	9,475,734	9,424,132
Shareholders' equity	1,608,108	1,548,353	1,315,621	1,049,925	936,088
* Fully tax-equivalent basis
** Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following commentary presents a discussion and analysis of the FirstMerit Corporation's (the "Corporation") financial condition and results of operations by its management ("Management"). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2012, 2011 and 2010. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

HIGHLIGHTS OF 2012 PERFORMANCE

Earnings Summary

FirstMerit Corporation reported fourth quarter 2012 net income of $38.2 million, or $0.35 per diluted share. This compares with $35.0 million, or $0.32 per diluted share, for the third quarter 2012 and $30.5 million, or $0.28 per diluted share, for the fourth quarter 2011. For the full year 2012, the Corporation reported net income of $134.1 million, or $1.22 per diluted share, compared with $119.6 million, or $1.10 per diluted share in 2011.

Returns on average common equity ("ROE") and average assets ("ROA") for the fourth quarter 2012 were 9.30% and 1.03%, respectively, compared with 8.60% and 0.94%, respectively, for the third quarter 2012 and 7.70% and 0.83% for the fourth quarter 2011.

Net interest margin was 3.58% for the fourth quarter 2012 compared with 3.66% for the third quarter 2012 and 3.85% for the fourth quarter 2011. Despite the Corporation's continued success in reducing deposit costs in the quarter through an improved mix of core deposits, downward pressure on earning asset yields were responsible for a compression in the net interest margin of 8 basis points compared with the third quarter of 2012.

Average noncovered loans during the fourth quarter 2012 increased $258.7 million, or 3.16%, compared with the third quarter 2012 and also increased $770.3 million, or 10.04%, compared with the fourth quarter 2011. Average noncovered commercial loans increased $156.8 million, or 2.88%, compared with the prior quarter, and increased $551.0 million, or 10.91%, compared with the year ago quarter.

Average deposits were $11.6 billion during the fourth quarter 2012, an increase of $3.2 million, or 0.03%, compared with the third quarter 2012, and an increase of $178.5 million, or 1.56%, compared with the fourth quarter 2011. During the fourth quarter 2012, average core deposits, which exclude time deposits, increased $109.1 million, or 1.08%, compared with the third quarter 2012 and $598.6 million, or 6.25%, compared with the fourth quarter 2011. Average time deposits decreased $105.9 million, or 6.93%, and decreased $420.1 million, or 22.80%, respectively, over prior and year-ago quarters. The Corporation continues to emphasize growth in lower cost deposit products and decrease its reliance on certificates of deposit accounts to support balance sheet growth. For the fourth quarter 2012, average core deposits accounted for 87.73% of total average deposits, compared with 86.82% for the third quarter 2012 and 83.86% for the fourth quarter 2011.

Average investments decreased $6.8 million, or 0.18%, compared with the third quarter 2012 and increased $206.3 million, or 5.93% compared with the fourth quarter 2011.

Net interest income on a fully tax-equivalent ("FTE") basis was $119.1 million in the fourth quarter 2012 compared with $120.7 million in the third quarter 2012 and $123.6 million in the fourth quarter 2011.

Noninterest income, excluding gains on securities transactions of $2.4 million, for the fourth quarter 2012 was $59.2 million, an increase of $4.9 million, or 8.93%, from the third quarter 2012 and an increase of $5.3 million, or 9.79%, from the fourth quarter 2011. The increase in noninterest income in the fourth quarter of 2012 was mainly attributable to a $5.0 million gain on covered loans paid in full.

Other income, net of $2.4 million in securities gains, as a percentage of net revenue for the fourth quarter 2012 was 33.21% compared with 31.05% for third quarter 2012 and 30.38% for the fourth quarter 2011. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter 2012 was $112.2 million, an increase of $3.6 million, or 3.31%, from the third quarter 2012 and a decrease of $11.7 million, or 9.44%, from the fourth quarter 2011. Included in noninterest expense in the fourth quarter of 2012 were professional and legal fees of $1.0 million associated with the proposed acquisition of Citizens as well as $2.3 million of fees related to the early termination of Federal Home Loan Bank advances. FDIC expense decreased $3.4 million from the prior year ago quarter. Included in noninterest expense in the fourth quarter of 2011 was $4.9 million of fees related to the early termination of repurchase agreements and Federal Home Loan Bank advances as part of the Corporation's investment portfolio repositioning strategy and $1.3 million of expense related to an increase in the liability associated with the sale of the Corporation's Visa Class B shares in 2008.

During the fourth quarter 2012, the Corporation reported an efficiency ratio of 62.65%, compared with 61.75% for the third quarter 2012 and 69.46% for the fourth quarter 2011.

Net noncovered charge-offs totaled $7.1 million, or 0.34% of average noncovered loans in the fourth quarter 2012, compared with $14.9 million, or 0.72% of average noncovered loans, in the third quarter 2012 and $13.8 million, or 0.71% of average noncovered loans, in the fourth quarter 2011. As a result of guidance from the OCC, during the third quarter of 2012, $10.6 million of consumer loans were identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower had not reaffirmed the debt. These loans were reclassified from performing loans to nonaccrual status and consisted of $6.7 million of first mortgages, $1.0 million of junior liens and $2.9 million of automobile loans, and net loan charge-offs of $2.8 million were recognized in the third quarter of 2012.

Nonperforming assets totaled $50.2 million at December 31, 2012, a decrease of $13.8 million, or 21.59%, compared with September 30, 2012 and a decrease of $30.9 million, or 38.07%, compared with December 31, 2011. Nonperforming assets at December 31, 2012 represented 0.57% of period-end noncovered loans plus other real estate compared with 0.77% at September 30, 2012 and 1.04% at December 31, 2011.

The allowance for noncovered loan losses totaled $98.9 million at December 31, 2012. At December 31, 2012, the allowance for noncovered loan losses was 1.13% of period-end noncovered loans compared with 1.19% at September 30, 2012 and 1.39% at December 31, 2011. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.20% of period end noncovered loans at

December 31, 2012, compared with 1.26% at September 30, 2012 and 1.47% at December 31, 2011. The allowance for credit losses to nonperforming loans was 284.50% at December 31, 2012, compared with 208.11% at September 30, 2012 and 176.50% at December 31, 2011.

The Corporation's total assets at December 31, 2012 were $14.9 billion, an increase of $284.2 million, or 1.94%, compared with September 30, 2012 and an increase of $471.3 million, or 3.26%, compared with December 31, 2011.

Total deposits were $11.8 billion at December 31, 2012, an increase of $227.0 million, or 1.97%, from September 30, 2012 and an increase of $327.8 million, or 2.87%, from December 31, 2011. Core deposits totaled $10.4 billion at December 31, 2012, an increase of $328.7 million, or 3.27%, from September 30, 2012 and an increase of $695.6 million, or 7.18%, from December 31, 2011.

Shareholders' equity was $1.6 billion at December 31, 2012, September 30, 2012, and December 31, 2011. The Corporation maintained a strong capital position as tangible common equity to assets was 8.16% at December 31, 2012, compared with 8.18% at September 30, 2012 and 7.86% at December 31, 2011. The common cash dividend per share paid in the fourth quarter 2012 was $0.16.
LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 16 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the twelve months ended December 31, 2012, 2011 and 2010.

December 31, 2012	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$261,907	$207,907	$17,444	$(4,270)	$482,988
Provision for loan losses	32,319	10,008	(626)	12,997	54,698
Other income	67,606	103,279	32,996	19,723	223,604
Other expenses	159,525	221,297	39,296	33,495	453,613
Net income (loss)	87,318	51,922	7,650	(12,784)	134,106
AVERAGES :
Assets	6,424,226	2,952,280	238,805	5,005,316	14,620,627
Loans (noncovered and covered)	6,391,189	2,674,997	225,018	65,876	9,357,080
Earnings assets	6,493,713	2,707,632	225,044	3,646,302	13,072,691
Deposits	3,284,722	7,416,982	709,786	142,308	11,553,798
Economic Capital	404,005	212,409	49,313	942,381	1,608,108

December 31, 2011	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$268,349	$225,580	$18,764	$(23,379)	$489,314
Provision for loan losses	38,830	21,672	3,479	10,407	74,388
Other income	57,940	103,248	31,684	31,885	224,757
Other expenses	148,338	235,339	40,004	40,664	464,345
Net income (loss)	88,379	46,681	4,527	(20,029)	119,558
AVERAGES :
Assets	6,203,526	2,935,699	240,952	5,115,153	14,495,330
Loans (noncovered and covered)	6,201,990	2,661,910	227,710	64,363	9,155,973
Earnings assets	6,281,589	2,712,133	228,191	3,506,811	12,728,724
Deposits	3,027,329	7,500,213	644,879	240,080	11,412,501
Economic Capital	368,434	223,772	50,871	905,276	1,548,353

December 31, 2010	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$252,172	$214,118	$19,548	$(19,187)	$466,651
Provision for loan losses	54,065	36,249	2,668	(4,767)	88,215
Other income	46,876	114,497	32,596	18,587	212,556
Other expenses	110,261	224,334	39,604	68,661	442,860
Net income (loss)	86,545	44,220	6,416	(34,272)	102,909
AVERAGES :
Assets	5,404,883	2,983,395	278,143	4,857,930	13,524,351
Loans (noncovered and covered)	5,394,135	2,698,502	266,522	170,144	8,529,303
Earnings assets	5,456,316	2,742,696	266,835	3,291,138	11,756,985
Deposits	2,516,201	7,015,468	578,876	339,886	10,450,431
Economic Capital	308,547	223,304	36,881	746,889	1,315,621

2012 compared with 2011

The commercial segment's net income decreased $1.1 million to $87.3 million for the year-ended 2012. FTE adjusted net interest income totaled $261.9 million for the year-ended 2012 compared to $268.3 million for the year-ended 2011, a decrease of $6.4 million, or 2.40% The decrease was primarily attributable to a $425.7 million decrease in covered loan balances, offset by the $614.9 million increase in noncovered loan balances. Additionally, deposit spreads decreased, offsetting strong growth in deposit balances, which grew $257.4 million to $3.3 billion. Provision for credit losses for the commercial segment totaled $32.3 million for the year-ended 2012 compared to $38.8 million for the year-ended 2011, a decrease of $6.5 million, or 16.77%. The decrease in the provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $6.5 million to $23.2 million for the year-ended 2012. The remaining provision was attributable to the substantial loan growth. Non-interest income was $67.6 million for the year-ended 2012 compared to $57.9 million for the same period in 2011. The increase was primarily attributable to higher syndication fees, swap fees, merchant fees and letter of credit fees. Non-interest expense for the commercial segment was $159.5 million for the year-ended 2012 compared to $148.3 million for the year-ended 2011. The increase in expenses was primarily attributable to a change in the FDIC assessment calculation from using deposit balances to risk-weighted assets. Additionally, expenses are higher due to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets, and treasury management, - but were offset by management's efficiency initiative, which is described in detail in Note 2 (Restructuring) in the notes to the consolidated financial statements.
    The retail segment's net income increased $5.2 million for the year-ended 2012 to $51.9 million. FTE adjusted net interest income totaled $207.9 million for the year-ended 2012 compared to $225.6 million for the year-ended 2011, a decrease of $17.7 million, or 7.83%. The decrease was primarily attributable to a $48.8 million decrease in covered loan balances. Such decrease in loan yields was partially offset by a 17 basis point decrease in deposit spreads due to lower deposit rates and a decline in deposit balances of $83.2 million from 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $10.0 million for the year-ended 2012 compared to $21.7 for the same period in 2011, a decrease of $11.7 million, or 53.82%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $7.7 million to $19.3 million for the year-ended 2012. Non-interest income was unchanged at $103.3 million. Strong mortgage origination and loan sales income offset the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on interchange fees. Non-interest expense was $221.3 million for the year-ended 2012 compared to $235.3 million for the year-ended 2011. The decrease in expenses was primarily attributable management's efficiency initiative coupled with a change in FDIC assessment methodology. The internal allocations were shifted from allocating based upon deposits to an allocation based upon risk-weighted assets.
The wealth segment's net income of $7.7 million for the year-ended 2012 increased $3.1 million from the same period 2011. The increase was attributable to lower provision for loan losses. Deposits grew $64.9 million to $709.8 million as of December 31, 2012. Non-interest expense was $39.3 million for the year-ended 2012 compared to $40.0 million for the year-ended 2011.
Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the parent company, community development operations, FirstMerit's treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The other segment recorded a net loss of $12.8 million for the year-ended 2012, which was better than prior year's net loss of $20.0 million.  The decrease in losses was primarily attributable to lower expenses driven by Management's efficiency initiative.   Additionally, net interest income was higher due to the rate compression impact on internal funds transfer pricing.
2011 compared with 2010

The commercial segment's net income grew $1.8 million to $88.4 million. Net interest income totaled $268.3 million compared to $252.2 million for the same period in 2010, an increase of $16.2 million, or 6.42%. The increase was primarily attributable to three main factors: strong loan production resulting in growth in the non-covered loan portfolio; growth in Chicago driven in part by earning assets acquired via FDIC-assisted acquisitions; and an overall ability to gather interest-bearing deposits at lower rates. Provision for credit losses totaled $38.8 million compared to $54.1 million for the same period in 2010, a decrease of $15.3 million, or 28.18%. The decrease in the provision for loan losses reflected the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics. Non-interest income was $57.9 million compared to $46.9 million for the same period in 2010. The increase was primarily attributable to growth in merchant fees, commercial loan fees, and gains recognized from covered loans paid in full. Non-interest expense was $148.3 million compared to $110.3 million for the same period in 2010. The increase in expenses was primarily attributable to the three acquisitions in Chicago during 2010 which are described in detail in Note 3 (Business Combinations) to the consolidated financial statements.

The retail segment's net income of $46.7 million grew $2.5 million from 2010. Net interest income totaled $225.6 million compared to $214.1 million for the same period in 2010, an increase of $11.5 million or 5.37%. The increase was primarily attributable to earning assets acquired via acquisitions in Chicago coupled with strong deposit growth in our established markets. The Retail bank was able to grow deposits in 2011 despite historically low interest rates. They also executed on a plan to shift the mix from higher cost time deposits to lower cost core deposits. The growth in assets and deposits was partially offset by lower earnings credit for deposits due to lower interest rates. Provision for credit losses totaled $21.7 million compared to $36.2 million for the same period in 2010, a decrease of $14.5 million, or 40.00%. The decrease in the provision for loan losses reflected the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics. Non-interest income was $103.2 million compared to $114.5 million for the same period in 2010, a decrease of $11.3 million, or 9.87%. The decrease was primarily attributable to lower Mortgage fee income driven by impairment on mortgage servicing rights and lower gains on sale of Mortgage loans. Also contributing to lower non-interest income were the effects of Reg E on NSF/OD charges, as well as the effects of the Durbin Interchange Amendment on ATM interchange fees. Non-interest expense was $235.3 million compared to $224.3 million for the same period in 2010. The increase in expenses was primarily attributable to expansion in Chicago.

The wealth management segment's net income of $4.5 million decreased $1.9 million from 2010. The decrease was attributable to lower annuity sales income as a result of the lower interest rate environment, offset partially by higher trust department income from growth in assets under management and administration. Also contributing to lower income was higher loan provision expense. Non-Interest Expense is consistent with the same period in 2010.

The Other line of business recorded net loss before income taxes of ($20.0) million was $14.2 million lower than the same period in 2010. The decrease was primarily attributable to net gains on investment securities of $11.1 million in 2011 compared to $0.9 million in 2010. The sale was a component of a balance sheet re-positioning strategy (noted in the Results of Operation section).

Non-GAAP Financial Measures
The table below presents computations of earnings (loss) and certain other financial measures including "tangible common equity," "Tier 1 common equity", "tangible common equity to tangible assets ratio", "Basel III Tier 1 common ratio", "fee income ratio" and "efficiency ratio", all of which are non-GAAP measures. The table below also reconciles the U.S. GAAP performance measures to the corresponding non-GAAP measures. Management believes these non-GAAP financial measures enhance an investor's understanding of the business by providing a meaningful base for period-to-period comparisons, assisting in operating results analysis, and predicting future performance on the same basis as applied by Management and the Board of Directors. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of operating budgets

•	Monthly financial performance reporting

•	Monthly, quarterly and year-to-date assessment of the Corporation's business

•	Monthly close-out reporting of consolidated results (Management only)

•	Presentations to investors of corporate performance

Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and Bank Holding Company ("BHC") capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve's Comprehensive Capital Analysis and Review ("CCAR") process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the Tier 1 common equity measure. Because tangible common equity and Tier 1 common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators may assess the Corporation's capital adequacy using tangible common shareholders' equity and Tier 1 common equity, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on these same bases.
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
The Corporation currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. The U.S. bank regulatory agencies have not yet adopted final regulations governing the implementation of Basel III. Accordingly, the calculations provided below are estimates, based on the Corporation's current understanding of the framework, including the Corporation's reading of the requirements, and informal feedback received through the regulatory process. The Corporation's understanding of the framework is evolving and will likely change as the regulations are finalized. Because the Basel III implementation regulations are not formally defined by U.S. GAAP and have not yet been finalized and codified, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation's disclosed calculations. Since analysts and banking regulators may assess the Corporation's capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on the same basis.
The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as other expense divided by total revenue on a taxable equivalent basis. The fee income ratio (non-GAAP) is generally calculated as other income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Other expense may be presented excluding adjustments to arrive at adjusted other expense (non-GAAP), which is the numerator for the efficiency ratio. Other income may be presented excluding adjustments to arrive at adjusted other income (non-GAAP), which is the numerator for the fee income ratio. Net interest income on a taxable equivalent basis (non-

GAAP) and other income are added together to arrive at total adjusted revenue (non-GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee income and efficiency ratios. It is possible that the activities related to the adjustments may recur; however, Management does not consider the activities related to the adjustments to be indications of ongoing operations.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.

GAAP to Non-GAAP Reconciliations
		December 31, 2012	December 31, 2011
		(Dollars in thousands)
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$1,645,202	$1,565,953
Less:	Intangible assets	6,373	8,239
	Goodwill	460,044	460,044
	Preferred Stock	—	—
Tangible common equity (non-GAAP)		$1,178,785	$1,097,670
Total assets (GAAP)		14,913,012	14,441,702
Less:	Intangible assets	6,373	8,239
	Goodwill	460,044	460,044
Tangible assets (non-GAAP)		$14,446,595	$13,973,419
Tangible common equity to tangible assets ratio (non-GAAP)		8.16%	7.86%
Tier 1 common equity (1)
Shareholders' equity (GAAP)		$1,645,202	$1,565,953
Plus:	Net unrealized (gains) losses on available-for-sale securities	(55,418)	(53,725)
	Losses recorded in AOCI related to defined benefit postretirement plans	71,623	77,612
Less:	Goodwill	460,044	460,044
	Intangible assets	6,373	8,239
	Disallowed servicing asset	1,802	1,665
Tier 1 capital (regulatory)		1,193,188	1,119,892
Less:	Preferred Stock	—	—
Tier 1 common equity (non-GAAP)		$1,193,188	$1,119,892
Risk-weighted assets (regulatory)		$10,607,832	$9,754,573
Tier 1 common equity ratio (non-GAAP)		11.25%	11.48%
Basel III Tier 1 Common Ratio (2)
Shareholders' equity (GAAP)		$1,645,202	$1,565,953
Less:	Non-qualifying goodwill	460,044	460,044
	Non-qualifying intangible assets (3)	6,373	8,239
	Other adjustments (4)	1,802	1,665
Basel III tier 1 common equity (regulatory)		1,176,983	1,096,005
Basel III risk-weighted assets (regulatory) (5)		$10,607,832	$9,754,573
Basel III tier 1 common equity ratio (non-GAAP)		11.10%	11.24%

(1)
Tier 1 common equity is a measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews this measure along with other measures of capital as part of its internal financial analysis.

(2)	Estimate based on June 2012 U.S. Notices of Proposed Rulemaking.

(3)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.

(4)	These include adjustments to other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments.

(5)
FirstMerit continues to develop systems and internal controls to calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

GAAP to Non-GAAP Reconciliations, continued
		December 31, 2012	December 31, 2011
		(Dollars in thousands)
Fee Income and Efficiency Ratios
	Other expense (GAAP)	$453,613	$464,345
	Significant items:
	Efficiency Initiative	9,451	—
Less:	Intangible asset amortization	1,866	2,172
	Other intangible asset amortization	—	—
	Adjusted other expense (non-GAAP)	$442,296	$462,173
	Net interest income (FTE) (non-GAAP)	482,988	489,314
	Other income (GAAP)	223,604	224,757
	Significant Items:
	Securities gains	3,786	11,081
	Adjusted other income (non-GAAP)	219,818	213,676
	Adjusted revenue (non-GAAP)	$702,806	$702,990
	Fee income ratio (non-GAAP)	31.28%	30.40%
	Efficiency ratio (non-GAAP)	62.93%	65.74%

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollar in thousands)
ASSETS
Cash and due from banks	$366,815			$562,133			$728,723
Investment securities and federal funds sold:
U.S. treasury securities and U.S. government agency obligations (taxable)	2,825,283	$73,455	2.60%	2,869,664	$78,202	2.73%	2,554,538	$87,019	3.41%
Obligations of states and political subdivisions (tax exempt)	483,582	25,034	5.18%	378,834	21,277	5.62%	348,832	21,455	6.15%
Other securities and federal funds sold	383,420	11,575	3.02%	301,786	8,842	2.93%	300,700	8,508	2.83%
Total investment securities and federal funds sold	3,692,285	110,064	2.98%	3,550,284	108,321	3.05%	3,204,070	116,982	3.65%
Loans held for sale	23,326	960	4.12%	22,467	1,045	4.65%	23,612	1,162	4.92%
Noncovered loans, covered loans and loss share receivable	9,357,080	410,818	4.39%	9,155,973	438,579	4.79%	8,529,303	433,308	5.08%
Total earning assets	13,072,691	521,842	3.99%	12,728,724	547,945	4.30%	11,756,985	551,452	4.69%
Allowance for loan losses	(143,131)			(139,414)			(116,118)
Other assets	1,324,252			1,343,887			1,154,761
Total assets	$14,620,627			$14,495,330			$13,524,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	3,181,475	—	—%	2,969,137	—	—%	2,550,849	—	—%
Interest bearing	1,082,740	987	0.09%	893,062	816	0.09%	794,497	751	0.09%
Savings and money market accounts	5,724,330	20,563	0.36%	5,320,392	28,171	0.53%	4,303,815	31,912	0.74%
Certificates and other time deposits	1,565,253	11,723	0.75%	2,229,910	20,003	0.90%	2,801,270	32,713	1.17%
Total deposits	11,553,798	33,273	0.29%	11,412,501	48,990	0.43%	10,450,431	65,376	0.63%
Securities sold under agreements to repurchase	949,756	1,157	0.12%	925,803	3,344	0.36%	907,015	4,477	0.49%
Wholesale borrowings	175,989	4,423	2.51%	298,835	6,295	2.11%	510,799	13,998	2.74%
Total interest bearing liabilities	9,498,068	38,853	0.41%	9,668,002	58,629	0.61%	9,317,396	83,851	0.90%
Other liabilities	332,976			309,838			340,485
Shareholders' equity	1,608,108			1,548,353			1,315,621
Total liabilities and shareholders' equity	$14,620,627			$14,495,330			$13,524,351
Net yield on earning assets	$13,072,691	$482,989	3.69%	$12,728,724	$489,316	3.84%	$11,756,985	$467,601	3.98%
Interest rate spread			3.58%			3.70%			3.79%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS
Net Interest Income

Net interest income, the Corporation's principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, noninterest-bearing liabilities, the mix of funding between interest bearing liabilities, noninterest-bearing liabilities and equity, and the growth in earning assets.

Net interest income for the year ended December 31, 2012 was $471.8 million compared to $479.6 million for year ended December 31, 2011 and $458.5 million for the year ended December 31, 2010. For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a financial measure that is calculated and presented other than in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and is widely used by financial services organizations. Therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment for full year 2012 was $11.2 million compared with $9.7 million in 2011 and $9.1 million in 2010.

Net interest income presented on an FTE basis decreased $6.3 million or 1.29% to $483.0 million in 2012 compared to $489.3 million in 2011 and $467.6 million in 2010.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2012 and 2011			2011 and 2010
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	( In thousands)
INTEREST INCOME -FTE
Investment securities and federal funds sold:
Taxable	$1,013	$(3,027)	$(2,014)	$9,855	$(18,338)	$(8,483)
Tax-exempt	5,525	(1,768)	3,757	1,765	(1,942)	(177)
Loans held for sale	39	(124)	(85)	(55)	(62)	(117)
Loans	9,466	(37,227)	(27,761)	30,813	(25,542)	5,271
Total interest income -FTE	16,043	(42,146)	(26,103)	42,378	(45,884)	(3,506)
INTEREST EXPENSE
Interest on deposits:
Interest bearing	173	(2)	171	91	(26)	65
Savings and money market accounts	2,008	(9,616)	(7,608)	6,563	(10,304)	(3,741)
Certificates and other time deposits ("CDs")	(5,329)	(2,951)	(8,280)	(5,948)	(6,762)	(12,710)
Securities sold under agreements to repurchase	84	(2,271)	(2,187)	91	(1,224)	(1,133)
Wholesale borrowings	(2,927)	1,055	(1,872)	(4,946)	(2,757)	(7,703)
Total interest expense	(5,991)	(13,785)	(19,776)	(4,149)	(21,073)	(25,222)
Net interest income - FTE	$22,034	$(28,361)	$(6,327)	$46,527	$(24,811)	$21,716

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

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net interest income	$471,830	$479,627	$458,519
Tax equivalent adjustment	11,158	9,687	9,082
Net interest income - FTE	$482,988	489,314	467,601
Average earning assets	$13,072,691	$12,728,724	$11,756,985
Net interest margin	3.69%	3.84%	3.98%
The average yield on earning assets decreased from 4.30% in 2011 to 3.99% in 2012. Higher outstanding balances on total average earning assets in 2012 did not mitigate the decrease in average yield, which caused interest income to decrease $26.1 million from year-ago levels. Average balances for investment securities were up from 2011 increasing interest income by $6.5 million, and lower rates earned on the securities decreased interest income by $4.8 million. Average loans outstanding, up from 2011, increased 2012 interest income by $9.5 million and lower yields earned on the loans, decreased 2012 loan interest income by $37.2 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $15.7 million in 2012. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $1.9 million in 2012.

The average yield on earning assets decreased from 4.69% in 2010 to 4.30% in 2011 decreasing interest income by $45.9 million. Higher outstanding balances on total average earning assets in 2011 caused interest income to increase $42.4 million from 2010 levels. At December 31, 2011, average balances for investment securities were up from 2010 increasing interest income by $11.6 million, while lower rates earned on the securities decreased interest income by $20.3 million. Average loans outstanding, up from 2010, increased 2011 interest income by $30.8 million while lower yields earned on the loans decreased 2011 loan interest by $25.5 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $16.4 million in 2011 over 2010. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $7.7 million in 2011 over 2010.

The cost of funds for the year as a percentage of average earning assets decreased 16 basis points from 0.46% in 2011 to 0.30% in 2012. The cost of funds for the year as a percentage of average earning assets decreased 25 basis points from 0.71% in 2010 to 0.46% in 2011. The drop in interest rates was the primary factor in these decreases.

Other Income

Excluding investment securities gains, other income totaled $219.8 million in 2012, an increase of $6.1 million or 2.87% from 2011 and an increase of $8.1 million or 3.83% from 2010. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 31.28% in 2012 compared to 30.40% in 2011 and 31.16% in 2010. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Trust department income	$23,143	$22,396	$21,951
Service charges on deposits	57,737	64,082	65,900
Credit card fees	43,569	49,539	49,010
ATM and other service fees	14,792	13,701	11,259
Bank owned life insurance income	12,140	14,820	14,949
Investment services and life insurance	8,990	8,228	9,451
Investment securities gains, net	3,786	11,081	855
Loan sales and servicing income	27,031	14,205	21,649
Gain on George Washington acquisition	—	—	1,041
Other operating income	32,416	26,705	16,491
	$223,604	$224,757	$212,556

ATM and other service charge fees increased $1.1 million or 7.96% in 2012 and increased $3.5 million or 31.38% over 2010 due to product introductions and pricing. During 2012, net gains on investment securities sold were $3.8 million, compared to $11.1 million in 2011 and $0.9 million in 2010. The net gains recognized in 2012 and 2011 were a result of the Corporation's investment portfolio repositioning strategy. The proceeds from the sales of securities allowed higher cost borrowings to be paid down. Loan sales and servicing income increased year over year $12.8 million or 90.29% from 2011 and increased $5.4 million or 24.86% from 2010. Net gains on the sale of mortgages increased $6.4 million or 108.92% from 2011 to 2012 due to higher demand for mortgage refinancings in 2012 resulting from the low rate environment. During 2012, the Corporation recognized a net recovery of approximately $1.0 million of previously recognized impairment of its mortgage servicing rights contrasted to 2011 during which $3.5 million in impairment on mortgage servicing rights was recognized. Other operating income increased $5.7 million or 21.39% from 2011 and $15.9 million or 96.57% from 2010. Included in other operating income in 2012 was $8.0 million in gains on covered loans paid in full and recoveries of prior charge-offs on covered loans compared to $6.9 million in similar gains in 2011. The gain on covered loan payoffs represents the difference between the credit mark on the paid-off loans less the remaining associated indemnification asset.

Income Taxes

Income tax expense totaled $53.0 million in 2012 compared to $46.1 million in 2011 and $37.1 million in 2010. The effective income tax rate for the year ended December 31, 2012 was 28.33% compared to 27.83% and 26.49% for the years ended December 31, 2011 and 2010, respectively. Further income tax information is contained in Note 12 (Income Taxes) to the consolidated financial statements.

Other Expenses

Other expenses were $453.6 million in 2012 compared to $464.3 million in 2011 and $442.9 million in 2010, a decrease of $10.7 million or 2.31% over 2011 and an increase of $10.8 million or 2.43% over 2010.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Salaries and wages	$184,270	$180,685	$170,839
Pension and employee benefits	60,922	59,677	50,477
Net occupancy expense	31,755	32,414	32,665
Equipment expense	29,244	27,959	27,664
Taxes, other than federal income taxes	7,949	5,778	7,875
Stationery, supplies and postage	8,800	10,691	11,438
Bankcard, loan processing, and other costs	34,195	32,226	31,572
Advertising	9,210	9,336	9,581
Professional services	23,480	23,229	29,357
Telephone	5,324	6,043	5,540
Amortization of intangibles	1,867	2,172	2,914
FDIC expense	10,753	17,306	17,790
Other operating expense	45,845	56,829	45,148
	$453,614	$464,345	$442,860

Salaries and wages were $184.3 million in 2012, an increase of $3.6 million or 1.98% over 2011, as compared to an increase in salaries and wages from 2010 to 2011 of $9.8 million or 5.76%. Pension and employee benefit expenses were $60.9 million in 2012, an increase of $1.2 million or 2.09% from 2011. Note 13 (Benefit Plans) to the consolidated financial statements more fully describes the changes in pension and postretirement medical expenses. Professional services expense was relatively flat compared to 2011 contrasted to a decrease in expense of $5.9 million or 20.02% from 2010. Professional services were higher in 2010 due to three acquisitions and the related due diligence activities.

Other operating expense decreased $11.0 million, or 19.33%, in 2012 from 2011. Included in other operating expense in 2011 is $4.9 million of fees related to the early termination of repurchase agreements and

FHLB advances as part of the Corporation's investment portfolio repositioning strategy and $1.3 million of expense related to an increase in the liability associated with the sale of our VISA Class B shares in 2008.

The efficiency ratio for 2012 was 64.28% compared to 65.74% in 2011 and 64.76% in 2010. The "lower is better" efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is during 2012, 64.28 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on an FTE basis, plus other income less gains from the sales of securities.

FINANCIAL CONDITION

Acquisitions

Citizens Republic Bancorp, Inc.- Merger Agreement

On September 12, 2012, the Corporation and Citizens Republic Bancorp, Inc. ("Citizens") a Michigan corporation, entered into an agreement and plan of merger (the "merger agreement").

The Merger Agreement provides that Citizens will merge with and into the Corporation (the "Merger") and each share of Citizens common stock will be canceled and converted into the right to receive 1.37 shares of the Corporation's common shares (except that any shares of Citizens common stock that are owned by Citizens, the Corporation or any of their respective subsidiaries, other than in a fiduciary capacity, will be canceled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Citizens common stock will be converted into an option to acquire, or an equity award relating to, 1.37 shares of the Corporation common stock, as applicable. As a result of the Merger, the former shareholders of Citizens will become shareholders of the Corporation. At the effective time of the Merger, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Citizens issued to the United States Treasury as part of the Troubled Assets Relief Program (the "Citizens TARP Preferred") will be canceled and converted into the right to receive cash in the aggregate amount equal to the liquidation preference of the Citizens TARP Preferred plus all accrued, accumulated and unpaid dividends thereon. The Corporation will use the net proceeds from its February 2013 public offering of $250.0 million of subordinated notes due 2023 and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock with an aggregate liquidation preference of $100 million) to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends thereon. Additional information can be found in Note 22 (Subsequent Events) in the notes to the consolidated financial statements.

The Merger Agreement provides that upon completion of the Merger, the Corporation will increase its board of directors by two directors. The new directorships will be filled with current members of the Citizens board as recommended by the Citizens board, and the recommended directors must be reasonably acceptable to the Corporation's board.

The Corporation and Citizens have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the completion of the Merger and covenants not to engage in certain kinds of transactions during that period.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the shareholders of each of the Corporation and Citizens, (ii) absence of any material adverse effect, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) the registration statement of the Corporation filed on Form S-4 having become effective, (v) the common shares of the Corporation to be issued in connection with the Merger having been approved for listing on the Nasdaq Stock Market, (vi) subject to certain exceptions, the accuracy of representations and warranties with respect to the Corporation's and Citizens' business, as applicable, (vii) compliance with the Corporation's and Citizens' respective covenants, (viii) receipt of customary tax opinions, (ix) receipt of all required regulatory approvals from, among others, various banking regulators and the United States Treasury, and (x) no materially adverse condition or restriction is included in any such regulatory approval.

The Merger Agreement contains certain termination rights for both FirstMerit and Citizens, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay to the other party a termination fee of $37.5 million and the other party's fees and expenses.

The Merger Agreement has been filed as an exhibit to this Annual Report on Form 10-K to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Corporation, Citizens or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement. These representations and warranties were made solely for the benefit of the other party to the Merger Agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the Merger Agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the Merger Agreement, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to shareholders and (d) were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Corporation or Citizens. Accordingly, the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Corporation or Citizens should not be relied upon.

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

George Washington Savings Bank – FDIC Assisted Acquisition

On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC as receiver of George Washington Savings Bank ("George Washington"), the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities.

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

Additional information on these three acquisitions can be found in Note 3 (Business Combinations), Note 5 (Loans and Allowance for Loan Losses), Note 6 (Goodwill and Other Intangible Assets) and Note 17 (Fair Value Measurement) in the notes to consolidated financial statements.

Investment Securities

At December 31, 2012, total investment securities were $3.7 billion compared to $3.6 billion at December 31, 2011. Available-for-sale securities were $2.9 billion and $3.4 billion as of December 31, 2012 and 2011, respectively. Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation's investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, mortgage-backed securities ("MBSs") and corporate bonds. Held-to-maturity securities totaled $622.1 million at December 31, 2012 compared to $82.8 million at December 31, 2011 and consist principally of securities issued by state and political subdivisions. Available-for-sale securities decreased $432.6 million year over year while held-to-maturity securities increased $539.4 million. This movement in the investment portfolio was in response to potential future changes in regulatory capital rules. Other investments consist primarily of FHLB and Federal Reserve Bank ("FRB") stock and totaled $140.7 million at December 31, 2012 and 2011.

As part of an investment portfolio repositioning strategy implemented in the second half of 2011, the lowest yielding securities in the portfolio were sold, with a portion of the proceeds being used to pay down high-cost wholesale funding, and the remaining proceeds being invested into higher yielding securities. Net realized gains of $3.8 million and $11.1 million were recognized during the years ended December 31, 2012 and 2011, respectively, from the sale of available-for-sale securities as a result of the aforementioned activities.

Net unrealized gains on the investment securities portfolio were $72.2 million at December 31, 2012, compared to $82.7 million at December 31, 2011.

The Corporation conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired. Only the credit portion of other-than-temporary impairment ("OTTI") is recognized in current earnings for those securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI is to be included in accumulated other comprehensive loss, net of income tax.

Gross unrealized losses of $12.9 million as of December 31, 2012, compared to $17.8 million at December 31, 2011 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions, which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation's trust preferred securities.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 4 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Loans acquired under loss share agreements with the FDIC include the amounts of expected reimbursements from the FDIC and are presented as "covered loans" below. Loans not subject to loss share agreements are presented below as "noncovered loans". Acquired loans are initially measured at fair value as of the acquisition date. Fair value measurements include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Total noncovered loans outstanding at December 31, 2012 increased $982.7 million or 12.68% to $8.7 billion compared to $7.7 billion as of December 31, 2011. This increase was driven primarily by higher commercial loans which increased 14.85% in 2012 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the capital markets and healthcare lines of business. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates during 2012 contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased $31.5 million or 7.63% year over year as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased $62.1 million or 8.35% from 2011. Installment loans increased $64.6 million or 5.11% from December 31, 2011.

Total covered loans, including the loss share receivable, decreased from December 31, 2011 by $478.0 million or 31.93%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Commercial	$5,866,489	$5,107,747	$4,527,497	$4,066,522	$4,352,730
Residential mortgage	445,211	413,664	403,843	463,416	547,125
Installment	1,328,258	1,263,665	1,308,860	1,425,373	1,574,587
Home equity	806,078	743,982	749,378	753,112	733,832
Credit card	146,387	146,356	149,506	153,525	149,745
Leases	139,236	73,530	63,004	61,541	67,594
Total noncovered loans	8,731,659	7,748,944	7,202,088	6,923,489	7,425,613
Less allowance for noncovered loan losses	98,942	107,699	114,690	115,092	103,757
Net noncovered loans	8,632,717	7,641,245	7,087,398	6,808,397	7,321,856
Covered loans	1,019,125	1,497,140	1,976,754	—	—
Less allowance for covered loan losses	43,255	36,417	13,733	—	—
Net covered loans	975,870	1,460,723	1,963,021	—	—
Net loans	$9,608,587	$9,101,968	$9,050,419	$6,808,397	$7,321,856

The Corporation has approximately $3.3 billion of loans secured by real estate. Approximately 86.28% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

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

In 2010, the Bank acquired $177.8 million and $1.8 billion of loans in conjunction with the FDIC assisted acquisitions of George Washington and Midwest, respectively. All loans acquired in the George Washington and Midwest acquisitions were acquired with loss share agreements. The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions as impaired loans under ASC 310-30 ("Acquired Impaired Loans") except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 ("Acquired Non-Impaired Loans"). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect.
The following table provides a maturity of both noncovered and covered loans, excluding the loss share receivable.

	As of December 31, 2012
	Commercial loans	Mortgage loans	Installment loans	Home equity loans	Credit card loans	Leases
		(In thousands)
Due in one year or less	$2,124,791	$167,756	$462,476	$307,627	$95,766	$47,525
Due after one year but within five years	4,171,554	295,515	772,893	562,715	49,937	85,089
Due after five years	288,582	43,480	101,077	52,961	684	6,622
Total	$6,584,927	$506,751	$1,336,446	$923,303	$146,387	$139,236
Loans due after one year with interest at
a predetermined fixed rate	$1,444,757	$208,059	$872,743	$127,384	$10,995	$91,711
Loans due after one year with interest at
a floating rate	3,015,379	130,936	1,227	488,292	39,626	—
Total	$4,460,136	$338,995	$873,970	$615,676	$50,621	$91,711
Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Policies) and 5 (Loans and Allowance for Loan Losses in the notes to the consolidated financial statements provide detailed information regarding the Corporation's credit policies and practices.

The Corporation uses a vendor based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five year historical performance data while the other one uses two year historical data. The calculated rate is the average cumulative expected loss of the two- and five-year data set. As a result, this approach lends more weight to the more recent performance.

Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio's collectability characteristics not captured by historical loss data.

Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss share agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the year ended December 31, 2012, the Corporation increased its allowance for covered loan losses to $43.3 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $35.5 million and an increase of $14.7 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss share agreements, exceeds any remaining credit discounts. The allowance for loan losses on Acquired Non-Impaired Loans was $0.3 million and $0.7 million as of December 31, 2012 and 2011, respectively, and is included in the allowance for noncovered loan losses on the consolidated balance sheets.

At December 31, 2012, the allowance for noncovered loan losses was $98.9 million or 1.13% of noncovered loans outstanding, compared to $107.7 million or 1.39% at December 31, 2011. The allowance equaled 269.69% of nonperforming loans at December 31, 2012 compared to 166.64% at December 31, 2011. The additional reserves related to qualitative risk factors totaled $32.3 million at December 31, 2012 and $14.5 million at December 31, 2011. Nonperforming assets have decreased by $30.9 million over 2011 primarily attributable to the improving economic conditions and extensive loan work out activities.

Net charge-offs on noncovered loans were $42.7 million in 2012 compared to $61.0 million in 2011 and $84.2 million in 2010. As a percentage of average noncovered loans outstanding, net charge-offs equaled 0.53% in 2012, 0.82% in 2011 and 1.19% in 2010. Losses are charged against the allowance for loan losses as soon as they are identified.

The reserve for unfunded lending commitments at December 31, 2012 and 2011 was $5.4 million and $6.4 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for noncovered loan losses and the reserve for unfunded lending commitments, amounted to $104.4 million and $114.1 million at December 31, 2012 and 2011, respectively.

The following tables show the overall credit quality by specific asset and risk categories of noncovered loan.

	At December 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$6,187	$27,412	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Allowance	577	1,018	—	1,526	34	127	1,722	5,004
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,211	—	13,119					55,330
Grade 1 allowance	14	—	5					19
Grade 2 loan balance	114,480	3,138	179					117,797
Grade 2 allowance	93	4	—					97
Grade 3 loan balance	661,692	272,401	20,042					954,135
Grade 3 allowance	916	711	35					1,662
Grade 4 loan balance	2,408,670	2,148,580	104,037					4,661,287
Grade 4 allowance	26,155	13,552	507					40,214
Grade 5 (Special Mention) loan balance	44,969	56,118	1,561					102,648
Grade 5 allowance	3,105	2,033	63					5,201
Grade 6 (Substandard) loan balance	28,317	52,314	298					80,929
Grade 6 allowance	5,349	6,629	29					12,007
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,278,555	796,568	142,424	406,495	2,624,042
Current loans allowance				6,596	9,766	4,815	2,617	23,794
30 days past due loan balance				10,471	1,407	922	9,928	22,728
30 days past due allowance				855	774	587	487	2,703
60 days past due loan balance				2,979	825	541	1,219	5,564
60 days past due allowance				773	1,021	540	453	2,787
90+ days past due loan balance				5,383	997	888	3,560	10,828
90+ days past due allowance				1,404	2,129	1,315	606	5,454
Total loans	$3,306,526	$2,559,963	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659
Total Allowance for Loan Losses	$36,209	$23,947	$639	$11,154	$13,724	$7,384	$5,885	$98,942

	At December 31, 2011
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,269	$45,407	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Allowance	2,497	1,698	—	1,382	31	108	1,364	7,080
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,607	—	10,636					48,243
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	122,124	4,833	—					126,957
Grade 2 allowance	117	12	—					129
Grade 3 loan balance	479,119	268,005	5,868					752,992
Grade 3 allowance	756	1,015	9					1,780
Grade 4 loan balance	1,999,707	1,844,851	57,026					3,901,584
Grade 4 allowance	17,643	16,968	326					34,937
Grade 5 (Special Mention) loan balance	50,789	63,525	—					114,314
Grade 5 allowance	2,226	2,841	—					5,067
Grade 6 (Substandard) loan balance	77,861	105,387	—					183,248
Grade 6 allowance	9,109	14,496	—					23,605
Grade 7 (Doubtful) loan balance	—	263	—					263
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,210,007	734,505	141,338	372,710	2,458,560
Current loans allowance				12,286	4,619	5,158	3,045	25,108
30 days past due loan balance				11,531	2,694	1,090	11,778	27,093
30 days past due allowance				1,333	623	529	498	2,983
60 days past due loan balance				3,388	778	707	2,059	6,932
60 days past due allowance				1,104	442	530	315	2,391
90+ days past due loan balance				5,168	1,242	1,019	9,719	17,148
90+ days past due allowance				1,876	1,051	1,044	627	4,598
Total loans	$2,775,476	$2,332,271	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944
Total Allowance for Loan Losses	$32,363	$37,030	$341	$17,981	$6,766	$7,369	$5,849	$107,699

	At December 31, 2010
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$—	$38,377	$—	$—	$—	$—	$9,705	$48,082
Allowance	—	5,440	—	—	—	—	741	6,181
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	66,802	16,688	8,069					91,559
Grade 1 allowance	38	—	8					46
Grade 2 loan balance	64,740	11,162	—					75,902
Grade 2 allowance	93	29	—					122
Grade 3 loan balance	260,802	324,194	11,414					596,410
Grade 3 allowance	694	1,214	35					1,943
Grade 4 loan balance	1,572,322	1,770,805	43,210					3,386,337
Grade 4 allowance	18,113	15,663	415					34,191
Grade 5 (Special Mention) loan balance	61,289	95,210	311					156,810
Grade 5 allowance	2,814	3,749	17					6,580
Grade 6 (Substandard) loan balance	56,020	189,084	—					245,104
Grade 6 allowance	8,012	13,111	—					21,123
Grade 7 (Doubtful) loan balance	2	—	—					2
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,282,745	745,204	145,624	376,724	2,550,297
Current loans allowance				16,597	5,472	8,148	3,621	33,838
30 days past due loan balance				14,526	2,605	1,570	10,639	29,340
30 days past due allowance				1,954	668	871	408	3,901
60 days past due loan balance				4,507	779	975	1,665	7,926
60 days past due allowance				1,643	441	759	194	3,037
90+ days past due loan balance				7,082	790	1,337	5,110	14,319
90+ days past due allowance				1,361	636	1,329	402	3,728
Total loans	$2,081,977	$2,445,520	$63,004	$1,308,860	$749,378	$149,506	$403,843	$7,202,088
Total Allowance for Loan Losses	$29,764	$39,206	$475	$21,555	$7,217	$11,107	$5,366	$114,690

A five-year summary of activity in the allowance for noncovered loan losses follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for noncovered loan losses at January 1,	$107,699	$114,690	$115,092	$103,757	$94,205

Noncovered loans charged off:
Commercial	28,648	31,943	39,766	39,685	16,318
Mortgage	3,964	4,819	5,156	4,960	4,696
Installment	18,029	25,839	34,054	31,622	24,740
Home equity	7,249	8,691	7,912	7,200	4,153
Credit cards	6,171	7,846	13,577	13,558	9,821
Leases	144	778	896	97	26
Overdrafts	1,700	2,852	3,171	2,591	2,634
Total	65,905	82,768	104,532	99,713	62,388
Noncovered Recoveries:
Commercial	5,626	2,703	1,952	890	2,388
Mortgage	235	221	263	270	76
Installment	11,635	13,639	13,047	8,329	7,071
Home equity	2,819	1,985	1,599	494	851
Credit cards	2,138	2,264	2,199	1,710	1,831
Manufactured housing	59	119	156	171	247
Leases	38	37	267	57	104
Overdrafts	622	774	864	694	769
Total	23,172	21,742	20,347	12,615	13,337
Net charge-offs	$42,733	$61,026	$84,185	$87,098	$49,051
Provision for noncovered loan losses	$33,976	$54,035	$83,783	$98,433	$58,603
Allowance for noncovered loan losses at December 31,	98,942	107,699	114,690	115,092	103,757
Average loans outstanding	8,089,317	7,409,490	7,104,161	7,156,983	7,203,946
Ratio to average loans:
Net charge-offs	0.53%	0.82%	1.19%	1.22%	0.68%
Provision for noncovered loan losses	0.42%	0.73%	1.18%	1.38%	0.81%
Loans outstanding at end of year	$8,731,659	$7,748,944	$7,202,088	$6,923,489	$7,425,613
Allowance for noncovered loan losses:
As a percent of loans outstanding at end of year	1.13%	1.39%	1.59%	1.66%	1.40%
As a multiple of net charge-offs	2.32	1.76	1.36	1.32	2.12

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

The Corporation's objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower's ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower's current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information during a borrower's ability to fulfill its obligation. For consumer loans, Management evaluates credit quality based on the aging status of the loan as well as by payment activity, which is presented in the above tables.

Notes 1 (Summary of Significant Accounting Policies) and 5 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements, provide detailed information regarding the Corporation's credit policies and practices and the credit-risk grading process for commercial loans.

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

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonperforming loans:
Restructured nonaccrual noncovered loans:
Commercial loans	$3,837	$8,311	$13,200	$5,991	$—
Consumer loans	11,197	3,442	—	—	—
Total restructured loans	15,034	11,753	13,200	5,991	—
Other nonaccrual noncovered loans:
Commercial loans	17,929	47,504	76,628	68,042	40,195
Consumer loans	3,724	5,374	14,859	17,639	12,007
Total nonaccrual loans	21,653	52,878	91,487	85,681	52,202
Total nonperforming noncovered loans	36,687	64,631	104,687	91,672	52,202
Other noncovered real estate	13,537	16,463	18,815	9,329	5,324
Total nonperforming noncovered assets	$50,224	$81,094	$123,502	$101,001	$57,526
Noncovered loans past due 90 days or more accruing interest	$9,417	$11,376	$23,324	$35,025	$23,928
Total nonperforming noncovered assets as a percentage of total noncovered loans and ORE	0.57%	1.04%	1.71%	1.46%	0.77%

Credit quality improved throughout 2012. Total nonperforming assets as of December 31, 2012 were $50.2 million, a decrease of $30.9 million or 38.07% from December 31, 2011. Total noncovered loans past due 30-89 days totaled $50.2 million at December 31, 2012, an increase of $2.2 million or 4.58% from December 31, 2011. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming noncovered loans decreased $34.0 million or 61.00% from December 31, 2011 reflecting movement of assets for disposition into other real estate along with loan payments and charge-downs. New nonperforming noncovered commercial loans have continued to decline from December 31, 2011 through December 31, 2012. Total other noncovered real estate decreased $2.9 million or 17.77% from December 31, 2011 reflecting the disposition of foreclosed properties and a slow down in new foreclosures. As of December 31, 2012, other real estate includes $828.8 million of vacant land no longer considered for branch expansion.

Net charge offs within the noncovered consumer portfolio were $19.6 million for the year ended December 31, 2012 compared to $31.0 million for the year ended December 31, 2011. Average FICO scores on the noncovered consumer portfolio subcomponents are excellent with average scores on installment loans at 717, home equity lines at 775, residential mortgages at 753 and credit cards at 774.

During 2011 and 2010, total nonperforming loans earned $.68 million and $.03 million in interest income, respectively, and none during 2012. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, such loans would have earned $37.6 million, $37.5 million and $15.7 million in interest income for the years ended December 31, 2012, 2011 and 2010, respectively.

Noncovered loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2012, accruing noncovered loans 90 days or more past due totaled $9.4 million compared to $11.4 million at December 31, 2011. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

The following table is a nonaccrual noncovered commercial loan flow analysis:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
	(In thousands)
Nonaccrual commercial loans beginning of period	$31,492	$38,381	$44,546	$55,815	$59,932
Credit Actions:
New	2,183	25,182	10,091	5,980	11,402
Loan and lease losses	(2,670)	(400)	(6,675)	(3,296)	(648)
Charged down	(2,555)	(9,227)	(266)	(3,703)	(6,769)
Return to accruing status	—	(2,177)	(1,247)	(1,990)	(119)
Payments	(6,684)	(20,267)	(8,068)	(8,260)	(7,983)
Sales	—	—	—	—	—
Nonaccrual commercial loans end of period	$21,766	$31,492	$38,381	$44,546	$55,815

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

The Corporation's TDR portfolio, excluding covered loans, totaled $84.6 million and $72.9 million as of December 31, 2012 and 2011, respectively. These TDRs are predominately composed of noncovered consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 74.16% and 79.43%, respectively of the total noncovered TDR portfolio as of December 31, 2012 and 2011, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by Loss Share Agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2012 totaled $11.6 billion compared to $11.4 billion in 2011. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates over the past three years.

	At December 31 ,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing	$3,181,475	—%	$2,969,137	—%	$2,550,849	—%
Interest-bearing	1,082,740	0.09%	893,062	0.09%	794,497	0.09%
Savings and money market accounts	5,724,330	0.36%	5,320,392	0.53%	4,303,815	0.74%
Certificates and other time deposits	1,565,253	0.75%	2,229,910	0.90%	2,801,270	1.17%
Total customer deposits	11,553,798	0.29%	11,412,501	0.43%	10,450,431	0.63%
Securities sold under agreements to repurchase	949,756	0.12%	925,803	0.36%	907,015	0.49%
Wholesale borrowings	175,989	2.51%	298,835	2.11%	510,799	2.74%
Total funds	$12,679,543		$12,637,139		$11,868,245

Average demand deposits comprised 36.91% of average deposits in 2012 compared to 33.84% in 2011 and 32.01% in 2010. Savings accounts, including money market products, made up 49.55% of average deposits in 2012 compared to 46.62% in 2011 and 41.18% in 2010. Certificates and other time deposits made up 13.55% of average deposits in 2012, 19.54% in 2011 and 26.81% in 2010.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 20 basis points compared to one year ago, or 32.79% in 2012 due to a drop in interest rates.

The following table summarizes certificates and other time deposits in amounts of $100 thousand or more for the year ended December 31, 2012 by time remaining until maturity.

Amount
Time until maturity:	(In thousands)
Under 3 months	$137,262
3 to 6 months	67,007
6 to 12 months	183,718
Over 12 months	101,934
Total	$489,921

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $1.6 billion at December 31, 2012, compared with $1.6 billion at December 31, 2011. As of December 31, 2012, the annual common share dividend was $0.64. The market price ranges of the Corporation's common shares and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant's Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Capital Availability

In February 2013, the Corporation completed an underwritten public offering of 4,000,000 depositary shares for gross proceeds of $100 million. Each depositary share represents a 1/40th ownership interest in a share of the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value, $1,000 liquidation preference per share (equivalent to $25 per depositary share). The Corporation will use the net proceeds from the depositary shares offering along with the net proceeds from the issuance of $250 million aggregate principal amount of subordinated notes in a separate underwritten public offering to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends assumed on the effective time of the merger with Citizens. Additional information can be found in Note 3 (Business Combinations) and Note 22 (Subsequent Events) to the consolidated financial statements.

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell common shares of the Corporation's common shares. The Corporation sold 3.9 million shares with an average value of $20.91 per share and 4.3 million shares with an average value of $18.98 per share during the year ended December 31, 2010.

During the quarter ended June 30, 2010, the Corporation closed and completed a sale of a total of 17,600,160 common shares, no par value, at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts, commissions and expenses of the offering.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 8.16% at December 31, 2012, compared with 7.86% at December 31, 2011.

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

As of December 31, 2012, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2012		2011		2010
	(Dollars in thousands)
Consolidated
Total equity	$1,645,202	11.03%	$1,565,953	10.84%	$1,507,715	10.67%
Common equity	1,645,202	11.03%	1,565,953	10.84%	1,507,715	10.67%
Tangible common equity (a)	1,178,785	8.16%	1,097,670	7.86%	1,037,260	7.59%
Tier 1 capital (b)	1,193,188	11.25%	1,119,892	11.48%	1,061,466	11.57%
Total risk-based capital (c)	1,325,971	12.50%	1,242,177	12.73%	1,176,429	12.82%
Leverage (d)	1,193,188	8.43%	1,119,892	7.95%	1,061,466	7.61%

	At December 31,
	2012		2011		2010
Bank Only
Total equity	$1,487,513	9.98%	$1,483,743	10.29%	$1,421,123	10.07%
Common equity	1,487,513	9.98%	1,483,743	10.29%	1,421,123	10.07%
Tangible common equity (a)	1,021,096	7.07%	1,015,460	7.28%	950,668	6.97%
Tier 1 capital (b)	1,030,585	9.73%	1,033,171	10.62%	970,566	10.58%
Total risk-based capital (c)	1,158,312	10.93%	1,150,675	11.82%	1,081,203	11.79%
Leverage (d)	1,030,585	7.29%	1,033,171	7.35%	970,566	6.90%

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

RISK MANAGEMENT

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces "market risk." The Corporation is primarily exposed to interest rate risk as a result of offering a wide array of financial products to its customers.

Interest rate risk management

Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee ("ALCO") oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for measuring and the management of interest rate risk resides in the Corporate Treasury function.

Interest rate risk on the Corporation's balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

Presented below is the Corporation's interest rate risk profile as of December 31, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2012	(7.80)%	3.50%	5.73%	7.98%
December 31, 2011	(4.40)%	2.38%	4.39%	5.76%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity ("EVE") sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation's economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet.

Presented below is the Corporation's EVE profile as of December 31, 2012 and 2011:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2012	(2.97)%	1.36%	1.29%	(0.08)%
December 31, 2011	1.19%	2.36%	3.25%	3.88%

Management reviews and takes appropriate action if this analysis indicates that the Corporation's EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the "GAP" between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $3.8 billion. Focusing on estimated repricing activity within one year, the Corporation was in an asset sensitive position at December 31, 2012 as illustrated in the following table.

	1-30 Days	31-60 Days	61-90 Days	91-180 Days	181-365 Days	Over 1 Year	Total
	(In thousands)
Interest Earning Assets:
Loans and leases	$6,144,420	$158,953	$142,055	$401,041	$785,428	$2,142,570	$9,774,467
Investment securities and federal funds sold	117,272	87,388	213,556	191,956	378,561	2,695,076	3,683,809
Total Interest Earning Assets	6,261,692	246,341	355,611	592,997	1,163,989	4,837,646	13,458,276
Interest Bearing Liabilities:
Demand - interest bearing	84,772	78,830	178,108	—	—	945,964	1,287,674
Savings and money market accounts	3,889,386	174,136	336,109	52	—	1,358,440	5,758,123
Certificate and other time deposits	185,422	101,144	88,838	186,382	469,825	343,646	1,375,257
Securities sold under agreements to repurchase	1,104,525	—	—	—	—	—	1,104,525
Wholesale borrowings	—	—	—	—	—	136,883	136,883
Total Interest Bearing Liabilities	5,264,105	354,110	603,055	186,434	469,825	2,784,933	9,662,462
Total GAP	$997,587	$(107,769)	$(247,444)	$406,563	$694,164	$2,052,713	$3,795,814
Cumulative GAP	$997,587	$889,818	$642,374	$1,048,937	$1,743,101	$3,795,814

Management of interest rate exposure. Management uses the results of its various simulation analysis to formulate strategies to achieve desired risk profile within the parameters of the Corporation's capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 1 (Summary of Significant Accounting Policies) and Note 18 (Derivatives and Hedging Activity) in the notes to the consolidated financial statements.

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

The Corporation's primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 88.31% of total deposits at December 31, 2012. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.7 billion at December 31, 2012.

The treasury group also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress. An example of an institution specific event would be a downgrade in the Corporation's public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to the Corporation that could have an effect on its access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about the Corporation or the banking industry in general may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the year ended December 31, 2012, the Bank paid $152.5 million in dividends to the Corporation. As of December 31, 2012, the Bank had an additional $125.5 million available to pay dividends without regulatory approval.

Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under federal and Ohio law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors. Additional information regarding dividend restrictions is included in the section captioned "Regulation and Supervision — Dividends and Transactions with Affiliates" in Item 1. Business.

Recent Market and Regulatory Developments. In response to the current national and international economic recession, and in efforts to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation's financial services industry and mandates change in several key areas, including regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.
In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the Office of the Comptroller of the Currency ("OCC") under the National Bank Act will diminish with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the "Bureau") under the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.

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

The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is not yet known. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. It is likely, however, that the Corporation's expenses will increase as a result of new compliance requirements.

In December 2010, the Basel Committee on Banking Supervision (the "Basel Committee") released its final framework for strengthening international capital and liquidity regulation ("Basel III"). Minimum global liquidity standards under Basel III are meant to ensure banks maintain adequate levels of liquidity on both a short and medium to longer horizon. Expected liquidity standard implementation dates are January 1, 2015 and January 1, 2018. When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. When fully phased in on January 1, 2019, Basel III will require banking institutions to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a "capital conservation buffer." Regulations by the federal banking agencies implementing Basel III are expected to be proposed in mid-2012, with adoption of final regulations unknown. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation's net income and return on equity.

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in its consolidated financial statements. The following table summarizes the Corporation's significant obligations at December 31, 2012 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

		Payments Due in
	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
	(In thousands)
Deposits without a stated maturity (a)	-	$10,384,168	$10,384,168	$—	$—	$—
Consumer and brokered certificates of deposits (a)	10	1,375,257	1,024,075	294,439	56,168	575
Federal funds purchased and security repurchase agreements	11	1,104,525	1,104,525	—	—	—
Long-term debt	11	136,883	60	118,443	147	18,233
Operating leases (b)	19	39,926	7,366	12,416	8,770	11,374
Capital lease obligations (c)	19	—	—	—	—	—
Purchase obligations (c)	19	—	—	—	—	—
Reserves for uncertain tax positions (d)	12	1,807	1,807	—	—	—
Total		$13,042,566	$12,522,001	$425,298	$65,085	$30,182

(a) Excludes interest.
(b) The Corporation's operating lease obligations represent commitments under noncancelable operating leases on branch facilities.
(c) There were no material purchase or capital lease obligations outstanding at December 31, 2012.
(d) Gross unrecognized income tax benefits.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2012. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

		Payments Due in
	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
		(In thousands)
Commitments to extend credit (e)	19	$4,151,541	$1,909,423	$973,109	$642,024	$626,985
Standby letters of credit	19	136,202	68,941	38,249	29,012	—
Loans sold with recourse	19	42,383	—	183	670	41,530
Postretirement benefits (f)	13	11,027	2,961	2,450	1,071	4,545
Total		$4,341,153	$1,981,325	$1,013,991	$672,777	$673,060

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

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in conformity with U.S. GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) in the notes to the consolidated financial statements provide a greater understanding of how the Corporation's financial performance is recorded and reported.

Some accounting policies are more likely than others to have a significant effect on the Corporation's financial results and to expose those results to potentially greater volatility. The policies require Management to exercise judgment and make certain assumptions and estimates that affect amounts reported in the financial statements. These assumptions and estimates are based on information available as of the date of the financial statements.

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas follows.

Acquired Loans

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

Allowance for Loan Losses

As explained in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements, the allowance for loan losses represents Management's estimate of probable credit losses inherent in the loan portfolio. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. This estimate is based on the current economy's impact on the timing and expected amounts of future cash flows on impaired loans as well as historical loss experience associated with homogeneous pools of loans. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors or Q-factors, to estimate credit losses in the loan portfolio.

Management's estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $47.2 million.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.2 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $3.7 million.

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

Income Taxes

Management evaluates and assesses the relative risks and appropriate tax treatment of transactions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period's income tax expense and can be material to the Corporation's operating results for any particular reporting period.

Note 12 (Income Taxes) in the notes to the consolidated financial statements provides an analysis of the Corporation's income taxes.

Derivative instruments and hedging activities

In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge's inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1 (Summary of Significant Accounting Policies) and Note 18 (Derivatives and Hedging Activity) in the notes to the consolidated financial statements.

Valuation Methodologies

Fair value measurement applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability.

Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on the markets in which the assets and liabilities are traded and whether the inputs used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data. Level 1 valuations are based on quoted prices for identical instruments traded in active markets. Level 2 valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates which cannot be determined with precision and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). As of December 31, 2012, Level 3 financial instruments recorded at fair value on a recurring basis included single issuer trust preferred securities that represented less than 2% of the Corporation's available-for-sale portfolio.

See Note 17 (Fair Value Measurement) in the notes to the consolidated financial statements for a complete discussion of the Corporation's use of fair value and the related measurement techniques.

Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year. The valuation and testing methodologies used in the Corporation's analysis of goodwill impairment are summarized in Note 1 (Summary of Significant Accounting Policies) under the heading "Goodwill and Intangible Assets" in the notes to the consolidated financial statements. The first step in testing for goodwill impairment is to determine the fair value of each reporting unit. The Corporation's reporting units for purposes of this testing are its major lines of business, Commercial, Retail and Wealth. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its annual impairment assessment. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). A sensitivity analysis of the estimated fair value of each reporting unit is also performed. Management believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

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

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, the Corporation would estimate a hypothetical purchase price for the reporting unit (representing the unit's fair value) and then compare that hypothetical purchase price with the fair value of the unit's net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit's net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill. Based on the Corporation's analysis performed in the fourth quarter, the fair value of each reporting unit exceeded its carrying amount.

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

The fair value of mortgage servicing rights typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation determines the fair value by estimating the present value of the asset's future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions. The Corporation utilizes a third party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience.

Additional information pertaining to the accounting for mortgage servicing rights is included in Note 7 (Mortgage Servicing Rights and Mortgage Servicing Activity) in the notes to the consolidated financial statements.

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

The method used to estimate the discount rate can be changed if facts and circumstances indicate that a different method would result in a better estimate of the discount rate. As of December 31, 2012, cash flows specific to each plan along with the Aon Top Quartile yield curve ("Aon Yield Curve") were used by the Corporation as the basis for estimating the discount rate. The Aon Yield Curve provides the best estimate of cash flows from investment in high-quality fixed income securities to be used to pay the Corporation's pension and postretirement benefits when due.

The primary assumptions used in determining the Corporation's pension and postretirement benefit obligations and related expenses are presented in Note 13 (Benefit Plans) in the notes to the consolidated financial statements. The actuarial assumptions used by the Corporation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Corporation believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect the Corporation's financial position or results of operations.

Forward-Looking Statements - Safe Harbor Statement

Information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section within this Annual Report on Form 10-K, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation's services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors; general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation's hedging practices; technology; demand for the Corporation's product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates; the possibility that regulatory and other approvals and conditions to the Merger are not received or satisfied on a timely basis or at all, or contain unanticipated terms and conditions; the possibility that modifications to the terms of the Merger may be required in order to obtain or satisfy such approvals or conditions; the timing of approvals by Citizens' and the Corporation's shareholders; delays in closing the Merger and the Merger of the parties' bank subsidiaries; difficulties, delays and unanticipated costs in integrating the merging organizations' businesses or realizing expected cost savings and other benefits; business disruptions as a result of the integration of the merging organizations, including possible loss of customers; diversion of management time to address Merger related issues; changes in asset quality and credit risk as a result of the Merger. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, Financial Industry Regulatory Authority, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation's success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

Other factors not currently anticipated may also materially and adversely affect the Corporation's results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Corporation does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information presented in the "Market Risk Management" section at pages 73 through 75 under Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES
	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and due from banks	$244,223	$219,256
Interest-bearing deposits in banks	13,791	158,063
Total cash and cash equivalents	258,014	377,319
Investment securities:
Held-to-maturity	622,121	82,764
Available-for-sale	2,920,971	3,353,553
Other investments	140,717	140,726
Loans held for sale	23,683	30,077
Noncovered loans:
Commercial	5,866,489	5,107,747
Mortgage	445,211	413,664
Installment	1,328,258	1,263,665
Home equity	806,078	743,982
Credit card	146,387	146,356
Leases	139,236	73,530
Total noncovered loans	8,731,659	7,748,944
Allowance for noncovered loan losses	(98,942)	(107,699)
Net noncovered loans	8,632,717	7,641,245
Covered loans (includes loss share receivable of $113.7 million and $205.7 million at December 31, 2012 and 2011, respectively)	1,019,125	1,497,140
Allowance for covered loan losses	(43,255)	(36,417)
Net covered loans	975,870	1,460,723
Net loans	9,608,587	9,101,968
Premises and equipment, net	181,149	192,949
Goodwill	460,044	460,044
Intangible assets	6,373	8,239
Covered other real estate (includes loss share receivable of $.05 million and $1.3 million at December 31, 2012 and December 31, 2011, respectively)	59,855	54,505
Accrued interest receivable and other assets	631,498	639,558
Total assets	$14,913,012	$14,441,702
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,338,371	$3,030,225
Interest-bearing	1,287,674	1,062,896
Savings and money market accounts	5,758,123	5,595,409
Certificates and other time deposits	1,375,257	1,743,079
Total deposits	11,759,425	11,431,609
Federal funds purchased and securities sold under agreements to repurchase	1,104,525	866,265
Wholesale borrowings	136,883	203,462
Accrued taxes, expenses and other liabilities	266,977	374,413
Total liabilities	13,267,810	12,875,749
Shareholders' equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: 2012 and 2011 - 115,121,731 shares	127,937	127,937
Capital surplus	475,979	479,882
Accumulated other comprehensive loss	(16,205)	(23,887)
Retained earnings	1,195,850	1,131,203
Treasury stock, at cost: 2012 - 5,472,915 shares; 2011 - 5,870,923 shares	(138,359)	(149,182)
Total shareholders' equity	1,645,202	1,565,953
Total liabilities and shareholders' equity	$14,913,012	$14,441,702

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Years Ended December 31,
	2012	2011	2010
	(In thousands except per share data)
Interest income:
Loans and loans held for sale	$410,299	$438,393	$433,763
Investment securities:
Taxable	85,030	87,044	95,527
Tax-exempt	15,354	12,819	13,080
Total investment securities interest	100,384	99,863	108,607
Total interest income	510,683	538,256	542,370
Interest expense:
Deposits:
Interest bearing	987	816	751
Savings and money market accounts	20,563	28,171	31,912
Certificates and other time deposits	11,723	20,003	32,713
Securities sold under agreements to repurchase	1,157	3,344	4,477
Wholesale borrowings	4,423	6,295	13,998
Total interest expense	38,853	58,629	83,851
Net interest income	471,830	479,627	458,519
Provision for noncovered loan losses	33,976	54,035	83,783
Provision for covered loan losses	20,722	20,353	4,432
Net interest income after provision for loan losses	417,132	405,239	370,304
Other income:
Trust department income	23,143	22,396	21,951
Service charges on deposits	57,737	64,082	65,900
Credit card fees	43,569	49,539	49,010
ATM and other service fees	14,792	13,701	11,259
Bank owned life insurance income	12,140	14,820	14,949
Investment services and insurance	8,990	8,228	9,451
Investment securities gains, net	3,786	11,081	855
Loan sales and servicing income	27,031	14,205	21,649
Gain on George Washington acquisition	—	—	1,041
Other operating income	32,416	26,705	16,491
Total other income	223,604	224,757	212,556
Other expenses:
Salaries, wages, pension and employee benefits	245,192	240,362	221,316
Net occupancy expense	31,754	32,414	32,665
Equipment expense	29,243	27,959	27,664
Stationery, supplies and postage	8,800	10,691	11,438
Bankcard, loan processing and other costs	34,195	32,226	31,572
Professional services	23,480	23,229	29,357
Amortization of intangibles	1,866	2,172	2,914
FDIC insurance expense	10,753	17,306	17,790
Other operating expense	68,330	77,986	68,144
Total other expenses	453,613	464,345	442,860
Income before income tax expense	187,123	165,651	140,000
Income tax expense	53,017	46,093	37,091
Net income	134,106	119,558	102,909
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gains and losses, net of taxes of $2.2 million, $10.2 million and $0.0 million	4,154	26,205	(555)
Reclassification for realized securities' gains, net of taxes of $1.3 million, $3.9 million and $0.3 million	(2,461)	(7,203)	(556)
Pension and postretirement benefit costs, net of taxes of $3.2 million, $9.0 million and $0.3 million	5,989	(16,786)	467
Total other comprehensive gain (loss), net of taxes	7,682	2,216	(644)
Comprehensive income	$141,788	$121,774	$102,265
Net income applicable to common shares	$134,106	$119,558	$102,909
Net income used in diluted EPS calculation	$134,106	$119,558	$102,909
Weighted average number of common shares outstanding - basic	109,518	109,102	101,163
Weighted average number of common shares outstanding - diluted	109,518	109,102	101,165
Basic earnings per common share	$1.22	$1.10	$1.02
Diluted earnings per common share	$1.22	$1.10	$1.02
Dividend per common share	$0.64	$0.64	$0.64

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2009	$—	$127,937	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	102,909	—	102,909
Cash dividends - common stock ($0.64 per share)	—	—	—	—	(65,634)	—	(65,634)
Options exercised (48,365 shares)	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (451,205 shares)	—	—	(10,973)	—	—	10,973	—
Restricted stock activity (174,793 shares)	—	—	1,227	—	—	(3,861)	(2,634)
Deferred compensation trust (8,779 increase in shares)	—	—	(195)	—	—	195	—
Share-based compensation	—	—	7,247	—	—	—	7,247
Issuance of common stock (21,487,860 shares)	—	—	400,018	—	—		400,018
Net unrealized gains on investment securities, net of taxes	—	—	—	(1,111)	—	—	(1,111)
Net pension and postretirement benefit costs, net of taxes	—	—	—	467	—	—	467
Balance at December 31, 2010	$—	$127,937	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	$—	$—	$—	$—	$119,558	$—	$119,558
Cash dividends - common stock ($0.64 per share)	—	—	—	—	(69,255)	—	(69,255)
Nonvested (restricted) shares granted (587,113 shares)	—	—	(14,222)	—	—	14,222	—
Restricted stock activity (152,818 shares)	—	—	602	—	—	(2,897)	(2,295)
Deferred compensation trust (19,154 increase in shares)	—	—	(79)	—	—	79	—
Share-based compensation	—	—	8,014	—	—	—	8,014
Net unrealized gains on investment securities, net of taxes	—	—	—	19,002	—	—	19,002
Net pension and postretirement benefit costs, net of taxes	—	—	—	(16,786)	—	—	(16,786)
Balance at December 31, 2011	$—	$127,937	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	$—	$—	$—	$—	$134,106	$—	$134,106
Cash dividends - common stock ($0.64 per share)	—	—	—	—	(69,459)	—	(69,459)
Nonvested (restricted) shares granted (596,415 shares)	—	—	(14,582)	—	—	14,631	49
Restricted stock activity (198,407 shares)	—	—	1,219	—	—	(3,608)	(2,389)
Deferred compensation trust (105,850 increase in shares)	—	—	200	—	—	(200)	—
Share-based compensation	—	—	9,260	—	—	—	9,260
Net unrealized gains on investment securities, net of taxes	—	—	—	1,693	—	—	1,693
Net pension and postretirement benefit costs, net of taxes	—	—	—	5,989	—	—	5,989
Balance at December 31, 2012	$—	$127,937	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income	$134,106	$119,558	$102,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	54,698	74,388	88,215
Provision (benefit) for deferred income taxes	4,679	(756)	30,443
Depreciation and amortization	23,060	22,872	22,088
Benefit attributable to FDIC loss share	14,728	42,552	22,752
Accretion of acquired loans	(80,506)	(117,140)	(97,471)
Accretion of income for lease financing	(2,988)	(2,556)	(2,583)
Amortization and accretion of investment securities, net
Available for sale	15,343	15,127	11,573
Held to maturity	2,421	38	—
Gain on acquisition	—	—	(1,041)
Gains on sales and calls of available-for-sale investment securities, net	(3,786)	(11,081)	(855)
Originations of loans held for sale	(738,797)	(526,719)	(583,121)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	757,298	544,690	566,668
Gains on sales of loans, net	(12,107)	(6,708)	(8,059)
Amortization of intangible assets	1,866	2,172	2,914
Recognition of stock compensation expense	9,260	8,014	7,247
Net change in assets and liabilities
Interest receivable	2,239	(696)	(1,729)
Interest payable	(1,400)	(2,645)	(4,776)
Prepaid assets	7,194	365	27,509
Bank owned life insurance	(12,140)	(10,332)	(10,615)
Employee pension liability	(4,680)	32,101	(11,037)
Other assets and liabilities	(2,387)	(33,909)	(14,155)
NET CASH PROVIDED BY OPERATING ACTIVITIES	168,101	149,335	146,876
Investing Activities
Proceeds from sale of securities
Available for sale	418,124	968,478	552,078
Other	—	20,253	—
Proceeds from prepayments, calls, and maturities
Available for sale	853,179	1,018,372	931,619
Held to maturity	54,775	37,326	35,654
Other	—	12	91
Purchases of securities
Available for sale	(1,416,413)	(2,267,953)	(1,381,601)
Held to maturity	(113,918)	(60,115)	(44,931)
Other	(42)	(278)	(199)
Net decrease (increase) in loans and leases	(499,500)	(51,457)	341,195
Purchases of premises and equipment	(13,073)	(17,955)	(52,571)
Sales of premises and equipment	1,813	—	7
Net cash acquired from acquisitions	—	—	969,767
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(715,055)	(353,317)	1,351,109
Financing Activities
Net increase in demand accounts	532,924	434,167	373,745
Net increase in savings and money market accounts	162,714	783,625	569,533
Net decrease in certificates and other time deposits	(367,822)	(1,054,189)	(1,055,856)
Net (decrease) increase in securities sold under agreements to repurchase	238,260	88,680	(941,805)
Net decrease in wholesale borrowings	(66,579)	(122,545)	(414,098)
Net proceeds from issuance of common stock	—	—	400,018
Cash dividends - common	(69,459)	(69,255)	(65,634)
Restricted stock activity	(2,389)	(2,295)	(2,634)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	—	—	826
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	427,649	58,188	(1,135,905)
Increase (decrease) in cash and cash equivalents	(119,305)	(145,794)	362,080
Cash and cash equivalents at beginning of year	377,319	523,113	161,033
Cash and cash equivalents at end of year	$258,014	$377,319	$523,113
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$37,517	$56,854	$55,492
Federal income taxes	$45,321	$29,115	$21,508

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 196 banking offices in the Ohio, Chicago, Illinois, and Western Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.    Summary of Significant Accounting Policies

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles in the United States of America ("U.S. GAAP") and to general practices within the financial services industry.

In preparing these accompanying consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

The following is a description of the Corporation's significant accounting policies.

(a) Principles of Consolidation

FirstMerit Corporation ("the Parent Company") is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. (the "Bank"). The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, interest bearing deposits in other banks and checks in the process of collection.

(e) Investment Securities

Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity using the effective yield method. Securities are

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

classified as available-for-sale when the Corporation intends to hold the securities for an indefinite period of time for purposes of liquidity, interest rate risk management and long-term yield enhancement. Securities available-for-sale are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in shareholders' equity.

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

(f) Loans and Loan Income

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance for loan losses, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

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

A discussion of the valuation methodology applied to the Corporation's loans held for sale are described in Note 17 (Fair Value Measurement).

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

Under the Corporation's credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain aggregated consumer loans, mortgage loans, and leases classified as nonaccrual. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate at inception, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans.

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

(i) Allowance for Loan Losses

The allowance for loan losses is Management's estimate of the amount of probable credit losses inherent in the loan portfolio at the balance sheet date. Increases to the allowance for loan losses are made by charges to the provisions for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics.

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

"Special-Mention" Loans (Grade 5) are commercial loans that have identified potential weaknesses that deserve Management's close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the institution's credit position.

"Substandard" Loans (Grade 6) are inadequately protected by the current financial condition and paying capacity of the obligor or by any collateral pledged. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt pursuant to the contractual principal and interest terms. Such loans are characterized by the distinct possibility that the Corporation may sustain some loss if the deficiencies are not corrected.

"Doubtful" Loans (Grade 7) have all the weaknesses inherent in those classified as substandard, with the added characteristic that existing facts, conditions, and values make collection or liquidation in full highly improbable. Such loans are currently managed separately to determine the highest recovery alternatives.

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation's credit-risk grading process, further analysis is performed to determine the probable loss, if any, and assign a specific allowance to the loan if needed. The allowance for loan losses relating to originated loans that have become impaired is based on either expected cash flows discounted at the loan's original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any loss sharing agreements with the Federal Deposit Insurance Corporation (the "FDIC").

Management also considers internal and external factors such as economic conditions, credit quality trends, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

factors or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio's collectability characteristics not captured by historical loss data.

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

In determining the acquisition date fair value of acquired impaired loans, and in subsequent accounting, the Corporation generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, while accounting for larger balance commercial loans individually. Expected cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized as a provision for loans losses net of any expected reimbursement under any loss sharing agreements with the FDIC ("Loss Share Agreements"). Revolving loans, including lines of credit and credit cards loans, and leases are excluded from acquired impaired loan accounting.

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

A loss share receivable is recorded at the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable,

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Upon the determination of an incurred loss the loss share receivable will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded in accrued interest receivable and other assets on the consolidated balance sheet until cash is received from the FDIC. For further discussion of the Corporation's acquisitions and loan accounting, see Note 3 (Business Combinations) and Note 5 (Loans and Allowance for Loan Losses).

(k) Equipment Lease Financing

The Corporation leases equipment to customers on both a direct and indirect basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. Declines in residual values judged to be other-than-temporary are recognized in earnings in the period such determinations are made.

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

At each reporting period, mortgage servicing rights are assessed for impairment based on fair value of those rights on a stratum-by-stratum basis. The Corporation stratifies its servicing rights portfolio into tranches based on loan type and interest rate, the predominant risk characteristics of the underlying loans. Any impairment is recognized through a valuation allowance for each impaired stratum through a charge to income. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded an increase to income.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be available. As a result, the fair value of mortgage servicing rights is estimated using discounted cash flow modeling techniques which require management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation's mortgage servicing rights as well as a sensitivity analysis are presented in Note 7 (Mortgage Servicing Rights and Mortgage Servicing Activity).

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

Goodwill is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation's reporting units for purposes of this testing are its major lines of business: Commercial, Retail, and Wealth. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value of each reporting unit based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the Corporation to allocate fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill.

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

Effectiveness measures the extent to which changes in the fair value of a derivative instrument offset changes in the fair value of the hedged item. If the relationship between the change in the fair value of the derivative instrument and the fair value of the hedged item falls within a range considered to be the industry norm, the hedge is considered "highly effective" and qualifies for hedge accounting. A hedge is "ineffective" if the offsetting difference between the fair values falls outside the acceptable range.

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

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on any cash flow hedge is reported as a component of "accumulated other comprehensive income (loss)" and reclassified into other operating income in the same period or periods that the hedged transaction affects earnings. Any ineffective portion of the derivative gain or loss is recognized in other operating income during the current period.

The Corporation enters into commitments to originate mortgage loans whereby the interest rate on the prospective loan is determined prior to funding ("rate lock commitments"). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Additional information regarding income taxes is included in Note 12 (Income Taxes).

(r) Treasury Stock

Treasury stock is accounted for using the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(s) Per Share Data

Basic net income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., nonvested restricted stock). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Net income attributable to common shares are then divided by the weighted-average number of common shares outstanding during the period.

Diluted net income per common share considers common shares issuable under the assumed exercise of stock options granted under the Corporation’s stock plans. Diluted net income attributable to common shares are then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.

All earnings per share disclosures appearing in these financial statements, related notes and management's discussion and analysis, are computed assuming dilution unless otherwise indicated. The Corporation's earnings per share calculations are illustrated in Note 20 (Shareholders' Equity) under the heading "Earnings per Share."

(t) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(u) Share-Based Compensation

The Corporation's share-based compensation plans are described in detail in Note 14 (Share-Based Compensation). Compensation expense is recognized for stock options and unvested (restricted) stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

utilized to estimate the fair value of stock options, while the market price of the Corporation's common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the unvested period for nonvested (restricted) stock awards. Certain of the Corporation's share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

(v) Pension and Other Postretirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The overfunded or underfunded status of defined benefit plans is recognized as an asset or liability, respectively, in the balance sheets. Additional information about pension and other postretirement plans is included in Note 13 (Benefit Plans).

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

When measuring the fair value of a liability, the Corporation assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be satisfied and encompasses not only the Corporation's own credit risk (i.e., the risk that the Corporation will fail to meet its obligation), but also other risks such as settlement risk. The Corporation considers the effect of its own credit risk on the fair value for any period in which fair value is measured.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

These inputs are based on market data and are obtained from a source independent of the Corporation. Unobservable inputs are assumptions based on the Corporation's own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation considers an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability.

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses. Additional information regarding fair value measurements is provided in Note 17 (Fair Value Measurement).

(x) Reclassifications

Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.

(y) Recently Adopted and Issued Accounting Standards

The following section discusses new accounting policies that were adopted by the Corporation during 2012 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements as referenced below.

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. ASU 2011-03 was effective for all transactions or modifications of existing transactions that occured on or after January 1, 2012. ASU 2011-03 did not have a significant impact on the Corporation's consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment was issued as result of an effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs"). While ASU 2011-04 is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands the disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IRFS No. 13. Many of the requirements for the amendments in ASU 2011-04 do not result in a change in the application of the requirements in ASC 820. ASU 2011-04 was effective for the Corporation on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a significant impact on the Corporation's consolidated financial statements. The newly required disclosures are incorporated into Note 17 (Fair Value Measurement).

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

FASB ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 amends the guidance in ASC 350-20 on testing goodwill for impairment and provides the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount, before applying the current two-step goodwill impairment test. If the entity determines that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, the entity would not need to apply the two-step test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 did not have an impact on the Corporation's consolidated financial statements.

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends the guidance in ASC 210, Balance Sheet, to require an entity to disclose information about offsetting and related arrangements to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. ASU 2011-11 is not expected to have a significant impact on the corporations derivatives, repurchase agreements, reverse repurchase agreements, and securities lending and borrowing transactions on the consolidated financial statements.

FASB ASU 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). ASU 2012-06 amends the guidance in ASU 805-20 on the recognition of an indemnification asset as a result of a government-assisted acquisition of a financial

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

institution when a subsequent change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification). A subsequent change in the measurement of the indemnification asset is to be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value are limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in ASU 2012-06 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The Corporation currently applies the accounting as described within ASU 2012-06; therefore, ASU 2012-06 will not have an impact on its consolidated financial statements.

2. Restructuring

During the quarter ended June 30, 2012, Management announced its implementation plans to enhance the operating efficiency and profitability of the Corporation. The efficiency initiative is a long-term plan to optimize service channels and lower the overall cost structure. It included the elimination of assistant branch manager positions and the closing of eight full service branches. As a result of the initiative, the Corporation estimated that it would reduce its workforce by approximately 323 positions. The elimination of the assistant branch manager positions represent the majority of those reductions, which was completed as of June 30, 2012. Management substantially completed the reduction in workforce as of December 31, 2012. All branch closures occurred in the quarter ended September 30, 2012.

During the year ended December 31, 2012, the Corporation recognized restructuring costs of $4.3 million, which primarily consisted of severance expense of $3.3 million that was recognized in the quarter ended June 30, 2012. Other costs associated with the Corporation's restructuring initiative included costs related to the closing of branches and other expenditures that were expensed as incurred. The following table summarizes the restructuring activity, including the reserves established and the total amount expected to be incurred.

	Employee Separation	Contract Termination	Long-Lived Asset Charges	Other	Total
Total expected restructuring charge	$3,254	$415	$337	$200	$4,206
Balance at December 31, 2011	$—	$—	$—	$—	$—
Charge to expense	3,316	415	337	200	4,268
Cash payments	(3,316)	(203)	—	(200)	(3,719)
Noncash utilization	—	—	(337)	—	(337)
Balance at December 31, 2012	$—	$212	$—	$—	$212
Remaining expected restructuring charge	$—	$—	$—	$—	$—

The Corporation recognized $5.2 million in professional service fees in the quarter ended June 30, 2012 related to the efficiency initiative which is reported in professional services in the accompanying consolidated statements of comprehensive income.

3.     Business Combinations

Citizens Republic Bancorp, Inc. – Merger Agreement

On September 12, 2012, the Corporation and Citizens Republic Bancorp, Inc. ("Citizens"), a Michigan corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement").

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The Merger Agreement provides that Citizens will merge with and into the Corporation (the "Merger") and each share of Citizens common stock will be canceled and converted into the right to receive 1.37 shares of the Corporation's common stock (except that any shares of Citizens common stock that are owned by Citizens, the Corporation or any of their respective subsidiaries, other than in a fiduciary capacity, will be canceled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Citizens' common stock will be converted into an option to acquire, or an equity award relating to, 1.37 shares of the Corporation's common stock, as applicable. As a result of the Merger, the former shareholders of Citizens will become shareholders of the Corporation. At the effective time of the Merger, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Citizens issued to the United States Treasury as part of the Troubled Assets Relief Program (the "Citizens TARP Preferred"), will be canceled and converted into the right to receive cash in the aggregate amount equal to the liquidation preference of the Citizens TARP Preferred plus all accrued, accumulated and unpaid dividends thereon. The Corporation will use the net proceeds from its February 2013 public offering of $250 million aggregate principal amount of subordinated notes due 2023 and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock) to repurchase the TARP Preferred and pay all accrued, accumulated and unpaid dividends thereon. Additional information can be found in Note 22 (Subsequent Events).

The Merger Agreement provides that upon completion of the Merger, the Corporation will increase its board of directors by two directors. The new directorships will be filled with current members of the Citizens board as recommended by the Citizens board, and the recommended directors must be reasonably acceptable to the Corporation's board.

The Corporation and Citizens have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the completion of the Merger and covenants not to engage in certain kinds of transactions during that period.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the stockholders of each of the Corporation and Citizens, (ii) absence of any material adverse effect, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) the registration statement of the Corporation filed on Form S-4 having become effective, (v) the common shares of the Corporation to be issued in connection with the Merger having been approved for listing on the Nasdaq Stock Market, (vi) subject to certain exceptions, the accuracy of representations and warranties with respect to the Corporation's and Citizens' business, as applicable, (vii) compliance with the Corporation's and Citizens' respective covenants, (viii) receipt of customary tax opinions, (ix) receipt of all required regulatory approvals from, among others, various banking regulators and the United States Treasury, and (x) no materially adverse condition or restriction is included in any such regulatory approval.

The Merger Agreement contains certain termination rights for both FirstMerit and Citizens, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay to the other party a termination fee of $37.5 million and the other party's fees and expenses.

The Merger Agreement has been filed as an exhibit to this Annual Report on Form 10-K to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Corporation, Citizens or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement. These representations and

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

warranties were made solely for the benefit of the other party to the Merger Agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the Merger Agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the Merger Agreement, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d) were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Corporation or Citizens. Accordingly, the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Corporation or Citizens should not be relied upon.

Midwest Bank and Trust Company – FDIC Assisted Acquisition

On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation ("FDIC"), as receiver of Midwest Bank and Trust Company ("Midwest"), a wholly-owned subsidiary of Midwest Bank Holdings, Inc., to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million.

George Washington Savings Bank – FDIC Assisted Acquisition

On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC as receiver of George Washington Savings Bank ("George Washington"), the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million or $0.7 million net of tax.

First Bank Branches

On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Banks, Inc. ("First Bank") located in the greater Chicago, Illinois area. All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the purchased loans is being accreted to interest income over the remaining term of the loans in accordance with ASC 310, Receivables ("ASC 310").

Additional information on these three acquisitions can be found in Note 5 (Loans and Allowance for Loan Losses), Note 6 (Goodwill and Other Intangible Assets) and Note 17 (Fair Value Measurement).

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

4.     Investment Securities

The following tables provide the amortized cost and fair value for the major categories of held-to-maturity and available-for-sale securities. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after-tax basis as a component of other comprehensive income in shareholders' equity.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$253,198	$15,235	$(229)	$268,204
Residential mortgage-backed securities:
U.S. government agencies	1,058,005	49,058	—	1,107,063
Commercial mortgage-backed securities:
U.S. government agencies	52,014	428	(406)	52,036
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,311,501	18,180	(260)	1,329,421
Non-agency	11	—	—	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	109,260	2,221	(138)	111,343
Corporate debt securities	61,541	—	(11,889)	49,652
Total debt securities	2,845,530	85,122	(12,922)	2,917,730
Marketable equity securities	3,241	—	—	3,241
Total securities available for sale	$2,848,771	$85,122	$(12,922)	$2,920,971
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$270,005	$5,126	$(70)	$275,061
Commercial mortgage-backed securities:
U.S. government agencies	33,165	812	—	33,977
Residential collateralized mortgage-backed securities:
U.S. government agencies	123,563	533	(16)	124,080
Commercial collateralized mortgage-backed securities:
U.S. government agencies	98,924	772	—	99,696
Corporate debt securities	96,464	1,521	—	97,985
Total securities held to maturity	$622,121	$8,764	$(86)	$630,799

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$122,711	$358	$—	$123,069
U.S. states and political subdivisions	334,916	22,865	(50)	357,731
Residential mortgage-backed securities:
U.S. government agencies	1,407,345	53,129	(131)	1,460,343
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,115,832	22,058	(55)	1,137,835
Non-agency	43,225	82	—	43,307
Commercial collateralized mortgage-backed securities:
U.S. government agencies	127,624	1,648	(145)	129,127
Corporate debt securities	115,947	276	(17,381)	98,842
Total debt securities	3,267,600	100,416	(17,762)	3,350,254
Marketable equity securities	3,299	—	—	3,299
Total securities available for sale	$3,270,899	$100,416	$(17,762)	$3,353,553
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$82,764	$2,348	$—	$85,112
Total securities held to maturity	$82,764	$2,348	$—	$85,112

FRB and FHLB stock constitute the majority of other investments on the consolidated balance sheets.

	December 31,
	2012	2011
FRB stock	$21,045	$21,003
FHLB stock	119,145	119,145
Other	527	578
Total other investments	$140,717	$140,726

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $1.6 billion and $1.9 billion at December 31, 2012 and 2011, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Years Ended December 31,
	2012	2011	2010
Proceeds	$418,124	$968,478	$552,078

Realized gains	$3,786	$11,251	$1,810
Realized losses	—	(170)	(955)
Net securities gains	$3,786	$11,081	$855

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$14,110	$(229)	24	$—	$—	—	$14,110	$(229)
Residential mortgage-backed securities:
U.S. government agencies	14	—	1	13	—	1	27	—
Commercial mortgage-backed securities:
U.S. government agencies	31,237	(406)	3	—	—	—	31,237	(406)
Residential collateralized mortgage-backed securities:
U.S. government agencies	133,008	(258)	9	389	(2)	1	133,397	(260)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	35,316	(138)	4	—	—	—	35,316	(138)
Corporate debt securities	—	—	—	49,652	(11,889)	8	49,652	(11,889)
Total available-for-sale securities	$213,685	$(1,031)	41	$50,056	$(11,891)	11	$263,741	$(12,922)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$6,543	$(70)	12	$—	$—	—	$6,543	$(70)
Residential collateralized mortgage-backed securities:
U.S. government agencies	$17,413	$(16)	1	$—	$—	—	$17,413	$(16)
Total held-to-maturity securities	$23,956	$(86)	13	$—	$—	—	$23,956	$(86)

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$5,249	$(50)	$6	$—	$—	$—	$5,249	$(50)
Residential mortgage-backed securities:
U.S. government agencies	40,020	(129)	4	149	(2)	1	40,169	(131)
Residential collateralized mortgage-backed securities:
U.S. government agencies	48,003	(55)	6	—	—	—	48,003	(55)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	30,227	(145)	2	—	—	—	30,227	(145)
Corporate debt securities	24,846	(127)	8	44,234	(17,254)	8	69,080	(17,381)
Total temporarily impaired securities	$148,345	$(506)	26	$44,385	$(17,256)	10	$192,730	(17,762)

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

As of December 31, 2012, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase,

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

resulting in the decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2012. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. states and political subdivisions obligations	Residential mortgage backed securities U.S. govt. agency obligations	Commercial mortgage backed securities U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non-U.S. govt. agency obligations	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$9,882	$3,365	$18,177	$36,013	$—	$—	$—	$67,437	3.41%
Over one year through five years	31,144	1,092,378	—	1,190,839	11	82,118	—	2,396,490	2.43%
Over five years through ten years	174,772	11,320	33,859	102,569	—	29,225	—	351,745	3.43%
Over ten years	52,406	—	—	—	—	—	49,652	102,058	2.51%
Fair Value	$268,204	$1,107,063	$52,036	$1,329,421	$11	$111,343	$49,652	$2,917,730	2.58%
Amortized Cost	$253,198	$1,058,005	$52,014	$1,311,501	$11	$109,260	$61,541	$2,845,530
Weighted-Average Yield	5.17%	2.96%	2.10%	1.92%	3.76%	1.80%	1.00%	2.58%
Weighted-Average Maturity	7.85	3.15	4.40	3.42	1.52	4.94	14.81	4.04

Securities Held to Maturity
Remaining maturity:
One year or less	$49,247	$—	$—	$—	$—	$—	$—	$49,247	1.68%
Over one year through five years	13,841	—	—	124,080	—	31,671	34,827	204,419	2.31%
Over five years through ten years	52,861	—	33,977	—	—	68,025	63,158	218,021	3.19%
Over ten years	159,112	—	—	—	—	—	—	159,112	5.55%
Fair Value	$275,061	$—	$33,977	$124,080	$—	$99,696	$97,985	$630,799	3.38%
Amortized Cost	$270,005	$—	$33,165	$123,563	$—	$98,924	$96,464	$622,121
Weighted-Average Yield	5.51%	—%	1.86%	2.04%	—%	2.91%	2.20%	3.38%
Weighted-Average Maturity	13.27	—	5.92	2.60	—	6.61	5.04	7.13

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

5.    Loans and Allowance for Loan Losses

Total noncovered and covered loans outstanding are as follows:

	As of December 31,
	2012	2011
Commercial	$5,866,489	$5,107,747
Residential mortgage	445,211	413,664
Installment	1,328,258	1,263,665
Home equity	806,078	743,982
Credit cards	146,387	146,356
Leases	139,236	73,530
Total noncovered loans (a)	8,731,659	7,748,944
Allowance for noncovered loan losses	(98,942)	(107,699)
Net noncovered loans	8,632,717	7,641,245
Covered loans (b)	1,019,125	1,497,140
Allowance for covered loan losses	(43,255)	(36,417)
Net covered loans	975,870	1,460,723
Net loans	$9,608,587	$9,101,968
(a) Includes acquired, noncovered loans of $54.2 million and $113.2 million as of December 31, 2012 and 2011, respectively.
(b) Includes loss share receivable of $113.7 million and $205.7 million as of December 31, 2012 and 2011, respectively.

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Aggregate amount at beginning of year	$15,629	$15,723	$20,126
New loans	3,500	2,458	6,115
Repayments	(2,739)	(2,552)	(7,171)
Changes in directors and their affiliations	188	—	(3,347)
Aggregate amount at end of year	$16,578	$15,629	$15,723

Originated loans are presented net of deferred loan origination fees and costs which amounted to $6.5 million and $6.0 million at December 31, 2012 and 2011, respectively. Acquired loans, including covered loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 3 (Business Combinations), the Bank acquired loans of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by loss sharing agreements, which afford the Bank significant loss protection. Loans covered under loss sharing agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Changes in the loss share receivable associated with covered loans for the twelve months ended December 31, 2012 and 2011, respectively, were as follows:

	Twelve Months Ended
	December 31, 2012	December 31, 2011
Balance at beginning of period	$205,664	$290,100
Accretion	(34,903)	(40,559)
Increase due to impairment	14,728	42,552
FDIC reimbursement	(58,099)	(76,813)
Covered loans paid in full	(13,656)	(9,616)
Balance at end of the period	$113,734	$205,664

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

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 ("Acquired Impaired Loans") except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance and which are being accounted for in accordance with ASC 310 ("Acquired Non-Impaired Loans"). The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.2 billion and $1.6 billion as of December 31, 2012 and December 31, 2011, respectively.

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

Changes in the carrying amount and accretable yield for Acquired Impaired Loans were as follows for the twelve months ended December 31, 2012 and 2011:

	Twelve Months Ended
	December 31, 2012		December 31, 2011
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$176,736	$1,128,978	$227,652	$1,512,817
Accretion	(96,748)	96,748	(130,424)	130,424
Net reclassifications from non-accretable to accretable	38,177	—	82,835	—
Payments received, net	—	(463,340)	—	(514,263)
Disposals	(4,877)	—	(3,327)	—
Balance at end of period	$113,288	$762,386	$176,736	$1,128,978

A reconciliation of the contractual required payments receivable to the carrying amount of Acquired Impaired Loans as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Contractual required payments receivable	$1,166,570	$1,609,852
Nonaccretable difference	(290,896)	(304,138)
Expected cash flows	875,674	1,305,714
Accretable yield	(113,288)	(176,736)
Carrying balance	$762,386	$1,128,978

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

The overall improvement in the cash flow expectations resulted in the reclassification from nonaccretable difference to accretable yield of $38.2 million during the year ended December 31, 2012. These reclassifications resulted in yield adjustments on these loans and pools on a prospective basis to interest income.

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

The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected resulted in the decline in the cash flow expectations of certain loans and pools during the year ended December 31, 2012. The decline in expected cash flows was recorded as provision expense of $35.5 million in the year ended December 31, 2012 with a related increase of $14.7 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. This decrease in cash flows resulted in a net provision for covered loan losses of $20.7 million for the year ended December 31, 2012 compared to a net provision of $20.4 million and $4.4 million for the years ended December 31, 2011 and 2010, respectively.

Credit Quality Disclosures

The credit quality of the Corporation's loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Corporation. These credit quality ratings are an important part of the Corporation's overall credit risk management process and evaluation of the allowance for credit losses.
Generally, loans, except for certain commercial, credit card and mortgage loans, and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management's opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

As of December 31, 2012
Legacy Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$3,814	$1,788	$3,571	$9,173	$3,294,527	$3,303,700	$104	$5,255
CRE	4,181	4,483	8,901	17,565	2,175,967	2,193,532	382	13,018
Construction	981	—	597	1,578	333,969	335,547	—	731
Leases	6	—	—	6	139,230	139,236	—	—
Consumer
Installment	11,722	3,193	5,608	20,523	1,305,921	1,326,444	4,909	2,911
Home Equity Lines	1,584	880	1,227	3,691	784,988	788,679	475	1,557
Credit Cards	969	558	954	2,481	143,906	146,387	438	598
Residential Mortgages	13,228	2,488	5,231	20,947	423,028	443,975	3,076	9,852
Total	$36,485	$13,390	$26,089	$75,964	$8,601,536	$8,677,500	$9,384	$33,922
Acquired Loans (Noncovered)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$—	$198	$—	$198	$2,628	$2,826	$—	$—
CRE	—	47	2,634	2,681	28,203	30,884	—	2,762
Consumer
Installment	—	—	31	31	1,783	1,814	33	3
Home Equity Lines	—	—	—	—	17,399	17,399	—	—
Residential Mortgages	63	—	—	63	1,173	1,236	—	—
Total	$63	$245	$2,665	$2,973	$51,186	$54,159	$33	$2,765
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$931	$981	$24,111	$26,023	$102,486	$128,509	n/a	n/a
CRE	4,130	15,019	172,444	191,593	348,002	539,595	n/a	n/a
Construction	589	7,925	34,314	42,828	7,505	50,333	n/a	n/a
Consumer
Installment	1	65	21	87	8,102	8,189	n/a	n/a
Home Equity Lines	1,528	654	2,211	4,393	112,832	117,225	n/a	n/a
Residential Mortgages	10,005	442	7,763	18,210	43,330	61,540	n/a	n/a
Total	$17,184	$25,086	$240,864	$283,134	$622,257	$905,391	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.4 million of loans guaranteed by the U.S. government as of December 31, 2012.
(b) Excludes loss share receivable of $113.7 million as of December 31, 2012.
(c) Acquired impaired loans were not classified as nonperforming assets at December 31, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2011
Legacy Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$1,521	$940	$5,490	$7,951	$2,740,751	$2,748,702	$465	$9,266
CRE	6,187	4,819	29,976	40,982	1,951,211	1,992,193	984	36,025
Construction	39	—	7,837	7,876	269,459	277,335	609	7,575
Leases	—	—	—	—	73,530	73,530	—	—
Consumer
Installment	11,531	3,388	5,167	20,086	1,241,059	1,261,145	4,864	624
Home Equity Lines	2,627	778	1,241	4,646	720,045	724,691	796	1,102
Credit Cards	1,090	707	1,019	2,816	143,540	146,356	403	622
Residential Mortgages	11,778	2,059	9,719	23,556	388,268	411,824	3,252	6,468
Total	$34,773	$12,691	$60,449	$107,913	$7,527,863	$7,635,776	$11,373	$61,682

Acquired Loans (Noncovered)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$—	$—	$66	$66	$26,708	$26,774	$—	$69
CRE	—	452	1,675	2,127	60,616	62,743	—	2,880
Consumer
Installment	—	—	1	1	2,519	2,520	1	—
Home Equity Lines	67	—	1	68	19,223	19,291	2	—
Residential Mortgages	—	—	—	—	1,840	1,840	—	—
Total	$67	$452	$1,743	$2,262	$110,906	$113,168	$3	$2,949

Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$7,451	$2,137	$25,801	$35,389	$162,150	$197,539	n/a	n/a
CRE	20,379	12,895	170,795	204,069	573,779	777,848	n/a	n/a
Construction	4,206	1,674	57,978	63,858	26,051	89,909	n/a	n/a
Consumer
Installment	24	25	60	109	10,013	10,122	n/a	n/a
Home Equity Lines	2,656	1,094	1,088	4,838	136,710	141,548	n/a	n/a
Residential Mortgages	14,106	164	14,254	28,524	45,986	74,510	n/a	n/a
Total	$48,822	$17,989	$269,976	$336,787	$954,689	$1,291,476	n/a	n/a

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating.

As of December 31, 2012
Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$42,211	$—	$—	$13,119
Grade 2	114,480	3,138	—	179
Grade 3	661,692	254,749	17,652	20,042
Grade 4	2,406,174	1,818,818	311,271	104,037
Grade 5	44,638	53,008	3,057	1,561
Grade 6	34,505	63,819	3,567	298
Grade 7	—	—	—	—
Total	$3,303,700	$2,193,532	$335,547	$139,236
Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	—	—	—
Grade 4	2,495	26,868	—	—
Grade 5	331	667	—	—
Grade 6	—	3,349	—	—
Grade 7	—	—	—	—
Total	$2,826	$30,884	$—	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,526	—	—	—
Grade 3	—	—	—	—
Grade 4	73,480	214,987	476	—
Grade 5	3,215	30,708	1,331	—
Grade 6	47,468	292,158	45,838	—
Grade 7	2,820	1,742	2,688	—
Total	$128,509	$539,595	$50,333	$—

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2011
Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,607	$—	$—	$10,636
Grade 2	122,124	4,218	615	—
Grade 3	479,119	249,382	16,752	5,868
Grade 4	1,973,671	1,548,420	241,302	57,026
Grade 5	50,789	58,942	4,583	—
Grade 6	85,392	130,968	14,083	—
Grade 7	—	263	—	—
Total	$2,748,702	$1,992,193	$277,335	$73,530
Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	1,871	—	—
Grade 4	26,036	55,129	—	—
Grade 5	—	—	—	—
Grade 6	738	5,743	—	—
Grade 7	—	—	—	—
Total	$26,774	$62,743	$—	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$948	$—	$—	$—
Grade 2	1,376	—	—	—
Grade 3	—	516	—	—
Grade 4	109,360	303,231	487	—
Grade 5	9,661	103,919	1,567	—
Grade 6	69,330	344,445	80,009	—
Grade 7	6,864	25,737	7,846	—
Total	$197,539	$777,848	$89,909	$—

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

The allowance for loan losses is Management's estimate of the amount of probable credit losses inherent in the portfolio at the balance sheet date. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio's collectability characteristics not captured by historical loss data.

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

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation's credit-risk grading process, further analysis is performed to determine the probable loss content and assign a specific allowance to the loan, if deemed appropriate. The allowance for loan losses relating to originated loans that have become impaired is based on either expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any loss sharing agreements with the FDIC.

The activity within the allowance for noncovered loan losses, by portfolio type, for the twelve months ended December 31, 2012 and 2011 is shown in the following tables:

For the Year Ended December 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(22,639)	(5,312)	(697)	(144)	(18,029)	(8,949)	(6,171)	(3,964)	(65,905)
Recoveries	4,266	911	449	38	11,694	3,441	2,138	235	23,172
Provision for loan losses	22,219	(7,330)	(1,104)	404	(492)	12,466	4,048	3,765	33,976
Allowance for loan losses, ending balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942

For the Year Ended December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(17,399)	(10,571)	(3,973)	(778)	(25,838)	(11,543)	(7,846)	(4,819)	(82,767)
Recoveries	1,388	630	684	37	13,758	2,759	2,264	221	21,741
Provision for loan losses	18,610	9,772	1,282	607	8,506	8,333	1,844	5,081	54,035
Allowance for loan losses, ending balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present the allowance for noncovered loan losses and the recorded investment in noncovered loans, by portfolio type, based on impairment method as of December 31, 2012 and 2011.

As of December 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$577	$913	$105	$—	$1,526	$34	$127	$1,722	$5,004
Collectively evaluated for impairment	35,632	19,213	3,716	639	9,628	13,690	7,257	4,163	93,938
Total ending allowance for noncovered loan losses balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Noncovered loans:
Loans individually evaluated for impairment	$6,187	$24,007	$3,405	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Loans collectively evaluated for impairment	3,300,339	2,200,409	332,142	139,236	1,297,388	799,797	144,775	421,202	8,635,288
Total ending noncovered loan balance	$3,306,526	$2,224,416	$335,547	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659

As of December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$2,497	$1,599	$99	$—	$1,382	$31	$108	$1,364	$7,080
Collectively evaluated for impairment	29,866	30,258	5,074	341	16,599	6,735	7,261	4,485	100,619
Total ending allowance for noncovered loan losses balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Noncovered loans:
Loans individually evaluated for impairment	$8,269	$36,087	$9,320	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Loans collectively evaluated for impairment	2,767,207	2,018,849	268,015	73,530	1,230,094	739,219	144,154	396,266	7,637,334
Total ending noncovered loan balance	$2,775,476	$2,054,936	$277,335	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. In the year ended December 31, 2012, the Corporation increased its allowance for covered loan losses to $43.3 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $35.5 million that was partially offset by an increase of $14.7 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. In the year ended December 31, 2011, provision for covered loan losses of $62.9 million was partially offset by an increase of $42.6 million in the loss share receivable resulting in an allowance for covered loan losses of $36.4 million for the year ended.

To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

reimbursement under the loss sharing agreements exceeds any remaining credit discount. The allowance for losses on Acquired Nonimpaired loans, included in the allowance for noncovered covered loan losses on the consolidated balance sheets was $0.3 million and $0.7 million as of December 31, 2012 and 2011, respectively.

The activity within the allowance for covered loan losses for the twelve months ended December 31, 2012 and 2011 is shown in the following table:

	Twelve Months Ended
	December 31,
	2012	2011
Balance at beginning of the period	$36,417	$13,733
Provision for loan losses before benefit attributable to FDIC loss share agreements	35,450	62,905
Benefit attributable to FDIC loss share agreements	(14,728)	(42,552)
Net provision for loan losses	20,722	20,353
Increase in indemnification asset	14,728	42,552
Loans charged-off	(28,612)	(40,221)
Balance at end of the period	$43,255	$36,417

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

As of December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$3,098	$14,473	$—	$12,533
CRE	19,664	26,402	—	23,911
Construction	2,684	3,306	—	3,861
Consumer
Installment	2,527	3,947	—	4,251
Home equity line	642	849	—	860
Credit card	467	467	—	568
Residential mortgages	9,578	12,142	—	10,645
Subtotal	38,660	61,586	—	56,629
Impaired loans with a related allowance
Commercial
C&I	3,089	4,943	577	4,231
CRE	4,343	4,927	913	3,834
Construction	721	721	105	730
Consumer
Installment	28,343	28,706	1,526	29,583
Home equity line	5,639	5,639	34	5,924
Credit card	1,145	1,145	127	1,311
Residential mortgages	14,431	14,520	1,722	14,537
Subtotal	57,711	60,601	5,004	60,150
Total impaired loans	$96,371	$122,187	$5,004	$116,779
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

Interest income recognized on impaired loans during years ended December 31, 2012, 2011 and 2010 was not material.
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

The substantial majority of the Corporation's residential mortgage TDRs involve reducing the client's loan payment through an interest rate reduction for a set period of time based on the borrower's ability to service the modified loan payment. As a result of guidance from the Office of the Comptroller of the Currency ("OCC"), in the quarter ended September 30, 2012, approximately $10.6 million of consumer loans were

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified from performing loans to nonaccrual status as of September 30, 2012 and consisted of $6.7 million of first mortgages, $1.0 million of junior liens and $2.9 million of automobile loans. As of December 31, 2012, non-reaffirmed consumer loans reported as nonaccrual was $7.7 million. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC that afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of December 31, 2012 and 2011.

	As of December 31, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	24	$2,617	$8,044
CRE	40	16,305	20,701
Construction	28	2,955	3,419
Total noncovered commercial	92	21,877	32,164
Consumer
Installment	1,769	30,870	32,653
Home equity lines	226	6,281	6,488
Credit card	389	1,612	1,612
Residential mortgages	298	24,009	26,662
Total noncovered consumer	2,682	62,772	67,415
Total noncovered loans	2,774	84,649	99,579
Covered loans
Commercial
C&I	3	1,763	1,998
CRE	20	50,272	57,483
Construction	10	8,171	37,547
Total covered commercial	33	60,206	97,028
Consumer
Home equity lines	35	5,632	5,666
Total covered loans	68	$65,838	$102,694
Total loans	2,842	$150,487	$202,273
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of December 31, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	14	$2,512	$4,336
CRE	28	9,167	12,659
Construction	22	3,323	3,985
Total noncovered commercial	64	15,002	20,980
Consumer
Installment	1,547	33,571	33,723
Home equity lines	174	4,763	4,763
Credit card	496	2,202	2,202
Residential mortgages	177	17,398	18,913
Total noncovered consumer	2,394	57,934	59,601
Total noncovered loans	2,458	72,936	80,581
Covered loans
Commercial
C&I	15	7,578	10,812
CRE	21	57,786	62,159
Construction	8	12,056	32,035
Total covered commercial	44	77,420	105,006
Total loans	2,502	$150,356	$185,587
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2012 and 2011 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the years ended December 31, 2012 and 2011 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the years ended December 31, 2012 and 2011 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At December 31, 2012, the Corporation had 0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of December 31, 2012 and 2011, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of December 31, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Noncovered loans
Commercial
C&I	$704	$1,004	$1,708	$844	$65	$909	$2,617	$217
CRE	12,719	793	13,512	461	2,332	2,793	16,305	869
Construction	1,860	960	2,820	135	—	135	2,955	105
Total noncovered commercial	15,283	2,757	18,040	1,440	2,397	3,837	21,877	1,191
Consumer
Installment	27,085	1,547	28,632	2,064	174	2,238	30,870	1,526
Home equity lines	5,183	236	5,419	636	226	862	6,281	34
Credit card	1,483	118	1,601	—	11	11	1,612	127
Residential mortgages	12,510	3,413	15,923	5,196	2,890	8,086	24,009	1,722
Total noncovered consumer	46,261	5,314	51,575	7,896	3,301	11,197	62,772	3,409
Total noncovered TDRs	61,544	8,071	69,615	9,336	5,698	15,034	84,649	4,600
Covered loans
C&I	435	1,328	1,763	—	—	—	1,763	518
CRE	7,658	42,614	50,272	—	—	—	50,272	4,959
Construction	2,361	5,810	8,171	—	—	—	8,171	1,220
Total covered commercial	10,454	49,752	60,206	—	—	—	60,206	6,697
Home equity lines	5,632	—	5,632	—	—	—	5,632	—
Total covered TDRs	$16,086	$49,752	$65,838	$—	$—	$—	$65,838	$6,697
Total TDRs	$77,630	$57,823	$135,453	$9,336	$5,698	$15,034	$150,487	$11,297

As of December 31, 2011
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Noncovered loans
Commercial
C&I	$91	$—	$91	$—	$2,421	$2,421	$2,512	$247
CRE	3,305	513	3,818	3,590	1,759	5,349	9,167	236
Construction	2,782	—	2,782	304	237	541	3,323	99
Total noncovered commercial	6,178	513	6,691	3,894	4,417	8,311	15,002	582
Consumer
Installment	31,637	1,800	33,437	—	134	134	33,571	1,382
Home equity lines	4,226	222	4,448	76	239	315	4,763	31
Credit card	2,073	110	2,183	—	19	19	2,202	108
Residential mortgages	13,736	688	14,424	1,622	1,352	2,974	17,398	1,364
Total noncovered consumer	51,672	2,820	54,492	1,698	1,744	3,442	57,934	2,885
Total noncovered TDRs	57,850	3,333	61,183	5,592	6,161	11,753	72,936	3,467
Covered loans
C&I	1,587	5,991	7,578	—	—	—	7,578	1,384
CRE	35,083	22,703	57,786	—	—	—	57,786	6,567
Construction	5,838	6,218	12,056	—	—	—	12,056	696
Total covered TDRs	42,508	34,912	77,420	—	—	—	77,420	8,647
Total TDRs	$100,358	$38,245	$138,603	$5,592	$6,161	$11,753	$150,356	$12,114

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

The following table provides the number of loans modified in a TDR during the previous 12 months which subsequently defaulted during the quarter ended December 31, 2012, as well as the recorded investment in these restructured loans as of December 31, 2012.

	As of December 31, 2012
	Number of Loans	Recorded Investment
Noncovered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total noncovered commercial	—	—
Consumer
Installment	132	2,020
Home equity lines	15	1,525
Credit card	10	52
Residential mortgages	—	—
Total noncovered consumer	157	3,597
Covered loans
Commercial
C&I	—	—
CRE	—	—
Construction	—	—
Total covered commercial	—	—
Total	157	$3,597

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $460.0 million as of December 31, 2012 and 2011 and is allocated among the business segments displayed in the table below.

Commercial	$384,721
Retail	66,141
Wealth	9,182
Total	$460,044

The Corporation performed the required annual impairment tests of goodwill as of November 30, 2012. The Corporation's annual impairment test did not indicate impairment at any of its reporting units. It is possible that a future conclusion could be reached that all or a portion of the Corporation's goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(10,546)	$6,213
Non-compete covenant	102	(76)	26
Lease intangible	618	(484)	134
	$17,479	$(11,106)	$6,373

	December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(8,829)	$7,930
Non-compete covenant	102	(51)	51
Lease intangible	618	(360)	258
	$17,479	$(9,240)	$8,239

Core deposit intangibles comprise the majority of the intangible asset total as of December 31, 2012. Core deposit intangibles were acquired through various acquisitions and are amortized on an accelerated basis over their useful lives of 10 years.

Amortization expense for intangible assets was $1.9 million in 2012, $2.2 million in 2011 and $2.9 million in 2010.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table shows the estimated future amortization expense for intangible assets subject to amortization as of December 31, 2012.

For the years ended:

December 31, 2013	$1,226
December 31, 2014	1,073
December 31, 2015	984
December 31, 2016	895
December 31, 2017	795
$4,973

7.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the years ended December 31, 2012 and 2011, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $745.4 million and $533.5 million, respectively, and recognized pretax gains of $12.1 million and $6.7 million, respectively, which are included as a component of loan sales and servicing income. As of December 31, 2012 and 2011, the Corporation retained the related mortgage servicing rights on $710.6 million and $481.1 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at December 31, 2012 and $2.2 billion at December 31, 2011. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $5.8 million, $5.4 million and $5.1 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Servicing rights are presented within other assets on the accompanying consolidated balance sheets. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 17 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$21,179	$21,317	$20,784
Additions	5,876	4,442	4,966
Amortization	(5,739)	(4,580)	(4,433)
Balance at end of period	21,316	21,179	21,317
Valuation allowance at beginning of period	(3,539)	—	—
Recoveries (Additions)	975	(3,539)	—
Valuation Allowance at end of period	(2,564)	(3,539)	—
Mortgage servicing rights, net carrying balance	$18,752	$17,640	$21,317
Fair value at end of period	$18,833	$17,749	$21,579

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. There was a valuation allowance of $2.6 million as of December 31, 2012 and a valuation allowance of $3.5 million as of December 31, 2011. No valuation allowances were required as of December 31, 2010. No permanent impairment losses were written off against the allowance during the twelve months ended December 31, 2012, 2011, and 2010.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2012 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	14.62%
Decrease in fair value from 10% adverse change	$861
Decrease in fair value from 25% adverse change	$2,052
Discount rate assumption	9.64%
Decrease in fair value from 100 basis point adverse change	$540
Decrease in fair value from 200 basis point adverse change	$1,047
Expected weighted-average life (in months)	81.1

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table shows the estimated future amortization for mortgage servicing rights as of December 31, 2012:

Years Ended December 31,
2013	$3,408
2014	2,963
2015	2,433
2016	1,986
2017	1,616
more than 5 years	6,346
$18,752

8.    Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $10.2 million and $4.5 million during 2012 and 2011, respectively. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2012, cash and due from banks included $0.1 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2012 were restricted, by the regulatory agencies, principally to the total of 2012 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

9.     Premises and Equipment

The components of premises and equipment are as follows:

	As of December 31,		Estimated
	2012	2011	useful lives
Land	$46,118	$46,766	-
Buildings	200,578	201,163	10-35 yrs
Equipment	125,342	125,440	3-15 yrs
Leasehold improvements	20,228	22,247	1-20 yrs
Software	72,218	65,953	3-7 yrs
	464,484	461,569
Less accumulated depreciation and amortization	283,335	268,620
	$181,149	$192,949

Amounts included in other expenses on the accompanying consolidated statements of income and comprehensive income for depreciation and amortization aggregated $23.1 million, $22.9 million and $22.1 million for the years ended 2012, 2011, and 2010, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

10.     Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2012 and 2011 were $489.9 million and $577.3 million, respectively. Interest expense on these certificates and time deposits amounted to $3.8 million, $6.3 million and $14.1 million in 2012, 2011 and 2010, respectively.

Maturities of certificates and other time deposits as of December 31, 2012 are as follows:

For the years ended December 31,
2013	$1,024,075
2014	232,946
2015	61,493
2016	30,458
2017	25,710
2018 and thereafter	575
$1,375,257

11.     Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

The following table presents the components of federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings:

	As of December 31,
	2012	2011
Federal funds purchased and securities sold under agreements to repurchase	$1,104,525	$866,265
Wholesale borrowings
FHLB advances	$136,546	$203,068
Other	337	394
Total wholesale borrowings	$136,883	$203,462

Securities sold under agreements to repurchase are secured by securities with a carrying value of $723.0 million and $902.3 million at December 31, 2012 and 2011, respectively. Securities sold under agreements to repurchase have an overnight maturity at December 31, 2012. Selected financial statement information pertaining to the securities sold under agreements to repurchase is as follows:

	As of December 31,
	2012	2011	2010
Federal funds purchased and securities sold under agreements to repurchase
Average balance during the year	$949,756	$925,803	$907,015
Weighted-average annual interest rate during the year	0.12%	0.36%	0.49%
Maximum month-end balance	$1,104,525	$1,014,720	$1,034,200

FHLB advances were secured by loans totaling $1.2 billion at December 31, 2012 and $1.1 billion at December 31, 2011. The FHLB advances have interest rates that range from 1.54% to 4.12% as of December 31, 2012. Selected financial statement information pertaining to wholesale borrowings is as follows:

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of December 31,
	2012	2011	2010
Wholesale borrowings
Average balance during the year	$175,989	$298,835	$510,790
Weighted-average annual interest rate during the year	2.51%	2.11%	2.74%
Maximum month-end balance	$178,489	$327,997	$716,091

The following table illustrates the contractual maturities of the Corporation's wholesale borrowings at December 31, 2012:

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
Wholesale Borrowings
FHLB advances	$—	$118,313	$—	$18,233	$136,546
Other	60	131	146	—	337
Total wholesale borrowings	$60	$118,444	$146	$18,233	$136,883

12.     Income Taxes

Income tax expense is comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Taxes currently payable
Federal	$45,683	$45,026	$5,188
State	2,655	1,823	1,460
Deferred (benefit) expense	4,679	(756)	30,443
	$53,017	$46,093	$37,091

The actual income tax rate differs from the statutory tax rate as shown in the following table:

	Years Ended December 31,
	2012	2011	2010
Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(3.23)	(3.04)	(3.36)
Bank owned life insurance	(3.10)	(3.26)	(3.94)
State income tax (net)	0.94	0.72	0.68
Tax credits	(2.15)	(2.12)	(2.37)
ESOP Dividends	(0.21)	(0.24)	(0.29)
Non-deductible meals and entertainment	0.25	0.29	0.30
Other	0.83	0.48	0.47
Effective tax rates	28.33%	27.83%	26.49%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed on financial institutions in lieu of income tax in Ohio, Pennsylvania and Missouri. These taxes are $7.8 million,

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

$5.5 million and $7.6 million in 2012, 2011 and 2010, respectively, and are recorded in other operating expense in the accompanying consolidated statements of income and comprehensive income.

Principal components of the Corporation's net deferred tax asset are summarized as follows:

	Twelve Months Ended
	December 31,
	2012	2011
Deferred tax assets:
Allowance for credit losses	$37,341	$42,481
Employee benefits	42,934	44,572
REMIC	6,201	6,749
Acquired liabilities	5,041	5,576
Goodwill	2,838	13,041
Core deposit intangible	1,275	1,066
Other	—	1,875
	95,630	115,360
Deferred tax liabilities:
Leased assets and depreciation	(6,962)	(4,776)
Acquired loans	(18,765)	(35,533)
Available for sale securities	(29,841)	(28,929)
FHLB stock	(25,577)	(25,577)
Loan fees and expenses	(5,709)	(4,618)
Other	(1,665)	—
	(88,519)	(99,433)
Total net deferred tax asset	$7,111	$15,927

The period change in deferred taxes recorded both directly to capital and as a part of the income tax expense can be summarized as follows:

	Twelve Months Ended
	December 31,
	2012	2011
Deferred tax changes reflected in other comprehensive income	$4,137	$1,193
Deferred tax changes reflected in Federal income tax expense	4,679	(756)
Net change in deferred taxes	$8,816	$437

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2012	$946	$1,491	$2,437
Additions for tax provisions related to prior year	74	621	695
Reduction for tax positions related to prior year due closed tax years	(28)	(44)	(72)
Reduction for tax positions related to prior tax years	(39)	(1,214)	(1,253)
Balance at December 31, 2012	$953	$854	$1,807
Components of Reserve:
Potential adjustment to non-deductible interest expense	$30	$4	$34
Timing of the accrual for interest on nonperforming assets	—	631	631
State income tax exposure	923	219	1,142
Balance at December 31, 2012	$953	$854	$1,807

	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2011	$979	$801	$1,780
Additions for tax provisions related to prior year	18	1,414	1,432
Reduction for tax positions related to prior year due closed tax years	(44)	(598)	(642)
Reduction for tax positions related to prior tax years	(7)	(126)	(133)
Balance at December 31, 2011	$946	$1,491	$2,437
Components of Reserve:
Potential adjustment to non-deductible interest expense	$58	$9	$67
Timing of the accrual for interest on nonperforming assets	—	1,175	1,175
State income tax exposure	888	307	1,195
Balance at December 31, 2011	$946	$1,491	$2,437

The Corporation recognized accrued interest and penalties, as appropriate, related to unrecognized tax benefits ("UTBs"), in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets.

The Corporation and its subsidiaries are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2009. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.3 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.5 million as a result of the 2012 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 97 basis points to 27.36% at December 31, 2012.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2012, Management had identified no other potential Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

13.     Benefit Plans

Pension plans. The Corporation has a defined benefit pension plan that covers employees vested in the pension plan as of December 31, 2006. The defined benefit pension plan was frozen for non-vested employees and closed to new entrants after December 31, 2006. In general, benefits are based on years of service and the employee's compensation. The Corporation's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation made contributions of $10.0 million, $10.0 million and $20.0 million to the qualified pension plan during 2012, 2011 and 2010, respectively.

A supplemental non-qualified, non-funded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan.

Effective December 31, 2012, the qualified defined benefit and the supplemental non-qualified, non-funded pension plans were frozen resulting in no benefits accruing after December 31, 2012. Employees will have an accrued benefit which will be paid upon retirement. These plan changes are reflected in the projected benefit obligation as of December 31, 2012 and resulted in the recognition of the outstanding prior service cost in these plans as of December 31, 2012. The recognition of these costs was immaterial to the accompanying consolidated statement of comprehensive income for the year ended December 31, 2012.

Postretirement medical and life insurance plan. The Corporation also sponsors a benefit plan that provides postretirement medical and life insurance for retired employees. The Corporation's medical contribution is limited to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

Effective March 1, 2009, the Corporation discontinued the subsidy for retiree medical for current eligible active employees. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retired after March 1, 2009 do not receive a Corporation subsidy toward retiree medical coverage.

The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employees' service periods. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation).

Other employee benefits. FirstMerit's Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole common shares or cash, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or common shares equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the common shares on the day as of which the share account is so credited. The deferred compensation liability at December 31, 2012 and 2011 was $10.2

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

million and $10.0 million, respectively, and is included in accrued taxes, expenses and other liabilities on the accompanying consolidated balance sheets.

Savings plans. The Corporation maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. Effective January 1, 2009, the Corporation suspended is matching contribution to the savings plan. Effective April 1, 2011, the Corporation reinstated its matching contribution at $.50 of each $1.00 up to 1% of employee's qualifying salary. Starting January 1, 2013, the employer's matching contribution to the savings plan will increase to 100% on the first 3% and then 50% on the next 2% of the employee's qualifying salary. Contributions made by the Corporation to the savings plan were $0.6 million for 2012 and $0.5 million in 2011. The Corporation did not make a contribution to the savings plan during 2010 due to the suspension of the matching contribution. Matching contributions vest in accordance with plan specifications.

The Corporation maintains a qualified defined contribution plan known as Retirement Investment Plan ("RIP"). This plan was established January 1, 2007 for any employee that was not vested in the defined benefit plan on December 31, 2006. All new hires after January 1, 2007 became eligible for the RIP. To be eligible for the annual contribution, an employee must be actively employed on December 31 and eligible to participate in the 401(k) plan (date of hire and age 21 on or before July 1, 2007). The Corporation made a $3.5 million, $3.2 million, and $2.5 million contribution to the RIP for the years ended December 31, 2012, 2011 and 2010, respectively. The Retirement Investment Plan was eliminated effective January 1, 2013.

Actuarial assumptions. The actuarial assumptions used in the defined benefit qualified and nonqualified pension plans and the postretirement medical and life insurance benefit plan were as follows:

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions as of 12/31 measurement date	2012	2011	2010	2012	2011	2010
Discount Rate	4.21%	5.04%	5.60%	3.18%	4.23%	4.43%
Long-term rate of return on assets	7.00%	7.25%	8.25%	—	—	—
Rate of compensation increase	3.75% to 5.22%	3.75% to 5.22%	3.75% to 5.22%	—	—	—
Medical trend rates - non-medicare risk Pre-65	—	—	—	8.0% to 5.0%	8.5% to 5.0%	9.0% to 5.0%
Medical trend rates - non-medicare risk Post-65	—	—	—	12.0% to 5.0%	12.5% to 5.0%	13.0% to 5.0%
Prescription Drugs	—	—	—	8.0% to 5.0%	8.5% to 5.0%	9.0% to 5.0%
Medical trend rates - medicare risk HMO Post-65	—	—	—	12.0% to 5.0%	12.5% to 5.0%	13.0% to 5.0%

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

The discount rate reflects the market rate for high-quality fixed income debt instruments, that is rated double-A or higher by a recognized ratings agency, on the Corporation’s annual measurement date and is subject to change each year. The discount rate is selected on data specific to the Corporation’s plans and employee population. During 2012, the Corporation used a discount rate of 4.21% in the pension liability valuation, a decrease of 83 basis points from the 2011 discount rate.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The average rate of compensation increase for the qualified pension plans was 5.22% in 2012 and 2011. The average rate of compensation increase for the supplemental executive retirement nonqualified pension plan was 3.75% in 2012 and 2011.

For measurement purposes, the assumed annual rate increase in the per capita cost of non-Medicare covered health care benefits was 8.0% in 2012, decreased gradually to 5.0% in 2019, and Medicare covered health care benefits was 12.0%, decreased gradually to 5.0% in 2027. Increasing or decreasing the assumed health care cost trend rate by one percentage point each future year would not have a material impact on net postretirement benefit cost or obligations.

Additional information on the assumptions used to value the pension liability is included in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations.

The components of net periodic pension and postretirement benefits are as follows:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$7,194	$6,123	$5,919	$77	$54	$61
Interest cost	11,862	11,439	11,200	697	886	959
Expected return on assets	(12,136)	(13,313)	(12,059)	—	—	—
Prior service costs	388	394	394	(468)	—	—
Cumulative net loss	10,371	7,120	5,708	288	114	15
Curtailment gain	(142)	—	—	—	—	—
Net periodic pension/postretirement cost (benefit)	$17,537	$11,763	$11,162	$594	$1,054	$1,035

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements.

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:
(PBO), beginning of year	$243,640	$211,183	$16,250	$19,942
Service cost	7,194	6,123	77	54
Interest cost	11,862	11,439	697	886
Plan amendments	—	—	—	(4,794)
Participant contributions	—	—	1,199	846
Actuarial gain	8,529	23,727	(58)	1,578
Benefits paid	(11,797)	(8,832)	(3,394)	(2,262)
PBO, end of year	$259,428	$243,640	$14,771	$16,250
Change in plan assets, at fair value:
Fair value of plan assets, beginning of year	$153,605	$152,390	$—	$—
Actual return on plan assets	19,372	(1,352)	—	—
Participant contributions	—	—	1,199	846
Employer contributions	13,205	11,399	2,195	1,416
Benefits paid	(11,797)	(8,832)	(3,394)	(2,262)
Fair value of plan assets, end of year	$174,385	$153,605	$—	$—
Funded status	(85,043)	(90,046)	(14,771)	(16,250)
Prior service costs	1,663	1,909	(4,326)	(4,794)
Cumulative net loss	108,572	117,664	4,279	4,624
Prepaid (accrued) pension/postretirement cost	25,192	29,527	(14,818)	(16,420)
Amounts recognized in the statement of financial condition consist of:
Accrued benefit liability	$(85,043)	$(90,046)	$(14,771)	$(16,250)
Accumulated other comprehensive income	110,235	119,573	(47)	(170)
Net amount recognized	$25,192	$29,527	$(14,818)	$(16,420)

Accumulated Benefit Obligation ("ABO") for the Corporation's pension plan was $257.2 million and $220.9 million for the years ended December 31, 2012 and 2011, respectively. Information for those pension plans that had an ABO in excess of plan assets is as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Aggregate projected benefit obligation	$259,428	$243,640	n/a	n/a
Aggregate accumulated benefit obligation	257,206	220,932	n/a	n/a
Aggregate fair value of plan assets	174,385	153,605	n/a	n/a

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer "actuarially equivalent" prescription drug coverage to retirees. For the years ended December 31, 2012, 2011 and 2010 these subsidies did not have a material effect on our APBO and net postretirement benefit cost.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

At December 31, 2012, the projected benefit payments for the pension plans and the postretirement benefit plan, which reflect expected future service, as appropriate, totaled $18.9 million and $1.6 million in 2013, $18.1 million and $1.4 million in 2014, $15.9 million and $1.3 million in 2015, $15.7 million and $1.2 million in 2016, $15.0 million and $1.1 million in 2017, and $73.5 million and $4.5 million in years 2018 through 2021, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Prior service cost	$1,663	$1,909	$(4,326)	$(4,794)
Cumulative net loss	108,572	117,664	4,279	4,624
Total amount recognized	$110,235	$119,573	$(47)	$(170)

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

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total
Prior service cost	$469	$(468)	$1
Cumulative net loss	4,696	268	4,964

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Investment Policy and Strategy. The Corporation's pension plan invests in equities and other return-seeking assets such as real assets, as well as liability-hedging assets, primarily fixed income.  The Investment Policy recognizes that the plan's asset return requirements and risk tolerances will change over time.  The Corporation utilizes a dynamic investment policy, whereby the allocation to return-seeking assets and liability-hedging assets is determined by comparing plan assets to the plan liabilities. The Corporation's asset allocation strategy favors equities and other return-seeking assets, with a target allocation of approximately 65% as shown in the table below. As the plan's funded ratio status improves, the allocation to liability-hedging assets will increase from the current target of 35% of plan assets.

Dynamic Investment Policy Schedule
Return-Seeking (and Diversification) Allocation Strategy
Funded Ratio	Minimum	Target	Maximum
≤80%	58%	65%	72%
81%-83%	55%	62%	69%
84%-86%	52%	58%	64%
87%-89%	47%	53%	59%
90%-92%	43%	49%	55%
93%-95%	39%	44%	49%
96%-98%	35%	40%	45%
99%-101%	31%	35%	39%
102%-104%	27%	31%	35%
105%-107%	22%	26%	30%
107%-110%	18%	22%	26%
>110%	16%	20%	24%

The Corporation's pension plan weighted-average allocations at measurement dates by asset category are as follows:

	Percentage of Plan Assets on Measurement Date
	December 31,
Asset Category	2012	2011
Cash and domestic money market funds	2.97%	4.33%
U.S. Treasury obligations	2.34%	2.37%
U.S. Government agencies	2.03%	2.96%
Corporate bonds	4.55%	5.22%
Common stocks	15.43%	15.30%
Equity mutual funds	31.35%	36.80%
Fixed income mutual funds	24.10%	18.89%
Foreign mutual funds	17.23%	14.13%
	100.00%	100.00%

The following is a description of the valuation methodologies used to measure assets held by the pension plans at fair value.

•	Domestic and foreign money market funds: Valued at quoted prices as reported on the active market in which the money market funds are traded.

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

The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Domestic money market funds	$5,188	$—	$—	$5,188
United States government securities	—	4,074	—	4,074
United States government agency issues	—	3,542	—	3,542
Corporate bonds	—	7,931	—	7,931
Common stocks	26,916	—	—	26,916
Equity mutual funds	54,663	—	—	54,663
Fixed income mutual funds	42,028	—	—	42,028
Foreign mutual funds	30,043	—	—	30,043
Total assets at fair value	$158,838	$15,547	$—	$174,385

14.     Share-Based Compensation

The Corporation's 2002, 2006 and 2011 Stock and Equity Plans (the "Plans") provide stock options and restricted stock awards to employees for up to 7,185,536 common shares of the Corporation. The Plans also provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 was $9.3 million, $8.0 million and $7.3 million, respectively, and the related tax benefit thereto was $3.3 million, $2.8 million and $2.5 million, respectively. Share-based compensation expense related to awards granted to employees as well as awards granted to directors is recorded in salaries, wages, pension and employee benefits in the accompanying consolidated statements of income and comprehensive income.

Certain of the Corporation's share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation has elected to recognize compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized based on the

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

estimated number of stock options and awards for which service is to be rendered. Upon stock option exercise or stock unit conversion, it is the policy of the Corporation to issue shares from treasury stock.

In accordance with the Corporation's stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have 15 years of service are eligible to retire. Prior to the Plans' amendments during 2007, which eliminated post retirement vesting, all unvested awards at the time of retirement continued to vest. The Corporation accelerates the recognition of compensation costs for share-based awards granted to retirement-eligible employees prior and employees who become retirement-eligible is granted or modified, the compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire.

Stock Option Awards

Options under these Plans are granted with an exercise price equal to the market price of the Corporation's shares at the date of grant; those option awards generally vest based on 3 -years of continuous service and have a 10-year contractual term. Options granted as incentive stock options must be exercised within ten years and options granted as non-qualified stock options have terms established by the Compensation Committee of the Board and approved by the non-employee directors of the Board. Upon termination, options are cancelable within defined periods based upon the reason for termination of employment.

The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation's employee stock options. Because of these differences, the Black-Scholes model is not a perfect indicator of value of an employee stock option, but it is commonly used for this purpose.

A summary of stock option activity under the Plans as of December 31, 2012, 2011 and 2010 and changes during the years then ended is as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate InstrinsicValue (000's)
Outstanding at January 1, 2010	4,550	$25.35
Exercised	(48)	17.18
Forfeited	—	—
Expired	(210)	25.14
Outstanding at December 31, 2010	4,292	$25.29	2.01	$70
Exercised	—	—
Forfeited	—	—
Expired	(2,215)	25.55
Outstanding at December 31, 2011	2,077	$25.15	1.85	$—
Exercised	—	—
Forfeited	(71)	25.85
Expired	(186)	25.97
Outstanding at December 31, 2012	1,820	$24.73	1.82	$—
Exercisable at December 31, 2012	1,820	$24.73	1.82	$—

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

There were no options granted in the years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012 and 2011, no options were exercised. For the year ended December 31, 2010, the total intrinsic value of stock options exercised was immaterial.

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. The Corporation repurchased 2.6 million common shares in the first quarter of 2006, which has been adequate to cover all options exercised to date.

At December 31, 2012, there was no unrecognized compensation costs related to stock options granted to be realized under the Plans.

Nonvested Stock Awards

The market price of the Corporation's common shares at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation's nonvested shares as of December 31, 2012, 2011 and 2010 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant Date
Nonvested (restricted) Shares	Shares (000's)	Fair Value
Nonvested at January 1, 2010	850	$17.88
Granted	451	22.85
Vested	(382)	18.32
Forfeited or expired	(48)	19.35
Nonvested at December 31, 2010	871	$20.17
Granted	585	16.48
Vested	(407)	19.75
Forfeited or expired	(23)	19.21
Nonvested at December 31, 2011	1,026	$18.26
Granted	596	16.06
Vested	(493)	18.29
Forfeited or expired	(50)	18.94
Nonvested at December 31, 2012	1,079	$17.00

At December 31, 2012, there was $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.70 years. The total fair value of shares vested during the year ended December 31, 2012, 2011 and 2010 was $9.0 million, $7.2 million and $8.1 million, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

15.     Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,
Condensed Balance Sheets	2012	2011
Assets:
Cash and due from banks	$140,939	$61,599
Investment securities	1,429	1,385
Loans to subsidiaries	—	—
Investment in subsidiaries, at equity in underlying value of their net assets	1,490,718	1,494,442
Other assets	13,973	9,853
Total Assets	$1,647,059	$1,567,279
Liabilities and Shareholders' Equity:
Accrued and other liabilities	$1,857	$1,326
Shareholders' equity	1,645,202	1,565,953
Total Liabilities and Shareholders' Equity	$1,647,059	$1,567,279

	Years Ended December 31,
Condensed Statements of Income	2012	2011	2010
Income:
Cash dividends from subsidiaries	$155,493	$72,500	$22,720
Other income	309	287	1,502
	155,802	72,787	24,222
Interest and other expenses	10,799	8,005	10,387
Income before income tax benefit and equity in undistributed income of subsidiaries	145,003	64,782	13,835
Income tax benefit	(2,004)	(1,803)	(2,267)
	147,007	66,585	16,102
Equity in undistributed income of subsidiaries	(12,901)	52,973	86,807
Net income	$134,106	$119,558	$102,909

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
Operating activities:
Net income	$134,106	$119,558	$102,909
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	12,901	(52,973)	(86,807)
Decrease in Federal income tax payable	(4,446)	(936)	(2,042)
Other	844	571	(175)
Net cash provided by operating activities	143,405	66,220	13,885
Investing activities:
Loans to subsidiaries	—	(18,704)	(242,327)
Repayment of loans to subsidiaries	—	76,030	313,550
Payments for investments in and advances to subsidiaries	—	—	(381,600)
Sale of investments in and advances to subsidiaries	7,827	—	—
Purchases of investment securities	(44)	(45)	(45)
Net cash provided (used) by investing activities	7,783	57,281	(310,422)
Financing activities:
Repayment of short-term borrowings	—	—	(52,393)
Proceeds from issuance of common stock	—	—	400,018
Cash dividends-common stock	(69,459)	(69,255)	(65,634)
Proceeds from exercise of stock options	—	—	826
Purchase of treasury shares	(2,389)	(2,295)	(2,634)
Net cash (used) provided by financing activities	(71,848)	(71,550)	280,183
Increase (decrease) in cash and cash equivalents	79,340	51,951	(16,354)
Cash and cash equivalents at beginning of year	61,599	9,648	26,002
Cash and cash equivalents at end of year	$140,939	$61,599	$9,648

16.     Segment Information

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

•
Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, business banking (formerly known as small business), public entities, and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing,

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

commercial mortgages, real estate construction lending, letters of credit, treasury management, government banking, international banking, merchant card and other depository products and services.

•
Retail – The retail line of business includes consumer lending and deposit gathering, residential mortgage loan origination and servicing, and branch-based small business banking (formerly known as the "micro business" line). Retail offers a variety of retail financial products and services including consumer direct and indirect installment loans, debit and credit cards, debit gift cards, residential mortgage loans, home equity loans and lines of credit, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2012, 2011, and 2010:

					FirstMerit
December 31, 2012	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$258,575	$207,907	$17,444	$(12,096)	$471,830
Provision for loan losses	32,319	10,008	(626)	12,997	54,698
Other income	67,606	103,279	32,996	19,723	223,604
Other expenses	159,525	221,297	39,296	33,495	453,613
Net income	87,318	51,922	7,650	(12,784)	134,106
AVERAGES:
Assets	6,424,226	2,952,280	238,805	5,005,316	14,620,627
Loans	6,391,189	2,674,997	225,018	65,876	9,357,080
Earnings assets	6,493,713	2,707,632	225,044	3,646,302	13,072,691
Deposits	3,284,722	7,416,982	709,786	142,308	11,553,798
Economic Capital	404,005	212,409	49,313	942,381	1,608,108

					FirstMerit
December 31, 2011	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$265,196	$225,580	$18,764	$(29,913)	$479,627
Provision for loan losses	38,830	21,672	3,479	10,407	74,388
Other income	57,940	103,248	31,684	31,885	224,757
Other expenses	148,338	235,339	40,004	40,664	464,345
Net income	88,379	46,681	4,527	(20,029)	119,558
AVERAGES:
Assets	6,203,526	2,935,699	240,952	5,115,153	14,495,330
Loans	6,201,990	2,661,910	227,710	64,363	9,155,973
Earnings assets	6,281,589	2,712,133	228,191	3,506,811	12,728,724
Deposits	3,027,329	7,500,213	644,879	240,080	11,412,501
Economic Capital	368,434	223,772	50,871	905,276	1,548,353

					FirstMerit
December 31, 2010	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$250,597	$214,118	$19,548	$(25,744)	$458,519
Provision for loan losses	54,065	36,249	2,668	(4,767)	88,215
Other income	46,876	114,497	32,596	18,587	212,556
Other expenses	110,261	224,334	39,604	68,661	442,860
Net income	86,545	44,220	6,416	(34,272)	102,909
AVERAGES:
Assets	5,404,883	2,983,395	278,143	4,857,930	13,524,351
Loans	5,394,135	2,698,502	266,522	170,144	8,529,303
Earnings assets	5,456,316	2,742,696	266,835	3,291,138	11,756,985
Deposits	2,516,201	7,015,468	578,876	339,886	10,450,431
Economic Capital	308,547	223,304	36,881	746,889	1,315,621

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

17.     Fair Value Measurement

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

Additional information regarding the Corporation's accounting policies for determining fair value is provided in Note 1 (Summary of Significant Accounting Policies) under the heading "Fair Value Measurements."

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2012 and 2011:

		Fair Value by Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,241	$3,241	$—	$—
U.S. States and political subdivisions	268,204	—	268,204	—
Residential mortgage-backed securities:
U.S. government agencies	1,107,063	—	1,107,063	—
Commercial mortgage-backed securities:
U.S. government agencies	52,036	—	52,036	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,329,421	—	1,329,421	—
Non-agency	11	—	2	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	111,343	—	111,343	—
Corporate debt securities	49,652	—	—	49,652
Total available-for-sale securities	2,920,971	3,241	2,868,069	49,661
Residential loans held for sale	23,683	—	23,683	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Mortgage loan commitments	4,400	—	4,400	—
Forward sale contracts	(62)	—	(62)	—
Foreign exchange	62	—	62	—
Total derivative assets	63,169	—	63,169	—
Total fair value of assets (a)	$3,007,823	$3,241	$2,954,921	$49,661
Derivative liabilities:
Interest rate swaps - fair value hedges	19,080	—	19,080	—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Foreign exchange	57	—	57	—
Other	—	—	—	—
Total derivative liabilities	77,906	—	77,906	—
True-up liability	12,259	—	—	12,259
Total fair value of liabilities (a)	$90,165	$—	$77,906	$12,259
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$18,833	$—	$—	$18,833
Impaired loans (c)	38,983	—	—	38,983
Other property (d)	7,540	—	—	7,540
Other real estate covered by loss share (e)	12,631	—	—	12,631
Total fair value	$77,987	$—	$—	$77,987
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2012.
(b) - MSRs with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $2.6 million to a reported carrying value of $18.8 million resulting in recognition of $1.0 million in expense included in loans sales and servicing income in the year ended December 31, 2012.
(c) - Collateral dependent impaired loans with a recorded investment of $44.2 million were reduced by specific valuation allowance allocations totaling $5.3 million to a reported net carrying value of $39.0 million.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(d) - Amounts do not include assets held at cost at December 31, 2012. During the year ended December 31, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $2.2 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at December 31, 2012. During the year ended December 31, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $1.7 million included in noninterest expense.

		Fair Value by Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,299	$3,299	$—	$—
U.S. government agency debentures	123,069	—	123,069	—
U.S. States and political subdivisions	357,731	—	357,731	—
Residential mortgage-backed securities:
U.S. government agencies	1,460,343	—	1,460,343	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,137,835	—	1,137,835	—
Non-agency	43,307	—	2	43,305
Commercial collateralized mortgage-backed securities:
U.S. government agencies	129,127	—	129,127	—
Corporate debt securities	98,842	—	54,608	44,234
Total available-for-sale securities	3,353,553	3,299	3,262,715	87,539
Residential loans held for sale	30,077	—	30,077	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	58,875	—	58,875	—
Mortgage loan commitments	4,959	—	4,959	—
Forward sale contracts	(1,798)	—	(1,798)	—
Foreign exchange	65	—	65	—
Total derivative assets	62,101	—	62,101	—
Total fair value of assets (a)	$3,445,731	$3,299	$3,354,893	$87,539
Derivative liabilities:
Interest rate swaps - fair value hedges	25,889	—	25,889	—
Interest rate swaps - nondesignated	58,875	—	58,875	—
Foreign exchange	62	—	62	—
Other	1,324	—	1,324	—
Total derivative liabilities	86,150	—	86,150	—
True-up liability	11,551	—	—	11,551
Total fair value of liabilities (a)	$97,701	$—	$86,150	$11,551
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,749	$—	$—	$17,749
Impaired loans (c)	56,739	—	—	56,739
Other property (d)	4,087	—	—	4,087
Other real estate covered by loss share (e)	18,707	—	—	18,707
Total fair value	$97,282	$—	$—	$97,282
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2011.
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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During years ended December 31, 2012 and 2011, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 98% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; mortgage-backed securities ("MBS"); securities issued by the U.S. Treasury; and certain agency and corporate collateralized mortgage obligations.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of December 31, 2012, less than 2% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities. These instruments are measured at unadjusted prices obtained from the independent pricing service. The independent pricing service prices these instruments through a broker quote when sufficient information, such as cash flows or other security structure or market information, is not available to produce an evaluation. Broker-quoted securities are adjusted by the independent pricing service based solely on the receipt of updated quotes from market makers or broker-dealers recognized as market participants. A list of such issues is compiled by the independent pricing service daily. For broker-quoted issues, the independent pricing service applies a zero spread relationship to the bid-side valuation, resulting in the same values for the mean and ask.

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

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 7 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on mortgage servicing rights valuation assumptions.

Derivatives. The Corporation's derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected "fallout" (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the year ended December 31, 2012.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 2.95% and 4.06% as of December 31, 2012 and 2011, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by $0.9 million and $0.9 million, respectively, as of December 31, 2012.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.6 million and $7.2 million as of December 31, 2012 and December 31, 2011, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $172 million) less (2) the sum of (A) 25% of the asset discount (approximately $47 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.6 million and $4.3 million as of December 31, 2012 and December 31, 2011, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts components of the true-up calculations are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 5 (Loans and Allowance for Loan Losses) for additional information on the estimated cash flows of the acquired loan portfolios.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2012 are summarized as follows:

	Twelve Months Ended
	December 31, 2012		December 31, 2011
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$87,539	$11,551	$60,344	$12,061
(Gains) losses included in earnings (a)	—	708	—	(510)
Unrealized gains (losses) (b)	5,282	—	(1,065)	—
Purchases	—	—	83,876	—
Sales	(40,520)	—	(44,924)	—
Settlements	(2,640)	—	(10,692)	—
Net transfers into (out of) Level 3	—	—	—	—
Balance at ending of period	$49,661	$12,259	$87,539	$11,551
(a) Reported in other expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under U.S. GAAP.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of December 31, 2012 and 2011. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

	December 31, 2012	December 31, 2011
Aggregate fair value carrying amount	$23,683	$30,077
Aggregate unpaid principal / contractual balance	22,765	28,948
Carrying amount over aggregate unpaid principal (a)	918	1,129
(a) These changes are included in loan sales and servicing income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of December 31, 2012 and December 31, 2011 are shown in the tables below.

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$258,014	$258,014	$—	$258,014	$—
Available-for-sale securities	2,920,971	2,920,971	3,241	2,868,069	49,661
Held-to-maturity securities	622,121	630,799	—	630,799	—
Other securities	140,717	140,717	—	140,717	—
Loans held for sale	23,683	23,683	—	23,683	—
Net noncovered loans	8,632,717	8,604,872	—	—	8,604,872
Net covered loans and loss share receivable	975,870	975,870	—	—	975,870
Accrued interest receivable	40,389	40,389	—	40,389	—
Derivatives	63,169	63,169	—	63,169	—
Financial liabilities:
Deposits	$11,759,425	$11,765,873	$—	$11,765,873	$—
Federal funds purchased and securities sold under agreements to repurchase	1,104,525	1,104,525	—	1,104,525	—
Wholesale borrowings	136,883	143,029	—	143,029	—
Accrued interest payable	2,515	2,515	—	2,515	—
Derivatives	77,906	77,906	—	77,906	—

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2011
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$377,319	$377,319	$—	$377,319	$—
Available for sale securities	3,353,553	3,353,553	3,299	3,262,715	87,539
Held to maturity securities	82,764	85,112	—	85,112	—
Other securities	140,726	140,726	—	140,726	—
Loans held for sale	30,077	30,077	—	30,077	—
Net noncovered loans	7,641,245	7,373,801	—	—	7,373,801
Net covered loans and loss share receivable	1,460,723	1,460,723	—	—	1,460,723
Accrued interest receivable	42,274	42,274	—	42,274	—
Derivatives	62,101	62,101	—	62,101	—
Financial liabilities:
Deposits	$11,431,609	$11,445,777	$—	$11,445,777	$—
Federal funds purchased and securities sold under agreements to repurchase	866,265	866,265	—	866,265	—
Wholesale borrowings	203,462	211,623	—	211,623	—
Accrued interest payable	3,915	3,915	—	3,915	—
Derivatives	86,150	86,150	—	86,150	—

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

Mortgage servicing rights – See Financial Instruments Measured at Fair Value above.

Deposits – The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, are established at carrying value because of the customers' ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

18.     Derivatives and Hedging Activity

The Corporation, through its mortgage banking and risk management operations, is party to various derivative instruments that are used for asset and liability management and customers' financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Corporation to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Derivatives Designated in Hedge Relationships

The Corporation's fixed rate loans result in exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate loans is to convert the fixed rate received to a floating rate. The Corporation hedges exposure to changes in the fair value of fixed rate loans through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

Through the Corporation's Fixed Rate Advantage Program ("FRAP Program"), a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one month London Inter-Bank Offered Rate index. These interest rate swaps are designated as fair value hedges. Through application of the "short cut method of accounting", there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a stand-alone derivative.

At December 31, 2012 and 2011, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)

Interest rate swaps:
Fair value hedges	$—	$—	$819	$—	$161,133	$19,080	$234,330	$25,889

(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Derivatives Not Designated in Hedge Relationships

As of December 31, 2012 and 2011, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)
Interest rate swaps	$1,204,835	$58,769	$976,823	$58,875	$1,204,835	$58,769	$976,823	$58,875
Mortgage loan commitments	168,271	4,400	191,514	4,959	—	—	—	—
Forward sales contracts	124,017	(62)	159,377	(1,798)	—	—	—	—
Credit contracts	—	—	—	—	25,225	—	17,951	—
Foreign exchange	6,662	62	3,582	65	6,026	57	3,793	62
Other	—	—	—	—	31,492	—	21,094	1,324
Total	$1,503,785	$63,169	$1,331,296	$62,101	$1,267,578	$58,826	$1,019,661	$60,261

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

Mortgage banking. In the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the "mortgage pipeline" and the "mortgage warehouse". A pipeline loan is one in which the Corporation has entered into a written mortgage loan commitment with a potential borrower that will be held for resale. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse of loans awaiting sale and delivery into the secondary market.

Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected "fallout" (loan commitments not expected to close), using models which consider cumulative historical fallout rates and other factors. In addition, expected net future cash flows related to loan servicing activities are included in the fair value measurement of a written loan commitment.

Written loan commitments in which the borrower has locked in an interest rate results in market risk to the Corporation to the extent market interest rates change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into forward sales contracts.

The Corporation's warehouse (mortgage loans held for sale) is subject to changes in fair value, due to fluctuations in interest rates from the loan's closing date through the date of sale of the loan into the secondary

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, the Corporation enters into forward sales contracts on a significant portion of the warehouse to provide an economic hedge against those changes in fair value. Mortgage loans held for sale and the forward sales contracts were recorded at fair value with ineffective changes in value recorded in current earnings as Loan sales and servicing income.

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation's commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At December 31, 2012, the remaining terms on these swap participation agreements generally ranged from less than one year to six years. The Corporation's maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $2.3 million as of December 31, 2012. The fair values of the written swap participations were not material at December 31, 2012 and 2011.

Gains and losses recognized in income on non-designated hedging instruments for the years ended December 31, 2012, 2011 and 2010 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized Income on Derivative in Income on Derivatives
		Year Ended December 31,
		2012	2011	2010
Mortgage loan commitments	Other operating income	(559)	3,576	987
Forward sales contracts	Other operating income	1,737	(3,904)	1,222
Foreign exchange contracts	Other operating income	189	9	—
Other	Other operating expense	—	(1,324)	(678)
Total		$1,367	$(1,643)	$1,531

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's Asset and Liability Committee, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's Asset and Liability Committee. The

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $96.5 million and $107.0 million as of December 31, 2012 and 2011, respectively.

19.     Commitments and Contingencies

Obligations Under Non-cancelable Leases

The Corporation is obligated under various non-cancelable operating leases on branch offices. Minimum future rental payments under non-cancelable operating leases at December 31, 2012 are as follows:

Years Ended December 31,	Lease Commitments
2013	$7,366
2014	6,621
2015	5,795
2016	4,682
2017	4,088
2018-2029	11,374
$39,926

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 18 (Derivatives and Hedging Activity). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at December 31, 2012 was $5.4 million. Additional information pertaining to this allowance is included in Note 5 (Loans and Allowance for Loan Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2012 and 2011. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	At December 31,
	2012	2011
Loan Commitments
Commercial	$2,431,023	$2,023,284
Consumer	1,720,518	1,585,655
Total loan commitments	$4,151,541	$3,608,939

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of December 31, 2012 and 2011.

	At December 31,
	2012	2011
Financial guarantees
Standby letters of credit	$136,202	$135,039
Loans sold with recourse	42,383	38,808
Total financial guarantees	$178,585	$173,847

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $68.9 million at December 31, 2012, the remaining guarantees extend in varying amounts through 2017.

Changes in the amount of the repurchase reserve for the years ended December 31, 2012 and 2011 are as follows:

	Twelve months ended December 31, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(863)	—	(863)
Net increase (decrease) to reserve	1,893	(106)	1,787
Balance at end of period	$1,500	$1,167	$2,667

	Twelve months ended December 31, 2011
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$600	$2,233	$2,833
Net realized losses	(127)	(110)	(237)
Net increase (decrease) to reserve	(3)	(850)	(853)
Balance at end of period	$470	$1,273	$1,743

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The total reserve associated with loans sold with recourse was approximately $2.7 million and $1.7 million as of December 31, 2012 and December 31, 2011, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. The Corporation's reserve reflects management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about defect concur rate, repurchase mix, and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The Corporation regularly sells residential mortgage loans service retained to government sponsored enterprises ("GSEs") as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of December 31, 2012 and December 31, 2011, the Corporation had sold $32.5 million and $28.1 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $1.5 million and $0.5 million as of December 31, 2012 and December 31, 2011, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of December 31, 2012, the Corporation continued to service approximately $8.2 million in manufactured housing loans which were sold with recourse compared to $10.7 million as of December 31, 2011. As of December 31, 2012, the Corporation had reserved $1.2 million for potential losses from these manufactured housing loans compared to $1.3 million as of December 31, 2011.

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

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court certified the class and the Bank and Corporation have appealed the determination.

365/360 Interest Litigation

In August 2008, a lawsuit was filed in the Cuyahoga County Court of Common Pleas against the Bank. The breach-of-contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint seeks actual damages, interest, injunctive relief and attorney fees. In June 2012, the trial court certified the class and the Bank has appealed the determination.

Shareholder Derivative Litigation

In July 2012, three related shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Ohio. The lawsuits name as defendants the members of the Corporation's board of directors and certain senior executives. The lawsuits are purportedly brought on behalf of the Corporation and seek a recovery for its benefit. The lawsuits generally allege that the defendants breached fiduciary duties owed to the Corporation in connection with decisions concerning executive compensation, and allege that the senior executives named as defendants were unjustly enriched by receiving excessive compensation. The lawsuits also allege that the defendants caused the Corporation to issue incomplete or misleading disclosures concerning executive compensation in its 2012 proxy statement. The complaints seek an award against the defendants of monetary damages to be paid to the Corporation, and various other forms of relief. In September 2012, the lawsuits were consolidated.

Merger Litigation

Between September 17, 2012 and October 5, 2012, alleged shareholders of Citizens filed six purported class action lawsuits in the Circuit Court of Genesee County, Michigan, which have been consolidated as In re Citizens Republic Bancorp, Inc. Shareholder Litigation, Case No. 12-99027-CK (the "Lawsuit"). The consolidated complaint (the "Complaint") names as defendants Citizens, each of the current members of Citizens' board of directors and FirstMerit. The complaint alleges that the director defendants breached their fiduciary duties by failing to obtain the best available price in connection with the merger, by not utilizing a proper process to evaluate the merger and by agreeing to protective devices that ensure that no entity other than FirstMerit will seek to acquire Citizens. The Complaint also alleges that FirstMerit and Citizens aided and abetted those alleged breaches of fiduciary duty.  The Complaint seeks declaratory and injunctive relief to prevent the consummation of the merger, rescissory damages and other equitable relief.  The defendants filed a motion to dismiss the Complaint.

           On February 21, 2013, the plaintiffs and defendants entered into a memorandum of understanding (the “MOU”) setting forth their agreement in principle to settle the Lawsuit. While the defendants deny the allegations made in the Complaint, they have agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely closing of the merger. The MOU, which is filed as an exhibit to this joint proxy statement/prospectus, describes the terms that the parties have agreed to include in the final settlement agreement concerning the Complaint (the “Settlement Agreement”), subject to confirmatory

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

discovery by the plaintiffs, and describes the actions that the parties will take or refrain from taking between the date of the MOU and the date that the Settlement Agreement is finally approved.

            The MOU, among other things, provides that the defendants will amend the joint proxy statement/prospectus relating to the prosed merger to include the supplemental disclosures contained in Exhibit A to the MOU. The MOU also provides that the Settlement Agreement will include an injunction against proceedings in connection with the Complaint and any additional complaints concerning claims that will be covered by the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release on behalf of the plaintiffs, along with other members of the class of Citizens's shareholders certified for purposes of the Settlement Agreement, in favor of the defendants and their related parties from any claims that arose from or are related to the merger. The defendants have agreed to pay the plaintiff's attorneys' fees and expenses as awarded by the court, subject to court approval of the Settlement Agreement and the consummation of the merger.

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

20.     Shareholders' Equity

Capital Transactions

In February 2013, the Corporation completed in a underwritten public offering of 4,000,000 depositary shares for total gross proceeds of $100 million. Each depositary share represents a 1/40th ownership interest in a share of the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value, $1,000 liquidation preference per share (equivalent to $25 per depositary share). The Corporation will use the net proceeds from the depository shares offering along with the net proceeds from the issuance of $250 million aggregate principal amount of subordinated notes in a separate underwritten public offering to repurchase the TARP Preferred and pay all accrued, accumulated and unpaid dividends assumed on the effective time of the merger with Citizens. Additional information can be found in Note 3 (Business Combinations) and Note 22 (Subsequent Events).

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell the Corporation's common shares. The Corporation sold 3.9 million shares with an average value of $20.91 per share during the year ended December 31, 2010.

During the quarter ended June 30, 2010, the Corporation completed the sale of a total of 17,600,160 common shares, no par value, at $19.00 per share in an underwritten public offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Corporation.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Earnings per Share

The reconciliation between basic and diluted earnings per share is presented as follows:

	Years Ended December 31,
	2012	2011	2010
Basic EPS:
Net income	$134,106	$119,558	$102,909
Net income available to common shareholders	$134,106	$119,558	$102,909
Average common shares outstanding	110,597	110,128	102,034
Less: participating shares included in average shares outstanding	(1,079)	(1,026)	(871)
Average common shares outstanding used in basic EPS	109,518	109,102	101,163
Basic net income per share	$1.22	$1.10	$1.02

Diluted EPS:
Income used in diluted earnings per share calculation	$134,106	$119,558	$102,909
Average common shares outstanding	110,597	110,128	102,034
Add: common stock equivalents:
Stock option plans	—	—	2
Less: participating shares included in average shares outstanding	(1,079)	(1,026)	(871)
Average common and common stock equivalent shares outstanding	109,518	109,102	101,165
Diluted net income per share	$1.22	$1.10	$1.02

For the years ended December 31, 2012, 2011 and 2010, options to purchase 1.8 million shares, 3.4 million shares and 4.4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2012 and 2011, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the "Capital Resources" section of Management's Discussion and Analysis of financial condition and results of operations.

At December 31, 2012 and 2011, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In Management's opinion, there are no

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

conditions or events since the OCC's notification that have changed the Bank's categorization as "well-capitalized."

Consolidated
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2012	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,325,971	12.50%	>	$848,627	8.00%	>	$1,060,783	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,193,188	11.25%	>	$424,313	4.00%	>	$636,470	6.00%
Tier I Capital
(to Average Assets)	$1,193,188	8.43%	>	$566,212	4.00%	>	$707,765	5.00%
Consolidated
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2011	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,242,177	12.73%	>	$780,366	8.00%	>	$975,457	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,119,892	11.48%	>	$390,183	4.00%	>	$585,274	6.00%
Tier I Capital
(to Average Assets)	$1,119,892	7.95%	>	$563,321	4.00%	>	$704,151	5.00%

Bank Only
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2012	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,158,312	10.93%	>	$847,694	8.00%	>	$1,059,618	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,030,585	9.73%	>	$423,847	4.00%	>	$635,771	6.00%
Tier I Capital
(to Average Assets)	$1,030,585	7.29%	>	$565,414	4.00%	>	$706,768	5.00%
Bank Only
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2011	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,150,675	11.82%	>	$778,604	8.00%	>	$973,255	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,033,171	10.62%	>	$389,302	4.00%	>	$583,953	6.00%
Tier I Capital
(to Average Assets)	$1,033,171	7.35%	>	$562,343	4.00%	>	$702,929	5.00%

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

The minimum net worth requirement of HUD at December 31, 2012 and 2011 was $1.0 million and $0.6 million, respectively. FirstMerit Mortgage Corporations' net worth significantly exceeded the HUD requirements at December 31, 2012 and 2011.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

22.     Subsequent Events

On February 4, 2013, the Corporation completed underwritten public offerings of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023 ("Subordinated Notes") and 4,000,000 depositary shares for total gross proceeds of $100 million. Each depositary share represents a 1/40th ownership interest in a share of the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value, $1,000 liquidation preference per share (equivalent to $25 per depositary share) ("Preferred Stock"). The Corporation intends to use the net proceeds from these underwritten public offerings to purchase from the U.S. Department of the Treasury, in connection with the merger with Citizens, Citizens TARP Preferred, plus all accrued, cumulated and unpaid dividends. Additional information on this acquisition can be found in Note 3 (Business Combinations).

The Corporation must redeem all of the Subordinated Notes if the Merger does not occur on or prior to June 12, 2013 or such later date as determined by the Corporation’s board of directors, but not later than September 12, 2013, or if the Merger Agreement is terminated at any time prior to that date, for the redemption price equal to 101% of the aggregate principal amount plus accrued interest up to, but excluding, the date of redemption.

23.     Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2012 and 2011 are summarized as follows:

	2012 Quarters				2011 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total interest income	$125,366	$127,482	$128,755	$129,080	$132,248	$133,555	$133,217	$139,235
Total interest expense	9,136	9,592	9,832	10,293	11,282	14,163	15,774	17,411
Net interest income	116,230	117,890	118,923	118,787	120,966	119,392	117,443	121,824
Provision for noncovered loan losses	7,116	9,965	8,766	8,129	12,275	14,604	10,138	17,018
Provision for covered loan losses	5,146	6,214	3,430	5,932	2,773	4,768	7,481	5,331
Net income	38,224	34,953	30,585	30,344	30,496	31,737	29,763	27,560
Net income per basic share	0.35	0.32	0.28	0.28	0.28	0.29	0.27	0.25
Net income per diluted share	0.35	0.32	0.28	0.28	0.28	0.29	0.27	0.25

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

FirstMerit Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States necessarily include some amounts that are based on Management’s best estimates and judgments. The Management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States of America. FirstMerit Corporation’s system of internal control over financial reporting contains self-monitoring mechanisms, and compliance is tested and evaluated through internal audits. Our internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee of the Board of Directors. Actions are taken to correct potential deficiencies as they are identified. The Audit Committee, consisting entirely of directors who are independent under the listing standards of the Nasdaq Stock Market, meets with management, the internal auditors and the independent registered public accounting firm, reviews audit plans and results, and reviews management’s actions in discharging its responsibilities for accounting, financial reporting and internal controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed FirstMerit Corporation's system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control---Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2012, its system of internal control over financial reporting met those criteria and was effective.

The effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL

Chairman and Chief	Executive Vice President and

Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of FirstMerit Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
February 28, 2013

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited FirstMerit Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FirstMerit Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, FirstMerit Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
February 28, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2012 were effective.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 172 of this Annual Report on Form 10-K, Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control – Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2012, its system of internal control over financial reporting met those criteria and is effective.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the 2013 Annual Meeting of Shareholders (the "2013 Annual Meeting") is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's definitive proxy statement relating to the 2013 Annual Meeting to be filed with the SEC ("FirstMerit's 2013 Proxy Statement").

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption "Executive Officers of the Registrant" included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

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

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2013 Proxy Statement. These procedures have not materially changed from those described in FirstMerit's definitive proxy materials for the 2012 Annual Meeting of Shareholders held on April 18, 2012.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "The Compensation Report" in FirstMerit's 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities available for grant for Options, Warrants and Rights (c)
Equity Compensation Plans Approved by Security Holders
1999	145,448	$25.34	—
2002	1,204,804	$25.10	—
2002D	73,077	$23.36	—
2006	330,169	$24.04	1,905,701
2006D	66,990	$21.65	—
2011	—	—	3,459,347
Total	1,675,040		5,365,048

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following financial statements and the auditor's reports thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of December 31, 2012 and 2011;

Consolidated Statements of Income for Years ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Changes in Shareholders' Equity for Years ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Cash Flows for Years ended December 31, 2012, 2011 and 2010;

Notes to Consolidated Financial Statements for Years ended December 31, 2012, 2011 and 2010;

Report of Management on Internal Control Over Financial Reporting; and

Reports of Independent Registered Public Accounting Firms.

(a)(2) Financial Statement Schedules

All financial statement schedules have been included in this Form 10-K in the consolidated financial statements or the related notes, or they are either inapplicable or not required.

(a)(3) Exhibits

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by FirstMerit Corporation (file number 00-10161), unless otherwise noted.

Exhibit
Number	Description
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

10.9*	Firstmerit Corporation Director Deferred Compensation Plan, Amended and Restated Effective as of December 12, 2012 (filed herewith).
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

10.53*
Transition and Retirement Agreement, dated August 31, 2012, by and between FirstMerit Bank, N.A. and Larry A.Shoff (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed by FirstMerit Corporation on November 2, 2012).

10.54*
FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors. (incorporated by reference from Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed by FirstMerit Corporation on November 2, 2012).

10.55*
First Amendment to the Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.56*	First Amendment to the Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).
10.57*
Securities Purchase Agreement, dated as of February 19, 2013, by and among the United States Department of the Treasury, FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form S-4/A filed by FirstMerit Corporation on February 21, 2013 (Registration No. 333-18521))

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
101.1
The following financial information from FirstMerit Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 28th day of February, 2013.

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

/s/ Carlton E. Langer
Dated:	February 28, 2013	Carlton E. Langer, Senior Vice President, Chief Legal Officer and Corporate Secretary