Form 10-Q
period 2013-03-31
FIRSTMERIT CORP /OH/
filed 2013-05-03
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-11267
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 4/30/2013
Common Stock, no par value	165,738,117

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. MINE SAFETY DISCLOSURES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBIT INDEX
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.     FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(Dollars in thousands)	March 31,	December 31,	March 31,
(Unaudited, except for December 31, 2012)	2013	2012	2012
ASSETS
Cash and due from banks	$183,430	$244,223	$188,789
Interest-bearing deposits in banks	163,673	13,791	301,196
Total cash and cash equivalents	347,103	258,014	489,985
Investment securities:
Held-to-maturity	665,589	622,121	100,840
Available-for-sale	3,243,835	2,920,971	3,491,647
Other investments	140,984	140,717	140,713
Loans held for sale	14,459	23,683	42,447
Noncovered loans:
Commercial	5,888,337	5,866,489	5,220,051
Mortgage	451,522	445,211	428,950
Installment	1,322,795	1,328,258	1,259,930
Home equity	812,458	806,078	739,548
Credit card	140,721	146,387	140,618
Leases	164,137	139,236	74,112
Total noncovered loans	8,779,970	8,731,659	7,863,209
Allowance for noncovered loan losses	(98,843)	(98,942)	(103,849)
Net noncovered loans	8,681,127	8,632,717	7,759,360
Covered loans (includes loss share receivable of $95.6 million, $113.7 million and $171.1 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively)	896,832	1,019,125	1,378,150
Allowance for covered loan losses	(47,945)	(43,255)	(41,070)
Net covered loans	848,887	975,870	1,337,080
Net loans	9,530,014	9,608,587	9,096,440
Premises and equipment, net	177,137	181,149	188,347
Goodwill	460,044	460,044	460,044
Intangible assets	6,055	6,373	7,756
Covered other real estate (includes loss share receivable of $.04 million, $.05 million, and $0.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively)	70,267	59,855	56,411
Accrued interest receivable and other assets	616,997	631,498	596,188
Total assets	$15,272,484	$14,913,012	$14,670,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,360,841	$3,338,371	$3,136,595
Interest-bearing	1,371,359	1,287,674	1,119,102
Savings and money market accounts	5,890,369	5,758,123	5,742,547
Certificates and other time deposits	1,303,198	1,375,257	1,649,921
Total deposits	11,925,767	11,759,425	11,648,165
Federal funds purchased and securities sold under agreements to repurchase	826,855	1,104,525	928,760
Wholesale borrowings	136,003	136,883	176,611
Long-term debt	249,921	—	—
Accrued taxes, expenses and other liabilities	379,088	266,977	333,177
Total liabilities	13,517,634	13,267,810	13,086,713
Shareholders' equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: March 31, 2013, December 31, 2012 and March 31, 2012 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	472,975	475,979	484,491
Accumulated other comprehensive loss	(24,119)	(16,205)	(22,172)
Retained earnings	1,214,889	1,195,850	1,144,210
Treasury stock, at cost: March 31, 2013 - 5,375,905 shares; December 31, 2012 - 5,472,915 shares; March 31, 2012 - 5,935,169 shares	(136,832)	(138,359)	(150,361)
Total shareholders' equity	1,754,850	1,645,202	1,584,105
Total liabilities and shareholders' equity	$15,272,484	$14,913,012	$14,670,818

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(Dollars in thousands except for per share data)
(Unaudited)
	Three months ended March 31,
	2013	2012

Interest income:
Loans and loans held for sale	$98,672	$103,082
Investment securities:
Taxable	19,239	22,418
Tax-exempt	4,045	3,580
Total investment securities interest	23,284	25,998
Total interest income	121,956	129,080
Interest expense:
Deposits:
Interest bearing	318	247
Savings and money market accounts	5,315	5,103
Certificates and other time deposits	2,063	3,524
Securities sold under agreements to repurchase	313	268
Wholesale borrowings	850	1,151
Long-term debt	1,748	—
Total interest expense	10,607	10,293
Net interest income	111,349	118,787
Provision for noncovered loan losses	5,808	8,129
Provision for covered loan losses	4,138	5,932
Net interest income after provision for loan losses	101,403	104,726
Other income:
Trust department income	5,741	5,627
Service charges on deposits	12,585	14,409
Credit card fees	10,222	10,180
ATM and other service fees	3,335	3,790
Bank owned life insurance income	4,897	3,056
Investment services and insurance	2,415	2,247
Investment securities (losses) gains, net	(9)	260
Loan sales and servicing income	7,863	6,691
Other operating income	10,343	5,466
Total other income	57,392	51,726
Other expenses:
Salaries, wages, pension and employee benefits	57,906	63,973
Net occupancy expense	8,282	8,592
Equipment expense	7,349	7,104
Stationery, supplies and postage	2,096	2,143
Bankcard, loan processing and other costs	7,840	7,653
Professional services	5,410	3,352
Amortization of intangibles	317	483
FDIC insurance expense	3,526	3,720
Other operating expense	14,199	16,748
Total other expenses	106,925	113,768
Income before income tax expense	51,870	42,684
Income tax expense	14,524	12,340
Net income	37,346	30,344
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gains and (losses), net of taxes of ($4.3) million and $1.0 million	(7,920)	1,884
Reclassification for realized securities' (gains) and losses, net of taxes of ($.003) million and $.09 million	6	(169)
Total other comprehensive gain (loss), net of taxes	(7,914)	1,715
Comprehensive income	$29,432	$32,059
Net income attributable to common shareholders	$36,125	$30,207
Net income used in diluted EPS calculation	$36,125	$30,207
Weighted average number of common shares outstanding - basic	109,689	109,211
Weighted average number of common shares outstanding - diluted	109,689	109,211
Basic earnings per common share	$0.33	$0.28
Diluted earnings per common share	$0.33	$0.28
Dividend per common share	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands) (Unaudited)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2011	$—	$127,937	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—	—	—	30,344	—	30,344
Cash dividends - common stock ($0.16 per share)	—	—	—	—	(17,337)	—	(17,337)
Nonvested (restricted) shares granted (5,200 shares)	—	—	(126)	—	—	126	—
Restricted stock activity (69,446 shares)	—	—	574	—	—	(1,313)	(739)
Deferred compensation trust (52,891 increase in shares)	—	—	(8)	—	—	8	—
Share-based compensation	—	—	4,169	—	—	—	4,169
Net unrealized gains on investment securities, net of taxes	—	—	—	1,715	—	—	1,715
Balance at March 31, 2012	$—	$127,937	$484,491	$(22,172)	$1,144,210	$(150,361)	$1,584,105
Balance at December 31, 2012	$—	$127,937	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—	—	—	37,346	—	37,346
Cash dividends - preferred stock	—	—	—	—	(930)	—	(930)
Cash dividends - common stock ($0.16 per share)	—	—	—	—	(17,377)	—	(17,377)
Nonvested (restricted) shares granted (122,834 shares)	—	—	(2,270)	—	—	2,270	—
Restricted stock activity (25,824 shares)	—	—	606	—	—	(625)	(19)
Deferred compensation trust (113,049 increase in shares)	—	—	118	—	—	(118)	—
Share-based compensation	—	—	1,972	—	—	—	1,972
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	(3,430)	—	—	—	96,570
Net unrealized losses on investment securities, net of taxes	—	—	—	(7,914)	—	—	(7,914)
Balance as of March 31, 2013	$100,000	$127,937	$472,975	$(24,119)	$1,214,889	$(136,832)	$1,754,850

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Three months ended March 31,
(In thousands)	2013	2012
(Unaudited)
Operating Activities
Net income	$37,346	$30,344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,946	14,061
Provision (benefit) for deferred income taxes	(4,903)	2,615
Depreciation and amortization	5,630	5,692
Benefit attributable to FDIC loss share	5,539	4,899
Accretion of acquired loans	(15,511)	(21,484)
Accretion of income for lease financing	(915)	(709)
Amortization and accretion of investment securities, net
Available for sale	3,135	3,760
Held to maturity	1,308	13
Losses/(gains) on sales and calls of available-for-sale investment securities, net	9	(260)
Originations of loans held for sale	(140,723)	(194,576)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	154,143	183,778
Gains on sales of loans, net	(4,196)	(1,572)
Amortization of intangible assets	317	483
Recognition of stock compensation expense	1,972	4,169
Net decrease/(increase) in other assets	(7,451)	28,706
Net (decrease)/increase in other liabilities	4,047	(38,354)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,693	21,565
Investing Activities
Proceeds from sale of securities
Available for sale	25,674	94,865
Proceeds from prepayments, calls, and maturities
Available for sale	173,778	218,006
Held to maturity	17,010	1,591
Purchases of securities
Available for sale	(405,053)	(443,434)
Held to maturity	(61,773)	(19,620)
Other	(280)	—
Net decrease (increase) in loans and leases	77,681	6,659
Purchases of premises and equipment	(1,753)	(1,090)
Sales of premises and equipment	135	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(174,581)	(143,023)
Financing Activities
Net increase in demand accounts	106,155	162,576
Net increase in savings and money market accounts	132,246	147,138
Net decrease in certificates and other time deposits	(72,059)	(93,158)
Net (decrease) increase in securities sold under agreements to repurchase	(277,670)	62,495
Proceeds from issuance of subordinated debt	247,941	—
Net decrease in wholesale borrowings	(880)	(26,851)
Net proceeds from issuance of preferred stock	96,570	—
Cash dividends - common	(17,377)	(17,337)
Cash dividends - preferred	(930)	—
Restricted stock activity	(19)	(739)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	213,977	234,124
Increase (decrease) in cash and cash equivalents	89,089	112,666
Cash and cash equivalents at beginning of year	258,014	377,319
Cash and cash equivalents at end of year	$347,103	$489,985
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$6,765	$6,788
Federal income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practices within the financial services industry.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of March 31, 2013 and 2012 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

There have been no significant changes to the Corporation’s accounting policies as disclosed in the 2012 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

Recently Adopted and Issued Accounting Standards

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends the guidance in ASC 210, Balance Sheet, to require an entity to disclose information about offsetting and related arrangements to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. ASU 2011-11

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

did not have a significant impact on the corporations derivatives, repurchase agreements, reverse repurchase agreements, and securities lending and borrowing transactions on the consolidated financial statements. The newly required disclosures are incorporated into Note 9 (Derivatives and Hedging Activities).

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

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amends the guidance on ASC 220-10, by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The objective of the update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The Corporation has incorporated this new disclosure information into Note 14 (Changes and Reclassifications Out of Accumulated Other Comprehensive Income).

2.     Business Combinations

On September 12, 2012, the Corporation and Citizens Republic Bancorp, Inc. ("Citizens"), a Michigan corporation with approximately $9.6 billion in assets and 219 branches, entered into an Agreement and Plan of Merger (the "Merger Agreement").

On April 12, 2013, the Corporation completed its merger (the "Merger") with Citizens. The results of operations acquired in the Citizens transaction will be included in the Corporation's financial results beginning on April 13, 2013. The Merger will be accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair value on the acquisition date. The Corporation is in the process of determining the preliminary fair values which are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Any resulting goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for federal income tax purposes. Additional information on the Merger with Citizens can be found in Note 15 (Subsequent Events).

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$249,750	$13,646	$(790)	$262,606
Residential mortgage-backed securities:
U.S. government agencies	1,109,905	43,084	(663)	1,152,326
Commercial mortgage-backed securities:
U.S. government agencies	58,827	406	(659)	58,574
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,591,341	16,292	(2,354)	1,605,279
Non-agency	11	—	—	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	108,658	2,291	(347)	110,602
Corporate debt securities	61,555	—	(10,330)	51,225
Total debt securities	3,180,047	75,719	(15,143)	3,240,623
Marketable equity securities	3,212	—	—	3,212
Total securities available for sale	$3,183,259	$75,719	$(15,143)	$3,243,835
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$292,689	$5,041	$(244)	$297,486
Commercial mortgage-backed securities:
U.S. government agencies	40,413	774	—	41,187
Residential collateralized mortgage-backed securities:
U.S. government agencies	137,839	680	—	138,519
Commercial collateralized mortgage-backed securities:
U.S. government agencies	98,887	385	(339)	98,933
Corporate debt securities	95,761	1,615	—	97,376
Total securities held to maturity	$665,589	$8,495	$(583)	$673,501

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$253,198	$15,235	$(229)	$268,204
Residential mortgage-backed securities:
U.S. government agencies	1,058,005	49,058	—	1,107,063
Commercial mortgage-backed securities:
U.S. government agencies	52,014	428	(406)	52,036
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,311,501	18,180	(260)	1,329,421
Non-agency	11	—	—	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	109,260	2,221	(138)	111,343
Corporate debt securities	61,541	—	(11,889)	49,652
Total debt securities	2,845,530	85,122	(12,922)	2,917,730
Marketable equity securities	3,241	—	—	3,241
Total securities available for sale	$2,848,771	$85,122	$(12,922)	$2,920,971
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$270,005	$5,126	$(70)	$275,061
Commercial mortgage-backed securities:
U.S. government agencies	33,165	812	—	33,977
Residential collateralized mortgage-backed securities:				—
U.S. government agencies	123,563	533	(16)	124,080
Commercial collateralized mortgage-backed securities:				—
U.S. government agencies	98,924	772	—	99,696
Corporate debt securities	96,464	1,521	—	97,985
Total securities held to maturity	$622,121	$8,764	$(86)	$630,799

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$100,840	$3,025	$—	$103,865
Total securities held to maturity	$100,840	$3,025	$—	$103,865

Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheets.

	March 31, 2013	December 31, 2012	March 31, 2012
FRB stock	$21,324	$21,045	$21,003
FHLB stock	119,145	119,145	119,145
Other	515	527	565
Total other investments	$140,984	$140,717	$140,713

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $2.7 billion, $1.6 billion and $1.9 billion at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

	Three months ended March 31,
	2013	2012
Proceeds	$25,674	$94,865

Realized gains	$—	$260
Realized losses	(9)	—
Net securities (losses)/gains	$(9)	$260

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	March 31, 2013
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$33,648	$(790)	51	$—	$—	—	$33,648	$(790)
Residential mortgage-backed securities:
U.S. government agencies	45,345	(663)	5	—	—	—	45,345	(663)
Commercial mortgage-backed securities:
U.S. government agencies	30,799	(659)	3	—	—	—	30,799	(659)
Residential collateralized mortgage-backed securities:
U.S. government agencies	339,462	(2,354)	21	—	—	—	339,462	(2,354)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	44,219	(347)	6	—	—	—	44,219	(347)
Corporate debt securities	—	—	—	51,225	(10,330)	8	51,225	(10,330)
Total available-for-sale securities	$493,473	$(4,813)	86	$51,225	$(10,330)	8	$544,698	$(15,143)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$29,823	$(244)	54	$—	$—	—	$29,823	$(244)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	$40,892	$(339)	4	$—	$—	—	$40,892	$(339)
Total held-to-maturity securities	$70,715	$(583)	58	$—	$—	—	$70,715	$(583)

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$14,110	$(229)	24	$—	$—	—	$14,110	$(229)
Residential mortgage-backed securities:
U.S. government agencies	14	—	1	13	—	1	27	—
Commercial mortgage-backed securities:
U.S. government agencies	31,237	(406)	3	—	—	—	31,237	(406)
Residential collateralized mortgage-backed securities:
U.S. government agencies	133,008	(258)	9	389	(2)	1	133,397	(260)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	35,316	(138)	4	—	—	—	35,316	(138)
Corporate debt securities	—	—	—	49,652	(11,889)	8	49,652	(11,889)
Total available-for-sale securities	$213,685	$(1,031)	41	$50,056	$(11,891)	11	$263,741	$(12,922)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$6,543	$(70)	12	$—	$—	—	$6,543	$(70)
Residential collateralized mortgage-backed securities:
U.S. government agencies	$17,413	$(16)	1	$—	$—	—	$17,413	$(16)
Total held-to-maturity securities	$23,956	$(86)	13	$—	$—	—	$23,956	$(86)

	March 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$26,915	$(751)	39	$—	$—	—	$26,915	$(751)
Residential mortgage-backed securities:
U.S. government agencies	40,036	(213)	4	—	—	—	40,036	(213)
Commercial mortgage-backed securities:
U.S. government agencies	12,329	(60)	2	—	—	—	12,329	(60)
Residential collateralized mortgage-backed securities:
U.S. government agencies	4,322	(2)	1	—	—	—	4,322	(2)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	64,435	(534)	6	—	—	—	64,435	(534)
Corporate debt securities	33,250	(342)	12	46,657	(14,843)	8	79,907	(15,185)
Total temporarily impaired securities	$181,287	$(1,902)	64	$46,659	$(14,843)	9	$227,946	(16,745)

At least quarterly, the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if other-than-temporary impairment ("OTTI") exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.

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

As of March 31, 2013, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at March 31, 2013 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2013. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	U.S. states and political subdivisions obligations	Residential mortgage backed securities U.S. govt. agency obligations	Commercial mortgage backed securities U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non-U.S. govt. agency obligations	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$11,950	$2,360	$17,976	$27,621	$—	$—	$—	$59,907	3.58%
Over one year through five years	37,903	1,070,345	—	1,448,836	11	81,606	—	2,638,701	2.20%
Over five years through ten years	171,780	79,621	40,598	128,822	—	28,996	—	449,817	3.09%
Over ten years	40,973	—	—	—	—	—	51,225	92,198	2.24%
Fair Value	$262,606	$1,152,326	$58,574	$1,605,279	$11	$110,602	$51,225	$3,240,623	2.35%
Amortized Cost	$249,750	$1,109,905	$58,827	$1,591,341	$11	$108,658	$61,555	$3,180,047
Weighted-Average Yield	5.14%	2.64%	2.14%	1.80%	3.41%	1.82%	0.99%	2.35%
Weighted-Average Maturity	7.67	3.60	4.53	3.72	1.52	4.81	14.52	4.25

Securities Held to Maturity
Remaining maturity:
One year or less	$56,981	$—	$—	$—	$—	$—	$—	$56,981	1.64%
Over one year through five years	19,031	—	—	138,519	—	41,746	40,625	239,921	2.21%
Over five years through ten years	60,079	—	41,187	—	—	57,187	56,751	215,204	3.30%
Over ten years	161,395	—	—	—	—	—	—	161,395	5.50%
Fair Value	$297,486	$—	$41,187	$138,519	$—	$98,933	$97,376	$673,501	3.30%
Amortized Cost	$292,689	$—	$40,413	$137,839	$—	$98,887	$95,761	$665,589
Weighted-Average Yield	5.48%	—%	1.85%	1.92%	—%	2.91%	2.18%	3.30%
Weighted-Average Maturity	12.96	—	5.82	3.31	—	6.39	4.75	7.05

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

4.     Loans

    Total noncovered and covered loans outstanding as of March 31, 2013, December 31, 2012 and March 31, 2012 were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Commercial	$5,888,337	$5,866,489	$5,220,051
Residential mortgage	451,522	445,211	428,950
Installment	1,322,795	1,328,258	1,259,930
Home equity	812,458	806,078	739,548
Credit cards	140,721	146,387	140,618
Leases	164,137	139,236	74,112
Total noncovered loans (a)	8,779,970	8,731,659	7,863,209
Allowance for noncovered loan losses	(98,843)	(98,942)	(103,849)
Net noncovered loans	8,681,127	8,632,717	7,759,360
Covered loans (b)	896,832	1,019,125	1,378,150
Allowance for covered loan losses	(47,945)	(43,255)	(41,070)
Net covered loans	848,887	975,870	1,337,080
Net loans	$9,530,014	$9,608,587	$9,096,440
(a) Includes acquired, noncovered loans of $54.1 million, $54.2 million, $99.2 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
(b) Includes loss share receivable of $95.6 million, $113.7 million and $171.1 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Originated loans are presented net of deferred loan origination fees and costs, which amounted to $6.8 million, $6.5 million and $6.6 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Acquired loans, including covered loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. In 2010, the Bank acquired loans of $275.6 million in its acquisition of the First Bank branches, and $177.8 million and $1.8 billion in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by loss sharing agreements, which afford the Bank significant loss protection. Loans covered under loss sharing agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets.

Changes in the loss share receivable associated with covered loans for the three months ended March 31, 2013 and 2012, respectively, were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$113,734	$205,664
Accretion	(8,104)	(9,657)
Increase due to impairment	5,539	4,899
FDIC reimbursement	(10,549)	(27,430)
Covered loans paid in full	(5,027)	(2,340)
Balance at end of the period	$95,593	$171,136

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 ("Acquired Impaired Loans") except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance and which are being accounted for in accordance with ASC 310 ("Acquired Non-Impaired Loans"). The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.0 billion, $1.2 billion, and $1.5 billion as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Changes in the carrying amount and accretable yield for Acquired Impaired Loans were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$113,288	$762,386	$176,736	$1,128,978
Accretion	(19,514)	19,514	(26,442)	26,442
Net reclassifications from non-accretable to accretable	10,569	—	11,813	—
Payments received, net	—	(125,230)	—	(111,901)
Disposals	(2,213)	—	(815)	—
Balance at end of period	$102,130	$656,670	$161,292	$1,043,519

A reconciliation of the contractual required payments receivable to the carrying amount of Acquired Impaired Loans as of March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012
Contractual required payments receivable	$1,040,245	$1,515,024
Nonaccretable difference	(281,445)	(310,213)
Expected cash flows	758,800	1,204,811
Accretable yield	(102,130)	(161,292)
Carrying balance	$656,670	$1,043,519

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

The overall improvement in the cash flow expectations resulted in the reclassification from nonaccretable difference to accretable yield of $10.6 million during the three months ended March 31, 2013. These reclassifications resulted in yield adjustments on these loans and pools on a prospective basis to interest income. Improved cash flow expectations for loans or pools that were impaired during prior periods were recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Additionally, the FDIC loss share receivable was also reduced by the guaranteed portion of the additional cash flows expected to be received through an increase in provision expense and a corresponding reduction in the prospective yield of the remaining loss share receivable.

The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected resulted in the decline in the cash flow expectations of certain loans and pools during the three months ended March 31, 2013. The decline in expected cash flows was recorded as provision expense of $9.7 million in the three months ended March 31, 2013 with a related increase of $5.5 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. This decrease in cash flows resulted in a net provision for covered loan losses of $4.1 million

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

for the three months ended March 31, 2013 compared to a net provision of $5.9 million for the three months ended March 31, 2012.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

As of March 31, 2013
Legacy Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$3,828	$1,372	$4,188	$9,388	$3,369,057	$3,378,445	$—	$8,274
CRE	2,872	3,442	8,668	14,982	2,149,975	2,164,957	1,683	11,676
Construction	—	—	1,134	1,134	309,591	310,725	1,058	439
Leases	—	—	—	—	164,137	164,137	—	—
Consumer
Installment	7,778	2,614	4,932	15,324	1,305,753	1,321,077	4,321	4,695
Home Equity Lines	1,287	479	1,172	2,938	792,540	795,478	275	2,275
Credit Cards	825	580	773	2,178	138,543	140,721	364	510
Residential Mortgages	11,312	2,732	5,921	19,965	430,334	450,299	4,508	9,484
Total	$27,902	$11,219	$26,788	$65,909	$8,659,930	$8,725,839	$12,209	$37,353
Acquired Loans (Noncovered)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$—	$—	$—	$—	$4,179	$4,179	$—	$—
CRE	—	324	2,696	3,020	27,011	30,031	—	3,454
Consumer
Installment	19	29	—	48	1,670	1,718	—	2
Home Equity Lines	51	17	139	207	16,773	16,980	184	—
Residential Mortgages	63	—	—	63	1,160	1,223	—	—
Total	$133	$370	$2,835	$3,338	$50,793	$54,131	$184	$3,456
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$1,685	$1,038	$21,343	$24,066	$87,357	$111,423	n/a	n/a
CRE	2,617	13,964	161,256	177,837	290,125	467,962	n/a	n/a
Construction	—	—	36,157	36,157	5,646	41,803	n/a	n/a
Consumer
Installment	20	—	41	61	8,020	8,081	n/a	n/a
Home Equity Lines	1,567	119	1,881	3,567	109,776	113,343	n/a	n/a
Residential Mortgages	9,849	724	6,509	17,082	41,545	58,627	n/a	n/a
Total	$15,738	$15,845	$227,187	$258,770	$542,469	$801,239	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.5 million of loans guaranteed by the U.S. government as of March 31, 2013.
(b) Excludes loss share receivable of $95.6 million as of March 31, 2013.
(c) Acquired impaired loans were not classified as nonperforming assets at March 31, 2013 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of March 31, 2012
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating.

As of March 31, 2013
Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$39,433	$271	$—	$13,330
Grade 2	148,253	3,968	—	731
Grade 3	688,264	251,664	19,243	25,808
Grade 4	2,399,913	1,807,724	286,093	116,314
Grade 5	63,287	45,328	1,367	4,636
Grade 6	39,295	56,002	4,022	3,318
Grade 7	—	—	—	—
Total	$3,378,445	$2,164,957	$310,725	$164,137
Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	—	—	—
Grade 4	4,179	25,168	—	—
Grade 5	—	1,155	—	—
Grade 6	—	3,708	—	—
Grade 7	—	—	—	—
Total	$4,179	$30,031	$—	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,009	—	—	—
Grade 3	92	—	—	—
Grade 4	61,012	184,920	551	—
Grade 5	1,028	25,048	1,586	—
Grade 6	46,233	256,565	36,449	—
Grade 7	2,049	1,429	3,217	—
Total	$111,423	$467,962	$41,803	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of March 31, 2012
Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$40,605	$—	$—	$10,706
Grade 2	97,078	6,210	610	—
Grade 3	521,791	243,461	18,208	7,098
Grade 4	2,070,512	1,554,118	251,354	55,930
Grade 5	51,591	70,452	4,257	—
Grade 6	91,527	110,332	11,286	378
Grade 7	68	—	—	—
Total	$2,873,172	$1,984,573	$285,715	$74,112
Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	—	—	—
Grade 4	17,307	56,341	—	—
Grade 5	—	—	—	—
Grade 6	246	2,697	—	—
Grade 7	—	—	—	—
Total	$17,553	$59,038	$—	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$926	$—	$—	$—
Grade 2	1,384	—	—	—
Grade 3	523	495	—	—
Grade 4	98,347	272,278	487	—
Grade 5	7,913	90,901	1,613	—
Grade 6	67,000	349,702	72,675	—
Grade 7	5,873	12,727	8,444	—
Total	$181,966	$726,103	$83,219	$—

5.    Allowance for Loan Losses

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

The activity within the allowance for noncovered loan losses, by portfolio type, for the three months ended March 31, 2013 and 2012 is shown in the following tables:

Three Months Ended March 31, 2013
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(2,103)	(53)	(516)	—	(4,594)	(1,837)	(1,403)	(270)	(10,776)
Recoveries	1,055	132	58	89	2,496	483	513	43	4,869
Provision for loan losses	5,266	(1,806)	(622)	401	95	2,198	575	(299)	5,808
Allowance for loan losses, ending balance	$40,427	$18,399	$2,741	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843

Three Months Ended March 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(6,292)	(669)	(38)	—	(5,238)	(2,735)	(1,583)	(862)	(17,417)
Recoveries	350	81	263	37	3,202	840	630	35	5,438
Provision for loan losses	10,751	(3,491)	(274)	(44)	(1,192)	1,398	104	877	8,129
Allowance for loan losses, ending balance	$37,172	$27,778	$5,124	$334	$14,753	$6,269	$6,520	$5,899	$103,849

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present the allowance for noncovered loan losses and the recorded investment in noncovered loans, by portfolio type, based on impairment method as of March 31, 2013, December 31, 2012 and March 31, 2012.

As of March 31, 2013
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$1,957	$769	$90	$—	$1,458	$89	$74	$1,713	$6,150
Collectively evaluated for impairment	38,470	17,630	2,651	1,129	7,693	14,479	6,995	3,646	92,693
Total ending allowance for noncovered loan losses balance	$40,427	$18,399	$2,741	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843
Noncovered loans:
Loans individually evaluated for impairment	$8,445	$24,160	$2,779	$—	$31,117	$6,917	$1,388	$23,527	$98,333
Loans collectively evaluated for impairment	3,374,178	2,170,829	307,946	164,137	1,291,678	805,541	139,333	427,995	8,681,637
Total ending noncovered loan balance	$3,382,623	$2,194,989	$310,725	$164,137	$1,322,795	$812,458	$140,721	$451,522	$8,779,970

As of December 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$577	$913	$105	$—	$1,526	$34	$127	$1,722	$5,004
Collectively evaluated for impairment	35,632	19,213	3,716	639	9,628	13,690	7,257	4,163	93,938
Total ending allowance for noncovered loan losses balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Noncovered loans:
Loans individually evaluated for impairment	$6,187	$24,007	$3,405	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Loans collectively evaluated for impairment	3,300,339	2,200,409	332,142	139,236	1,297,388	799,797	144,775	421,202	8,635,288
Total ending noncovered loan balance	$3,306,526	$2,224,416	$335,547	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of March 31, 2012
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$972	$2,478	$224	$—	$1,902	$66	$92	$1,505	$7,239
Collectively evaluated for impairment	36,200	25,300	4,900	334	12,851	6,203	6,428	4,394	96,610
Total ending allowance for noncovered loan losses balance	$37,172	$27,778	$5,124	$334	$14,753	$6,269	$6,520	$5,899	$103,849
Noncovered loans:
Loans individually evaluated for impairment	$6,079	$32,112	$8,929	$—	$32,378	$5,522	$2,060	$18,077	$105,157
Loans collectively evaluated for impairment	2,884,646	2,011,499	276,786	74,112	1,227,552	734,025	138,558	410,874	7,758,052
Total ending noncovered loan balance	$2,890,725	$2,043,611	$285,715	$74,112	$1,259,930	$739,547	$140,618	$428,951	$7,863,209

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss share agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. In the three months ended March 31, 2013, the Corporation increased its allowance for covered loan losses to $47.9 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $9.7 million that was partially offset by an increase of $5.5 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. During the three months ended March 31, 2012, provision for covered loan losses of $10.8 million was partially offset by an increase of $4.9 million in the loss share receivable resulting in an allowance for covered loan losses of $41.1 million.

To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the loss sharing agreements exceeds any remaining credit discount. The allowance for losses on Acquired Nonimpaired loans, included in the allowance for noncovered covered loan losses on the consolidated balance sheets was $0.4 million, $0.3 million and $0.4 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The activity within the allowance for covered loan losses for the three months ended March 31, 2013 and 2012 is shown in the following table:

	Three months ended March 31,
	2013	2012
Balance at beginning of the period	$43,255	$36,417
Provision for loan losses before benefit attributable to FDIC loss share agreements	9,677	10,831
Benefit attributable to FDIC loss share agreements	(5,539)	(4,899)
Net provision for loan losses	4,138	5,932
Increase in indemnification asset	5,539	4,899
Loans charged-off	(4,987)	(6,178)
Balance at end of the period	$47,945	$41,070

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

As of March 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,724	$15,614	$—	$3,835
CRE	19,969	27,259	—	20,681
Construction	2,072	2,559	—	2,341
Consumer
Installment	3,734	5,160	—	4,002
Home equity line	1,090	1,420	—	1,172
Credit card	58	58	—	65
Residential mortgages	9,374	11,876	—	9,469
Subtotal	39,021	63,946	—	41,565
Impaired loans with a related allowance
Commercial
C&I	5,721	7,578	1,957	6,143
CRE	4,191	4,191	769	4,206
Construction	707	707	90	712
Consumer
Installment	27,383	27,475	1,458	27,564
Home equity line	5,827	5,827	89	5,886
Credit card	1,330	1,330	74	1,378
Residential mortgages	14,153	14,242	1,713	14,168
Subtotal	59,312	61,350	6,150	60,057
Total impaired loans	$98,333	$125,296	$6,150	$101,622
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of March 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$3,272	$9,937	$—	$4,357
CRE	25,734	36,073	—	26,449
Construction	7,764	12,785	—	7,945
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	223	223	—	251
Residential mortgages	4,409	4,409	—	4,925
Subtotal	41,402	63,427	—	43,927
Impaired loans with a related allowance
Commercial
C&I	2,807	3,206	972	2,919
CRE	6,378	6,568	2,478	6,120
Construction	1,165	1,165	224	1,168
Consumer
Installment	32,378	32,378	1,901	32,504
Home equity line	5,522	5,522	66	5,556
Credit card	1,837	1,837	92	1,885
Residential mortgages	13,667	13,667	1,504	13,692
Subtotal	63,754	64,343	7,237	63,844
Total impaired loans	$105,156	$127,770	$7,237	$107,771
(a) These tables exclude loans fully charged off.
(b) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

Interest income recognized on impaired loans during quarters ended March 31, 2013, 2012 and 2011 was not material.
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

The substantial majority of the Corporation's residential mortgage TDRs involve reducing the client's loan payment through an interest rate reduction for a set period of time based on the borrower's ability to service the modified loan payment. As a result of guidance from the Office of the Comptroller of the Currency ("OCC"), in the three months ended September 30, 2012, approximately $10.6 million of consumer loans were

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. As of March 31, 2013 and December 31, 2012, non-reaffirmed consumer loans reported as nonaccrual were $10.0 million and $7.7 million, respectively. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC that afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of March 31, 2013, December 31, 2012 and March 31, 2012.

	As of March 31, 2013
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	25	$2,627	$7,864
CRE	45	17,217	22,187
Construction	31	2,779	3,266
Total noncovered commercial	101	22,623	33,317
Consumer
Installment	1,840	31,117	32,635
Home equity lines	238	6,917	7,247
Credit card	343	1,388	1,388
Residential mortgages	294	23,527	26,118
Total noncovered consumer	2,715	62,949	67,388
Total noncovered loans	2,816	85,572	100,705
Covered loans
Commercial
C&I	3	1,723	1,958
CRE	20	48,327	57,426
Construction	10	6,296	26,502
Total covered commercial	33	56,346	85,886
Consumer
Home equity lines	36	5,113	5,144
Total covered loans	69	$61,459	$91,030
Total loans	2,885	$147,031	$191,735
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of March 31, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Noncovered loans
Commercial
C&I	15	$3,388	$6,031
CRE	30	9,136	12,745
Construction	27	4,593	5,250
Total noncovered commercial	72	17,117	24,026
Consumer
Installment	1,506	32,378	32,378
Home equity lines	184	5,522	5,522
Credit card	454	2,060	2,060
Residential mortgages	184	18,076	18,076
Total noncovered consumer	2,328	58,036	58,036
Total noncovered loans	2,400	75,153	82,062
Covered loans
Commercial
C&I	12	7,662	14,877
CRE	23	54,824	60,075
Construction	9	13,687	33,791
Total covered commercial	44	76,173	108,743
Total loans	2,444	$151,326	$190,805
(a) The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the quarters ended March 31, 2013 and 2012 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the quarters ended March 31, 2013 and 2012 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the quarters ended March 31, 2013 and 2012 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At March 31, 2013, the Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of March 31, 2013, December 31, 2012 and March 31, 2012, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of March 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Noncovered loans
Commercial
C&I	$1,580	$—	$1,580	$—	$1,047	$1,047	$2,627	$293
CRE	14,441	—	14,441	991	1,785	2,776	17,217	769
Construction	1,716	707	2,423	356	—	356	2,779	90
Total noncovered commercial	17,737	707	18,444	1,347	2,832	4,179	22,623	1,152
Consumer
Installment	26,031	1,166	27,197	3,744	176	3,920	31,117	1,458
Home equity lines	5,122	240	5,362	1,329	226	1,555	6,917	89
Credit card	1,283	95	1,378	—	10	10	1,388	74
Residential mortgages	13,168	2,543	15,711	5,229	2,587	7,816	23,527	1,713
Total noncovered consumer	45,604	4,044	49,648	10,302	2,999	13,301	62,949	3,334
Total noncovered TDRs	63,341	4,751	68,092	11,649	5,831	17,480	85,572	4,486
Covered loans
C&I	984	738	1,722	—	—	—	1,722	518
CRE	5,371	42,958	48,329	—	—	—	48,329	4,701
Construction	2,482	3,813	6,295	—	—	—	6,295	1,220
Total covered commercial	8,837	47,509	56,346	—	—	—	56,346	6,439
Home equity lines	4,616	497	5,113	—	—	—	5,113	—
Total covered TDRs	$13,453	$48,006	$61,459	$—	$—	$—	$61,459	$6,439
Total TDRs	$76,794	$52,757	$129,551	$11,649	$5,831	$17,480	$147,031	$10,925

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Noncovered loans
Commercial
C&I	$704	$1,004	$1,708	$844	$65	$909	$2,617	$217
CRE	12,719	793	13,512	461	2,332	2,793	16,305	869
Construction	1,860	960	2,820	135	—	135	2,955	105
Total noncovered commercial	15,283	2,757	18,040	1,440	2,397	3,837	21,877	1,191
Consumer
Installment	27,085	1,547	28,632	2,064	174	2,238	30,870	1,526
Home equity lines	5,183	236	5,419	636	226	862	6,281	34
Credit card	1,483	118	1,601	—	11	11	1,612	127
Residential mortgages	12,510	3,413	15,923	5,196	2,890	8,086	24,009	1,722
Total noncovered consumer	46,261	5,314	51,575	7,896	3,301	11,197	62,772	3,409
Total noncovered TDRs	61,544	8,071	69,615	9,336	5,698	15,034	84,649	4,600
Covered loans
C&I	435	1,328	1,763	—	—	—	1,763	518
CRE	7,658	42,614	50,272	—	—	—	50,272	4,959
Construction	2,361	5,810	8,171	—	—	—	8,171	1,220
Total covered commercial	10,454	49,752	60,206	—	—	—	60,206	6,697
Home equity lines	5,632	—	5,632	—	—	—	5,632	—
Total covered TDRs	$16,086	$49,752	$65,838	$—	$—	$—	$65,838	$6,697
Total TDRs	$77,630	$57,823	$135,453	$9,336	$5,698	$15,034	$150,487	$11,297

As of March 31, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Noncovered loans
Commercial
C&I	$1,791	$—	$1,791	$—	$1,597	$1,597	$3,388	$822
CRE	3,672	510	4,182	3,152	1,802	4,954	9,136	224
Construction	4,077	—	4,077	137	379	516	4,593	224
Total noncovered commercial	9,540	510	10,050	3,289	3,778	7,067	17,117	1,270
Consumer
Installment	31,167	1,134	32,301	—	77	77	32,378	1,901
Home equity lines	4,828	387	5,215	75	232	307	5,522	66
Credit card	1,997	60	2,057	—	3	3	2,060	92
Residential mortgages	15,099	—	15,099	2,918	59	2,977	18,076	1,504
Total noncovered consumer	53,091	1,581	54,672	2,993	371	3,364	58,036	3,563
Total noncovered TDRs	62,631	2,091	64,722	6,282	4,149	10,431	75,153	4,833
Covered loans
C&I	2,405	5,257	7,662	—	—	—	7,662	1,384
CRE	36,419	18,405	54,824	—	—	—	54,824	7,720
Construction	3,835	9,852	13,687	—	—	—	13,687	1,245
Total covered TDRs	42,659	33,514	76,173	—	—	—	76,173	10,349
Total TDRs	$105,290	$35,605	$140,895	$6,282	$4,149	$10,431	$151,326	$15,182

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the three months ended March 31, 2013, as well as the recorded investment in these restructured loans as of March 31, 2013.

	As of March 31, 2013
	Number of Loans	Recorded Investment
Noncovered loans
Commercial
C&I	1	$231
CRE	—	—
Construction	1	707
Total noncovered commercial	2	938
Consumer
Installment	134	2,155
Home equity lines	16	322
Credit card	17	106
Residential mortgages	—	—
Total noncovered consumer	167	2,583
Covered loans
Commercial
C&I	—	—
CRE	—	—
Construction	—	—
Total covered commercial	—	—
Total	167	$2,583

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $460.0 million as of March 31, 2013, December 31, 2012 and March 31, 2012. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2012 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	March 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(10,848)	$5,911
Non-compete covenant	102	(83)	19
Lease intangible	618	(493)	125
	$17,479	$(11,424)	$6,055

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	16,759	(10,546)	6,213
Non-compete covenant	102	(76)	26
Lease intangible	$618	$(484)	$134
	$17,479	$(11,106)	$6,373

	March 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(9,246)	$7,513
Non-compete covenant	102	(70)	32
Lease intangible	618	(407)	211
	$17,479	$(9,723)	$7,756

Core deposit intangibles comprise the majority of the intangible asset total as of March 31, 2013. Core deposit intangibles were acquired through various acquisitions and are amortized on an accelerated basis over their useful lives of 10 years.

Amortization expense for intangible assets was $0.3 million in the three months ended March 31, 2013 and $0.5 million in the three months ended March 31, 2012. Estimated amortization expense for each of the next five years is as follows: 2013 - $0.9 million; 2014 - $1.1 million; 2015 - $1.0 million; 2016 - $0.9 million; and 2017 - $0.8 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

7.     Earnings Per Share

The reconciliation between basic and diluted earnings per share is presented as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic EPS:
Net income	$37,346	$30,344
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	930	—
Income allocated to participating securities	291	137
Net income attributable to common shareholders	$36,125	$30,207
Average common shares outstanding	110,807	110,041
Less: participating shares included in average shares outstanding	1,118	830
Average common shares outstanding used in basic EPS	109,689	109,211
Basic net income per share	$0.33	$0.28

Diluted EPS:
Income used in diluted earnings per share calculation	$36,125	$30,207
Average common shares outstanding	110,807	110,041
Add: common stock equivalents:
Stock option plans	—	—
Less: participating shares included in average shares outstanding	1,118	830
Average common and common stock equivalent shares outstanding	109,689	109,211
Diluted net income per share	$0.33	$0.28

On February 4, 2013, the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, began accruing cash dividends, with dividends payable quarterly in arrears on the 4th day of February, May, August and November, beginning May 4, 2013. Accrued cash dividends were $0.9 million for the three months ended March 31, 2013. Net income used to determine basic and diluted EPS for the three months ended March 31, 2013 were reduced by the accrued cash dividends.
For the three months ended March 31, 2013 and 2012, options to purchase 1.6 million shares and 2.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.

•
Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, business banking (formerly known as small business), public entities, and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing, commercial mortgages, real estate construction lending, letters of credit, treasury management, government banking, international banking, merchant card and other depository products and services.

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2012 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury Group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three month ended March 31, 2013 and March 31, 2012:

					FirstMerit
	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2013	1st Qtr	1st Qtr	1st Qtr	1st Qtr	1st Qtr
OPERATIONS:
Net interest income	65,519	46,431	3,775	(4,376)	111,349
Provision for loan losses	4,766	4,073	208	899	9,946
Other income	19,232	24,388	8,310	5,462	57,392
Other expenses	43,027	52,907	10,174	817	106,925
Net income	24,022	8,996	1,107	3,221	37,346
AVERAGES:
Assets	6,737,236	3,016,495	236,811	4,993,001	14,983,543

					FirstMerit
	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2012	1st Qtr	1st Qtr	1st Qtr	1st Qtr	1st Qtr
OPERATIONS:
Net interest income	$63,853	$54,277	$4,598	$(3,941)	$118,787
Provision for loan losses	9,104	2,537	225	2,195	14,061
Other income	14,309	25,265	8,068	4,084	51,726
Other expenses	43,351	57,481	10,214	2,722	113,768
Net income	16,709	12,691	1,447	(503)	30,344
AVERAGES:
Assets	6,328,473	2,910,354	236,571	5,021,539	14,496,937

9.     Derivatives and Hedging Activities

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

At March 31, 2013, December 31, 2012 and March 31, 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2012		March 31, 2013		December 31, 2012		March 31, 2012
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$—	$—	$—	$—	$145,382	$17,247	$161,133	$19,080	$220,630	$23,786
(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Derivatives Not Designated in Hedge Relationships

As of March 31, 2013, December 31, 2012 and March 31, 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2012		March 31, 2013		December 31, 2012		March 31, 2012
	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)
Interest rate swaps	$1,266,831	$54,590	$1,204,835	$58,769	$1,016,626	$56,298	$1,266,831	$54,590	$1,204,835	$58,769	$1,016,626	$56,298
Mortgage loan commitments	214,573	4,152	168,271	4,400	247,453	3,268	—	—	—	—	—	—
Forward sales contracts	122,795	(284)	124,017	(62)	201,637	446	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	40,541	—	25,225	—	17,805	—
Foreign exchange	8,063	105	6,662	62	7,969	103	8,080	96	6,026	57	8,043	90
Other	—	—	—	—	—	—	35,286	—	31,492	—	24,516	—
Total	$1,612,262	$58,563	$1,503,785	$63,169	$1,473,685	$60,115	$1,350,738	$54,686	$1,267,578	$58,826	$1,066,990	$56,388

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation's commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At March 31, 2013, the remaining terms on these swap participation agreements generally ranged from less than one year to ten years. The Corporation's maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.3 million as of March 31, 2013. The fair values of the written swap participations were not material at March 31, 2013, December 31, 2012 and March 31, 2012.

Gains and losses recognized in income on non-designated hedging instruments for the three months ended March 31, 2013 and 2012 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31, 2013	March 31, 2012
Mortgage loan commitments	Other operating income	$(248)	$(1,691)
Forward sales contracts	Other operating income	(223)	2,244
Foreign exchange contracts	Other operating income	(191)	45
Other	Other operating expense	—	—
Total		$(662)	$598

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's Asset and Liability Committee, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $100.4 million, $96.5 million and $100.3 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Corporation to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of March 31, 2013, December 31, 2012 and March 31, 2012.

As of March 31, 2013
	Gross amounts of recognized assets	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Total of gross amounts of financial instruments not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net amount

				Netting adjustment per applicable master netting agreements	Fair value of financial collateral
Derivative Assets	(i)	(ii)	(iii) = (i) - (ii)			(iv)	(v) = (iii) - (iv)
Interest rate swaps - designated	$—	$—	$—	$—	$—	$—	$—
Interest rate swaps - non-designated	54,590	—	54,590	—	54,590	54,590	—
Credit contracts	—	—	—	—	—	—	—
Foreign exchange	105	—	105	(21)	126	105	—
Total	$54,695	$—	$54,695	$(21)	$54,716	$54,695	$—

	Gross amounts of recognized liabilities	Gross amounts offset in the statement of financial position	Net amounts of liabilities presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Total of gross amounts of financial instruments not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net amount

				Netting adjustment per applicable master netting agreements	Fair value of financial collateral
Derivative Liabilities	(i)	(ii)	(iii) = (i) - (ii)			(iv)	(v) = (iii) - (iv)
Interest rate swaps - designated	$17,247	$—	$17,247	$—	$17,247	$17,247	$—
Interest rate swaps - non-designated	54,590	—	54,590	(59)	54,649	54,590	—
Credit contracts	—	—	—	—	—	—	—
Foreign exchange	96	—	96	—	96	96	—
Total	$71,933	$—	$71,933	$(59)	$71,992	$71,933	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Total of gross amounts of financial instruments not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net amount

				Netting adjustment per applicable master netting agreements	Fair value of financial instrument collateral
Derivative assets	(i)	(ii)	(iii) = (i) - (ii)			(iv)	(v) = (iii) - (iv)
Interest rate swaps - designated	—	—	—	—	—	—	—
Interest rate swaps - non-designated	$58,769	$—	$58,769	$—	$58,769	$58,769	$—
Credit contracts	—	—	—	—	—	—	—
Foreign exchange	62	—	62	—	62	62	—
Total	$58,831	$—	$58,831	$—	$58,831	$58,831	$—

	Gross amounts of recognized liabilities	Gross amounts offset in the statement of financial position	Net amounts of liabilities presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Total of gross amounts of financial instruments not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net amount

				Netting adjustment per applicable master netting agreements	Fair value of financial instrument collateral
Derivative Liabilities	(i)	(ii)	(iii) = (i) - (ii)			(iv)	(v) = (iii) - (iv)
Interest rate swaps - designated	$19,080	$—	$19,080	$—	$19,080	$19,080	$—
Interest rate swaps - non-designated	58,769	—	58,769	(55)	58,824	58,769	—
Credit contracts	—	—	—	—	—	—	—
Foreign exchange	57	—	57	(14)	71	57	—
Total	$77,906	$—	$77,906	$(69)	$77,975	$77,906	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of March 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the statement of financial position	Net amounts of assets presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Total of gross amounts of financial instruments not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net amount

				Netting adjustment per applicable master netting agreements	Fair value of financial instrument collateral
Derivative assets	(i)	(ii)	(iii) = (i) - (ii)			(iv)	(v) = (iii) - (iv)
Interest rate swaps - designated	—	—	—	—	—	—	—
Interest rate swaps - non-designated	$56,298	$—	$56,298	$—	$56,298	$56,298	$—
Credit contracts	—	—	—	—	—	—	—
Foreign exchange	103	—	103	—	103	103	—
Total	$56,401	$—	$56,401	$—	$56,401	$56,401	$—

	Gross amounts of recognized liabilities	Gross amounts offset in the statement of financial position	Net amounts of liabilities presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Total of gross amounts of financial instruments not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net amount

				Netting adjustment per applicable master netting agreements	Fair value of financial instrument collateral
Derivative Liabilities	(i)	(ii)	(iii) = (i) - (ii)			(iv)	(v) = (iii) - (iv)
Interest rate swaps - designated	$23,786	$—	$23,786	$—	$23,786	$23,786	$—
Interest rate swaps - non-designated	56,298	—	56,298	(204)	56,502	56,298	—
Credit contracts	—	—	—	—	—	—	—
Foreign exchange	90	—	90	(24)	114	90	—
Total	$80,174	$—	$80,174	$(228)	$80,402	$80,174	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

10.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three months ended March 31,
	2013	2012
Components of Net Periodic Pension Cost
Service Cost	$585	$1,799
Interest Cost	2,632	2,965
Expected return on assets	(2,960)	(3,034)
Amortization of unrecognized prior service costs	117	97
Cumulative net loss	1,174	2,593
Net periodic pension cost	$1,548	$4,420

	Postretirement Benefits
	Three months ended March 31,
	2013	2012
Components of Net Periodic Postretirement Cost
Service Cost	$25	$19
Interest Cost	130	174
Amortization of unrecognized prior service costs	(117)	(117)
Cumulative net loss	67	72
Net periodic postretirement cost	$105	$148

Effective December 31, 2012, the qualified defined benefit pension plan was frozen resulting in no benefits accruing after December 31, 2012. Employees will have an accrued benefit which will be paid upon retirement, or for deferred vested participants, at the time they request and are eligible for their pension benefit.

The Corporation also maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Effective January 1, 2009, the Corporation suspended its matching contribution to the savings plan. Effective April 1, 2011, the Corporation reinstated its matching contribution at $.50 of each $1.00 up to 1% of an employee's qualifying salary. Starting January 1, 2013, the employer's matching contribution to the savings plan increased to 100% on the first 3% and then 50% on the next 2% of the employee's qualifying salary. Matching contributions vest in accordance with plan specifications.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012:

		Fair Value by Hierarchy
	March 31, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,212	$3,212	$—	$—
U.S. States and political subdivisions	262,606	—	262,606	—
Residential mortgage-backed securities:
U.S. government agencies	1,152,326	—	1,152,326	—
Commercial mortgage-backed securities:
U.S. government agencies	58,574	—	58,574	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,605,279	—	1,605,279	—
Non-agency	11	—	2	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	110,602	—	110,602	—
Corporate debt securities	51,225	—	—	51,225
Total available-for-sale securities	3,243,835	3,212	3,189,389	51,234
Residential loans held for sale	14,459	—	14,459	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	54,590	—	54,590	—
Mortgage loan commitments	4,152	—	4,152	—
Forward sale contracts	(284)	—	(284)	—
Foreign exchange	105	—	105	—
Total derivative assets	58,563	—	58,563	—
Total fair value of assets (a)	$3,316,857	$3,212	$3,262,411	$51,234
Derivative liabilities:
Interest rate swaps - fair value hedges	17,247	—	17,247	—
Interest rate swaps - nondesignated	54,590	—	54,590	—
Foreign exchange	96	—	96	—
Other	—	—	—	—
Total derivative liabilities	71,933	—	71,933	—
True-up liability	12,783	—	—	12,783
Total fair value of liabilities (a)	$84,716	$—	$71,933	$12,783
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$20,223	$—	$—	$20,223
Impaired loans (c)	54,382	—	—	54,382
Other property (d)	5,532	—	—	5,532
Other real estate covered by loss share (e)	16,504	—	—	16,504
Total fair value	$96,641	$—	$—	$96,641
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013.
(b) - MSRs with a recorded investment of $21.4 million were reduced by a specific valuation allowance totaling $1.2 million to a reported carrying value of $20.1 million resulting in recognition of $1.3 million in expense included in loans sales and servicing income in the three months ended March 31, 2013.
(c) - Collateral dependent impaired loans with a recorded investment of $58.9 million were reduced by specific valuation allowance allocations totaling $4.5 million to a reported net carrying value of $54.4 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(d) - Amounts do not include assets held at cost at March 31, 2013. During the three months ended March 31, 2013, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.2 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at March 31, 2013. During the three months ended March 31, 2013, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.1 million included in noninterest expense.

		Fair Value by Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,241	$3,241	$—	$—
U.S. States and political subdivisions	268,204	—	268,204	—
Residential mortgage-backed securities:
U.S. government agencies	1,107,063	—	1,107,063	—
Commercial mortgage-backed securities:
U.S. government agencies	52,036	—	52,036	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,329,421	—	1,329,421	—
Non-agency	11	—	2	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	111,343	—	111,343	—
Corporate debt securities	49,652	—	—	49,652
Total available-for-sale securities	2,920,971	3,241	2,868,069	49,661
Residential loans held for sale	23,683	—	23,683	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Mortgage loan commitments	4,400	—	4,400	—
Forward sale contracts	(62)	—	(62)	—
Foreign exchange	62	—	62	—
Total derivative assets	63,169	—	63,169	—
Total fair value of assets (a)	$3,007,823	$3,241	$2,954,921	$49,661
Derivative liabilities:
Interest rate swaps - fair value hedges	19,080	—	19,080	—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Foreign exchange	57	—	57	—
Other	—	—	—	—
Total derivative liabilities	77,906	—	77,906	—
True-up liability	12,259	—	—	12,259
Total fair value of liabilities (a)	$90,165	$—	$77,906	$12,259
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$18,833	$—	$—	$18,833
Impaired loans (c)	54,491	—	—	54,491
Other property (d)	7,540	—	—	7,540
Other real estate covered by loss share (e)	12,631	—	—	12,631
Total fair value	$93,495	$—	$—	$93,495
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2012.
(b) - MSRs with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $2.6 million to a reported carrying value of $18.8 million resulting in the recognition of an impairment charge of $1.0 million in the year ended December 31, 2012.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(c) - Collateral dependent impaired loans with a recorded investment of $57.8 million were reduced by specific valuation allowance allocations totaling $3.3 million to a reported net carrying value of $54.5 million.
(d) Amounts do not include assets held at cost at December 31, 2012. During the year ended December 31, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $2.2 million included in noninterest expense.
(e) Amounts do not include assets held at cost at December 31, 2012. During the year ended December 31, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.7 million included in noninterest expense.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

		Fair Value by Hierarchy
	March 31, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Money market mutual funds	$3,308	$3,308	$—	$—
U.S. government agency debentures	35,455	—	35,455	—
U.S. States and political subdivisions	386,525	—	386,525	—
Residential mortgage-backed securities:
U.S. government agencies	1,454,416	—	1,454,416	—
Commercial mortgage-backed securities:
U.S. government agencies	27,663	—	27,663	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,251,304	—	1,251,304	—
Non-agency	41,832	—	2	41,830
Commercial collateralized mortgage-backed securities:
U.S. government agencies	147,355	—	147,355	—
Corporate debt securities	143,789	—	97,132	46,657
Total available-for-sale securities	3,491,647	3,308	3,399,852	88,487
Residential loans held for sale	42,447	—	42,447	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	56,298	—	56,298	—
Mortgage loan commitments	3,268	—	3,268	—
Forward sale contracts	446	—	446	—
Foreign exchange	103	—	103	—
Total derivative assets	60,115	—	60,115	—
Total fair value of assets (a)	$3,594,209	$3,308	$3,502,414	$88,487
Derivative liabilities:
Interest rate swaps - fair value hedges	23,786	—	23,786	—
Interest rate swaps - nondesignated	56,298	—	56,298	—
Foreign exchange	90	—	90	—
Other	—	—	—	—
Total derivative liabilities	80,174	—	80,174	—
True-up liability	11,725	—	—	11,725
Total fair value of liabilities (a)	$91,899	$—	$80,174	$11,725
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$18,869	$—	$—	$18,869
Impaired loans (c)	60,018	—	—	60,018
Other property (d)	4,768	—	—	4,768
Other real estate covered by loss share (e)	47,765	—	—	47,765
Total fair value	$131,420	$—	$—	$131,420
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2012.
(b) - Mortgage servicing rights with a recorded investment of $20.9 million were reduced by a specific valuation allowance totaling $2.2 million to a reported carrying value of $18.8 million resulting in recognition of a recovery of $1.3 million in the three months ended March 31, 2012.
(c) - Collateral dependent impaired loans with a recorded investment of $65.2 million were reduced by specific valuation allowance allocations totaling $5.2 million to a reported net carrying value of $60.0 million.
(d) - Amounts do not include assets held at cost at March 31, 2012. During the three months ended March 31, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.9 million included in noninterest expense.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(e) - Amounts do not include assets held at cost at March 31, 2012. During the three months ended March 31, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.6 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended March 31, 2013 and 2012, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 98% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; mortgage-backed securities ("MBSs"); securities issued by the U.S. Treasury; and certain agency and corporate collateralized mortgage obligations.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of March 31, 2013, less than 2% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities. These instruments are measured at unadjusted prices obtained from the independent pricing service. The independent pricing service prices these instruments through a broker quote when sufficient information, such as cash flows or other security structure or market information, is not available to produce an evaluation. Broker-quoted securities are adjusted by the independent pricing service based solely on the receipt of updated quotes from market makers or broker-dealers recognized as market participants. A list of such issues is compiled by the independent pricing service daily. For broker-quoted issues, the independent pricing service applies a zero spread relationship to the bid-side valuation, resulting in the same values for the mean and ask.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended March 31, 2013.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 2.91% and 3.56% as of March 31, 2013 and 2012, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.9 million as of March 31, 2013.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $8.4 million, $7.6 million and $7.4 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $172 million) less (2) the sum of (A) 25% of the asset discount (approximately $47 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.4 million, $4.6 million and $4.3 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts components of the true-up calculations are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 4 (Loans) and Note 5 (Allowance for Loan Losses) for additional information on the estimated cash flows of the acquired loan portfolios.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$49,661	$12,259	$87,539	$11,551
(Gains) losses included in earnings (a)	—	524	—	174
Unrealized gains (losses) (b)	1,560	—	2,419	—
Purchases	—	—	—	—
Sales	—	—	—	—
Settlements	13	—	(1,471)	—
Net transfers into (out of) Level 3	—	—	—	—
Balance at ending of period	$51,234	$12,783	$88,487	$11,725
(a) Reported in other expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under U.S. GAAP.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of March 31, 2013, December 31, 2012 and March 31, 2012. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Aggregate fair value carrying amount	$14,459	$23,683	$42,447
Aggregate unpaid principal / contractual balance	13,960	22,765	41,542
Carrying amount over aggregate unpaid principal (a)	$499	$918	$905
(a) These changes are included in loan sales and servicing income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of March 31, 2013, December 31, 2012 and March 31, 2012 are shown in the tables below.

	March 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$347,103	$347,103	$—	$347,103	$—
Available-for-sale securities	3,243,835	3,243,835	3,212	3,189,389	51,234
Held-to-maturity securities	665,589	673,501	—	673,501	—
Other securities	140,984	140,984	—	140,984	—
Loans held for sale	14,459	14,459	—	14,459	—
Net noncovered loans	8,681,127	8,649,899	—	—	8,649,899
Net covered loans and loss share receivable	848,887	848,887	—	—	848,887
Accrued interest receivable	43,701	43,701	—	43,701	—
Derivatives	58,563	58,563	—	58,563	—
Financial liabilities:
Deposits	$11,925,767	$11,931,015	$—	$11,931,015	$—
Federal funds purchased and securities sold under agreements to repurchase	826,855	826,855	—	826,855	—
Wholesale borrowings	136,003	141,613	—	141,613	—
Long-term debt	249,921	259,048	—	259,048	—
Accrued interest payable	3,853	3,853	—	3,853	—
Derivatives	71,933	71,933	—	71,933	—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$258,014	$258,014	$—	$258,014	$—
Available-for-sale securities	2,920,971	2,920,971	3,241	2,868,069	49,661
Held-to-maturity securities	622,121	630,799	—	630,799	—
Other securities	140,717	140,717	—	140,717	—
Loans held for sale	23,683	23,683	—	23,683	—
Net noncovered loans	8,632,717	8,604,872	—	—	8,604,872
Net covered loans and loss share receivable	975,870	975,870	—	—	975,870
Accrued interest receivable	40,389	40,389	—	40,389	—
Derivatives	63,169	63,169	—	63,169	—
Financial liabilities:
Deposits	$11,759,425	$11,765,873	$—	$11,765,873	$—
Federal funds purchased and securities sold under agreements to repurchase	1,104,525	1,104,525	—	1,104,525	—
Wholesale borrowings	136,883	143,029	—	143,029	—
Long-term debt	—	—	—	—	—
Accrued interest payable	2,515	2,515	—	2,515	—
Derivatives	77,906	77,906	—	77,906	—

	March 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$489,985	$489,985	$—	$489,985	$—
Available for sale securities	3,491,647	3,491,647	3,308	3,399,852	88,487
Held to maturity securities	100,840	103,865	—	103,865	—
Other securities	140,713	140,713	—	140,713	—
Loans held for sale	42,447	42,447	—	42,447	—
Net noncovered loans	7,759,360	7,496,821	—	—	7,496,821
Net covered loans and loss share receivable	1,337,080	1,337,080	—	—	1,337,080
Accrued interest receivable	45,270	45,270	—	45,270	—
Derivatives	60,115	60,115	—	60,115	—
Financial liabilities:
Deposits	$11,648,165	$11,659,976	$—	$11,659,976	$—
Federal funds purchased and securities sold under agreements to repurchase	928,760	928,760	—	928,760	—
Wholesale borrowings	176,611	184,640	—	184,640	—
Long-term debt	—	—	—	—	—
Accrued interest payable	3,350	3,350	—	3,350	—
Derivatives	80,174	80,174	—	80,174	—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
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

Federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt – The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation's long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

12.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the three months ended March 31, 2013 and 2012, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $149.9 million and $182.1 million, respectively, and recognized pretax gains of $4.2 million and $1.6 million, respectively, which are included as a component of loan sales and servicing income. As of March 31, 2013 and 2012, the Corporation retained the related mortgage servicing rights on $136.4 million and $178.0 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at March 31, 2013 and $2.3 billion at March 31, 2012. For the three months ended March 31, 2013 and 2012 , loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.5 million and $1.4 million, respectively.

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

Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$21,316	$21,179
Additions	1,267	1,394
Amortization	(1,205)	(1,627)
Balance at end of period	21,378	20,946
Valuation allowance at beginning of period	(2,564)	(3,539)
Recoveries (Additions)	1,330	1,346
Valuation Allowance at end of period	(1,234)	(2,193)
Mortgage servicing rights, net carrying balance	$20,144	$18,753
Fair value at end of period	$20,223	$18,869

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three months ended March 31, 2013 and 2012.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2013 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	12.26%
Decrease in fair value from 10% adverse change	$789
Decrease in fair value from 25% adverse change	$1,885
Discount rate assumption	9.64%
Decrease in fair value from 100 basis point adverse change	$624
Decrease in fair value from 200 basis point adverse change	$1,206
Expected weighted-average life (in months)	92.9

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

Merger Litigation

Between September 17, 2012 and October 5, 2012, alleged shareholders of Citizens filed six purported class action lawsuits in the Circuit Court of Genesee County, Michigan, which have been consolidated as In re Citizens Republic Bancorp, Inc. Shareholder Litigation, Case No. 12-99027-CK (the "Lawsuit"). The consolidated complaint (the "Complaint") names as defendants Citizens, the members of Citizens' board of directors and FirstMerit. The complaint alleges that the director defendants breached their fiduciary duties by failing to obtain the best available price in connection with the merger, by not utilizing a proper process to evaluate the merger and by agreeing to protective devices that ensured that no entity other than FirstMerit would seek to acquire Citizens. The Complaint also alleges that FirstMerit and Citizens aided and abetted those alleged breaches of fiduciary duty.  The Complaint seeks declaratory and injunctive relief to prevent the consummation of the merger, rescissory damages and other equitable relief.  The defendants filed a motion to dismiss the Complaint.

           On February 21, 2013, the plaintiffs and defendants entered into a memorandum of understanding (the “MOU”) setting forth their agreement in principle to settle the Lawsuit. While the defendants deny the allegations made in the Complaint, they agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely closing of the merger. The MOU sets forth the principal terms of the settlement that the parties will document in a formal settlement agreement concerning the Complaint (the “Settlement Agreement”), subject to confirmatory discovery by the plaintiffs, and describes the actions that the parties will take or refrain from taking between the date of the MOU and the date that the Settlement Agreement is finally approved.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

            Pursuant to the MOU, the defendants amended the joint proxy statement/prospectus relating to the merger to include certain supplemental disclosures. The MOU also provides that the Settlement Agreement will include an injunction against proceedings in connection with the Complaint and any additional complaints concerning claims covered by the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release on behalf of the plaintiffs, along with other members of the class of Citizens' shareholders certified for purposes of the Settlement Agreement, in favor of the defendants and their related parties from any claims that arose from or are related to the merger. The defendants have agreed to pay the plaintiff's attorneys' fees and expenses as awarded by the court, subject to court approval of the Settlement Agreement and the consummation of the merger.

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
Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at March 31, 2013, December 31, 2012 and March 31, 2012 was $4.9 million, $5.4 million, and $5.4 million, respectively. Additional information pertaining to this allowance is included in Note 5 (Allowance for Loan Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table shows the remaining contractual amount of each class of commitments to extend credit as of March 31, 2013, December 31, 2012 and March 31, 2012. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	March 31, 2013	December 31, 2012	March 31, 2012
Loan Commitments
Commercial	$2,317,997	$2,431,023	$2,534,452
Consumer	1,750,913	1,720,518	1,624,660
Total loan commitments	$4,068,910	$4,151,541	$4,159,112

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of March 31, 2013, December 31, 2012 and March 31, 2012.

	March 31, 2013	December 31, 2012	March 31, 2012
Financial guarantees
Standby letters of credit	$120,508	$136,202	$132,216
Loans sold with recourse	44,672	42,383	27,886
Total financial guarantees	$165,180	$178,585	$160,102

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $55.1 million at March 31, 2013, the remaining guarantees extend in varying amounts through 2017.

Changes in the amount of the repurchase reserve for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31, 2013
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Net realized losses	(56)	—	(56)
Net increase (decrease) to reserve	156	(29)	127
Balance at end of period	$1,600	$1,138	$2,738

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Three months ended March 31, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(206)	—	(206)
Net increase (decrease) to reserve	136	5	141
Balance at end of period	$400	$1,278	$1,678

The total reserve associated with loans sold with recourse was approximately $2.7 million, $2.7 million and $1.7 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. The Corporation's reserve reflects management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about defect concur rate, repurchase mix, and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

The Corporation regularly sells residential mortgage loans service retained to government sponsored enterprises ("GSEs") as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of March 31, 2013, December 31, 2012 and March 31, 2012, the Corporation had sold $34.9 million, $32.5 million and $17.2 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $1.6 million, $1.5 million, and $0.4 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of March 31, 2013, the Corporation continued to service approximately $8.2 million in manufactured housing loans that were sold with recourse compared to $8.2 million and $10.7 million as of December 31, 2012 and March 31, 2012, respectively. As of March 31, 2013, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans compared to $1.2 million and $1.3 million as of December 31, 2012 and March 31, 2012, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

14.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component of comprehensive income for the three months ended March 31, 2013:

	Unrealized securities gains and losses	Pension and postretirement costs	Total
Balance as of January 1, 2013	$55,418	$(71,623)	$(16,205)
Amounts recognized in other comprehensive income, net of taxes of $4.3 million	(7,920)	—	(7,920)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $0.003 million	6	—	6
Balance as of March 31, 2013	$47,504	$(71,623)	$(24,119)

The following table presents current period reclassifications out of accumulated other comprehensive income by component of comprehensive income for the three months ended March 31, 2013:

	Three months ended March 31, 2013	Income statement line item presentation
Realized (gains) losses on sale of securities	$9	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(3)	Income tax expense (benefit)
Reclassified amount, net of tax	$6

15.     Subsequent Events

On April 12, 2013, the Corporation completed the Merger with Citizens which resulted in Citizens common stock being converted into the right to receive 1.37 shares of the Corporation's common stock (except that any shares of Citizens common stock that were owned by Citizens, the Corporation or any of their respective subsidiaries, other than in a fiduciary capacity, were canceled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Citizens' common stock was converted into an option to acquire, or an equity award relating to, 1.37 shares of the Corporation's common stock, as applicable. The conversion of Citizens' common stock into the Corporation's common stock resulted in the Corporation issuing approximately 55 million shares of its common stock.

Immediately following the Merger, Citizens Bank, a Michigan chartered bank and wholly owned subsidiary of Citizens, merged with and into FirstMerit Bank, N.A., a national banking association and wholly owned subsidiary of FirstMerit, with FirstMerit Bank, N.A. surviving the merger and continuing its corporate existence under the name “FirstMerit Bank, N.A.”

The Merger Agreement provided that upon completion of the Merger, the Corporation increase its board of directors by two directors. The new directorships were filled with current members of the Citizens board.

Effective April 12, 2013, the Corporation purchased the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Citizens issued to the United States Treasury as part of the Troubled Assets Relief Program (the "Citizens TARP Preferred") in the amount of $300 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. In addition, effective April 12, 2013, a warrant to purchase 1,757,812.5 shares of Citizens' common stock that had been issued to the Treasury on December 12, 2008 as part of Citizens' participation in the Treasury's Capital Purchase Program, was converted into a warrant to purchase 2,408,203 shares of FirstMerit common stock. The Corporation used the net proceeds from its February 4, 2013 public offerings to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

dividends and interest. The Corporation's public offerings consisted of $250 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock) with dividends payable quarterly in arrears on the 4th day of February, May, August and November, beginning May 4, 2013, which resulted in gross proceeds of $100 million.

The following components make up the consideration for the Merger transaction: approximately $930 million in converted common stock, $355 million paid to the Treasury to purchase the Citizens TARP Preferred and approximately $3 million in a warrant issued to the Treasury to purchase the Corporation's common stock in conjunction with the purchase of the Citizens TARP Preferred.

The Citizens acquisition will be accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair value on the acquisition date. The Corporation is in the process of determining the preliminary fair values which are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Any resulting goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. The results of operations acquired in the Citizens transaction will be included in the Corporation's financial results beginning on April 13, 2013.

Management's strategy to de-leverage the newly acquired Citizens' balance sheet resulted in the Corporation repaying on April 15, 2013 approximately $591.0 million in principal of Federal Home Loan advances. Management's strategy to re-balance the investment portfolio acquired in the Citizens merger resulted in the sale of approximately $2.1 billion in agency MBS, agency CMOs, municipal securities and private label MBS investments in April 2013. Management intends on repurchasing $1.4 billion of agency MBS and CMO securities throughout the second quarter of 2013.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Three months ended			Three months ended
	March 31, 2013			December 31, 2012			March 31, 2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$394,896			$238,366			$378,736
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,790,039	$16,294	2.37%	2,794,524	$16,767	2.39%	2,882,045	$19,679	2.75%
Obligations of states and political subdivisions (tax exempt)	541,014	6,595	4.94%	510,722	6,583	5.13%	436,804	5,864	5.40%
Other securities and federal funds sold	366,926	2,944	3.25%	381,569	3,429	3.58%	371,973	2,739	2.96%
Total investment securities and federal funds sold	3,697,979	25,833	2.83%	3,686,815	26,779	2.89%	3,690,822	28,282	3.08%
Loans held for sale	14,884	144	3.92%	20,485	199	3.86%	26,483	283	4.30%
Noncovered loans, covered loans and loss share receivable	9,695,926	99,006	4.14%	9,539,393	101,288	4.22%	9,217,879	103,156	4.50%
Total earning assets	13,408,789	124,983	3.78%	13,246,693	128,266	3.85%	12,935,184	131,721	4.10%
Total allowance for loan losses	(141,735)			(141,270)			(142,628)
Other assets	1,321,593			1,358,426			1,325,645
Total assets	$14,983,543			$14,702,215			$14,496,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,321,660	$—	—%	$3,306,444	$—	—%	$3,036,590	$—	—
Interest-bearing	1,300,816	318	0.10%	1,122,796	261	0.09%	1,066,132	247	0.09%
Savings and money market accounts	5,835,750	5,315	0.37%	5,743,599	5,261	0.36%	5,675,052	5,103	0.36%
Certificates and other time deposits	1,331,558	2,063	0.63%	1,422,246	2,287	0.64%	1,694,247	3,524	0.84%
Total deposits	11,789,784	7,696	0.26%	11,595,085	7,809	0.27%	11,472,021	8,874	0.31%
Securities sold under agreements to repurchase	906,717	313	0.14%	957,564	303	0.13%	887,715	268	0.12%
Wholesale borrowings	136,298	850	2.53%	163,405	1,024	2.49%	184,659	1,151	2.51%
Long-term debt	155,506	1,748	4.56%	—	—	—%	—	—	—%
Total interest-bearing liabilities	9,666,645	10,607	0.45%	9,409,610	9,136	0.39%	9,507,805	10,293	0.44%
Other liabilities	280,233			350,886			371,533
Shareholders’ equity	1,715,005			1,635,275			1,581,009
Total liabilities and shareholders’ equity	$14,983,543			$14,702,215			$14,496,937
Net yield on earning assets	$13,408,789	$114,376	3.46%	$13,246,693	$119,130	3.58%	$12,935,184	$121,428	3.78%
Interest rate spread			3.34%			3.47%			3.66%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF FIRST QUARTER 2013 PERFORMANCE

Earnings Summary

The Corporation reported first quarter 2013 net income of $37.3 million, or $0.33 per diluted share. This compares with $38.2 million, or $0.35 per diluted share, for the fourth quarter 2012 and $30.3 million, or $0.28 per diluted share, for the first quarter 2012.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the first quarter 2013 were 8.83% and 1.01%, respectively, compared with 9.30% and 1.03%, respectively, for the fourth quarter 2012 and 7.72% and 0.84% for the first quarter 2012.

Net interest margin was 3.46% for the first quarter 2013 compared with 3.58% for the fourth quarter 2012 and 3.78% for the first quarter 2012.  Increased borrowing costs, primarily related to the Corporation's issuance of $250 million aggregate principal amount of subordinated notes in an underwritten public offering completed on February 4, 2013, accounted for six basis points of compression during the first quarter of 2013.

Average noncovered loans during the first quarter 2013 increased $291.1 million, or 3.45%, compared with the fourth quarter 2012 and also increased $953.9 million, or 12.26%, compared with the first quarter 2012. Average noncovered commercial loans increased $259.3 million, or 4.63%, compared with the prior quarter, and increased $716.7 million, or 13.94%, compared with the year ago quarter.

Average deposits were $11.8 billion during the first quarter 2013, an increase of $194.7 million, or 1.68%, compared with the fourth quarter 2012, and an increase of $317.8 million, or 2.77%, compared with the first quarter 2012. During the first quarter 2013, average core deposits, which exclude time deposits, increased $285.4 million, or 2.81%, compared with the fourth quarter 2012 and $680.5 million, or 6.96%, compared with the first quarter 2012. Average time deposits decreased $90.7 million, or 6.38%, and decreased $362.7 million, or 21.41%, respectively, over prior and year-ago quarters. For the first quarter 2013, average core deposits accounted for 88.71% of total average deposits, compared with 87.73% for the fourth quarter 2012 and 85.23% for the first quarter 2012.

Average investments increased $11.2 million, or 0.30%, compared with the fourth quarter 2012 and increased $7.2 million, or 0.19% compared with the first quarter 2012.

Net interest income on a fully tax-equivalent (“FTE”) basis was $114.4 million in the first quarter 2013 compared with $119.1 million in the fourth quarter 2012 and $121.4 million in the first quarter 2012.

Noninterest income, excluding gains on securities transactions, for the first quarter 2013 was $57.4 million, a decrease of $1.8 million, or 3.08%, from the fourth quarter 2012 and an increase of $5.9 million, or 11.53%, from the first quarter 2012. Included in noninterest income in both the first quarter of 2013 and the fourth quarter of 2012 were $5.0 million of gains on covered loans paid in full.

Other income, net of securities gains, as a percentage of net revenue for the first quarter 2013 was 33.42% compared with 33.21% for fourth quarter 2012 and 29.77% for the first quarter 2012. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the first quarter 2013 was $106.9 million, a decrease of $5.3 million, or 4.69%, from the fourth quarter 2012 and a decrease of $6.8 million, or 6.01%, from the first quarter 2012. Included in noninterest expense in the first quarter of 2013 and fourth quarter of 2012 were acquisition related costs associated with the Citizens Republic Bancorp, Inc. ("Citizens") merger of $3.6 million and $2.1 million, respectively. The majority of these acquisition related costs were from professional and legal services rendered in connection with the merger. Also included in noninterest expense in the fourth quarter of 2012 was $2.3 million of fees related to the early termination of Federal Home Loan Bank advances.

During the first quarter 2013, the Corporation reported an efficiency ratio of 62.06%, compared with 62.65% for the fourth quarter 2012 and 65.52% for the first quarter 2012.

Net noncovered charge-offs totaled $5.9 million, or 0.27% of average noncovered loans in the first quarter 2013, compared with $7.1 million, or 0.34% of average noncovered loans, in the fourth quarter 2012 and $12.0 million, or 0.62% of average noncovered loans, in the first quarter 2012.

Nonperforming assets totaled $52.2 million at March 31, 2013, a increase of $2.0 million, or 4.00%, compared with December 31, 2012 and a decrease of $15.7 million, or 23.11%, compared with March 31, 2012. Nonperforming assets at March 31, 2013 represented 0.59% of period-end noncovered loans plus other real estate compared with 0.57% at December 31, 2012 and 0.86% at March 31, 2012.

The allowance for noncovered loan losses totaled $98.8 million at March 31, 2013. At March 31, 2013, the allowance for noncovered loan losses was 1.13% of period-end noncovered loans compared with 1.13% at December 31, 2012 and 1.32% at March 31, 2012. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.18% of period end noncovered loans at March 31, 2013, compared with 1.20% at December 31, 2012 and 1.39% at March 31, 2012. The allowance for credit losses to nonperforming loans was 254.32% at March 31, 2013, compared with 284.50% at December 31, 2012 and 205.13% at March 31, 2012.

The Corporation’s total assets at March 31, 2013 were $15.3 billion, an increase of $359.5 million, or 2.41%, compared with December 31, 2012 and an increase of $601.7 million, or 4.10%, compared with March 31, 2012.

Total deposits were $11.9 billion at March 31, 2013, an increase of $166.3 million, or 1.41%, from December 31, 2012 and an increase of $277.6 million, or 2.38%, from March 31, 2012. Core deposits totaled $10.6 billion at March 31, 2013, an increase of $238.4 million, or 2.30%, from December 31, 2012 and an increase of $624.3 million, or 6.24%, from March 31, 2012.

Shareholders’ equity was $1.8 billion as of March 31, 2013 and $1.6 billion as of December 31, 2012 and March 31, 2012. On February 4, 2013, the Corporation issued 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A) for total gross proceeds of $100 million. Dividends are payable quarterly in arrears on the 4th day of February, May, August and November, beginning May 4, 2013. As of March 31, 2013, $0.9 million of dividends were accrued and payable on May 4, 2013 and accounted for approximately a one cent reduction in diluted EPS for the three months ended March 31, 2013. The Corporation maintained a strong capital position as tangible common equity to assets was 8.03% at March 31, 2013, compared with 8.16% at December 31, 2012 and 7.86% at March 31, 2012. The common cash dividend per share paid in the first quarter 2013 was $0.16.

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
The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as other expense divided by total revenue on a taxable equivalent basis. The fee income ratio (non-GAAP) is generally calculated as other income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Other expense may be presented excluding adjustments to arrive at adjusted other expense (non-GAAP), which is the numerator for the efficiency ratio. Other income may be presented excluding adjustments to arrive at adjusted other income (non-GAAP), which is the numerator for the fee income ratio. Net interest income on a taxable equivalent basis (non-GAAP) and other income are added together to arrive at total adjusted revenue (non-GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee income and efficiency ratios. It is possible that the activities related to the adjustments may recur; however, Management does not consider the activities related to the adjustments to be indications of ongoing operations.
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

GAAP to Non-GAAP Reconciliations
		March 31, 2013	March 31, 2012
		(Dollars in thousands)
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$1,754,850	$1,584,105
Less:	Intangible assets	6,055	7,756
	Goodwill	460,044	460,044
	Preferred Stock	100,000	—
Tangible common equity (non-GAAP)		$1,188,751	$1,116,305
Total assets (GAAP)		15,272,484	14,670,818
Less:	Intangible assets	6,055	7,756
	Goodwill	460,044	460,044
Tangible assets (non-GAAP)		$14,806,385	$14,203,018
Tangible common equity to tangible assets ratio (non-GAAP)		8.03%	7.86%
Tier 1 common equity (1)
Shareholders' equity (GAAP)		$1,754,850	$1,584,105
Plus:	Net unrealized (gains) losses on available-for-sale securities	(47,504)	(55,440)
	Losses recorded in AOCI related to defined benefit postretirement plans	71,623	77,612
Less:	Goodwill	460,044	460,044
	Intangible assets	6,055	7,756
	Disallowed servicing asset	1,943	1,771
Tier 1 capital (regulatory)		1,310,927	1,136,706
Less:	Preferred Stock	100,000	—
Tier 1 common equity (non-GAAP)		$1,210,927	$1,136,706
Risk-weighted assets (regulatory)		$10,609,418	$9,841,806
Tier 1 common equity ratio (non-GAAP)		11.41%	11.55%
Basel III Tier 1 Common Ratio (2)
Shareholders' equity (GAAP)		$1,754,850	$1,584,105
Less:	Non-qualifying goodwill	460,044	460,044
	Non-qualifying intangible assets (3)	6,055	7,756
	Other adjustments (4)	1,943	1,771
Basel III tier 1 capital (regulatory)		1,286,808	1,114,534
Less:	Preferred Stock	$100,000	$—
Basel III tier 1 common equity (regulatory)		$1,186,808	$1,114,534
Basel III risk-weighted assets (regulatory) (5)		$10,609,418	$9,841,806
Basel III tier 1 common equity ratio (non-GAAP)		11.19%	11.32%

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

GAAP to Non-GAAP Reconciliations, continued
		March 31, 2013	March 31, 2012
		(Dollars in thousands)
Fee Income and Efficiency Ratios
	Other expense (GAAP)	$106,925	$113,768
	Significant items:
Less:	Intangible asset amortization	317	483
	Other intangible asset amortization	—	—
	Adjusted other expense (non-GAAP)	$106,608	$113,285
	Net interest income (FTE) (non-GAAP)	114,376	121,428
	Other income (GAAP)	57,392	51,726
	Significant Items:
	Securities gains (losses)	(9)	260
	Adjusted other income (non-GAAP)	57,401	51,466
	Adjusted revenue (non-GAAP)	$171,777	$172,894
	Fee income ratio (non-GAAP)	33.42%	29.77%
	Efficiency ratio (non-GAAP)	62.06%	65.52%

RESULTS OF OPERATIONS
Net Interest Income

Net interest income, the Corporation's principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, wholesale borrowings and long-term debt). Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, noninterest-bearing liabilities, the mix of funding between interest bearing liabilities, noninterest-bearing liabilities and equity, and the growth in earning assets.

Net interest income for the three months ended March 31, 2013 was $111.3 million compared to $118.8 million for three months ended March 31, 2012. For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a financial measure that is calculated and presented other than in accordance with U.S. GAAP and is widely used by financial services organizations. Therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment was $3.0 million and $2.6 million for the quarters ended March 31, 2013 and 2012, respectively.

Net interest income presented on an FTE basis decreased $7.0 million or 5.77% to $114.4 million in the three months ended March 31, 2013 compared to $121.4 million in the same period of 2012.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Three months ended March 31,
	2013 and 2012
	Increase (Decrease) In Interest Income/Expense
	Volume	Yield/ Rate	Total
	( Dollars in thousands)
INTEREST INCOME -FTE
Investment securities and federal funds sold:
Taxable	$(652)	$(2,528)	$(3,180)
Tax-exempt	1,306	(575)	731
Loans held for sale	(114)	(25)	(139)
Loans	5,175	(9,325)	(4,150)
Total interest income -FTE	5,715	(12,453)	(6,738)
INTEREST EXPENSE
Interest on deposits:
Interest bearing	56	15	71
Savings and money market accounts	145	67	212
Certificates and other time deposits ("CDs")	(666)	(795)	(1,461)
Securities sold under agreements to repurchase	6	39	45
Wholesale borrowings	(302)	1	(301)
Long-term debt	1,748	—	1,748
Total interest expense	987	(673)	314
Net interest income - FTE	$4,728	$(11,780)	$(7,052)

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

The following table provides FTE net interest income and net interest margin totals for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Net interest income	$111,349	$118,787
Tax equivalent adjustment	3,027	2,641
Net interest income - FTE	$114,376	121,428
Average earning assets	$13,408,789	$12,935,184
Net interest margin	3.46%	3.78%

The average yield on earning assets decreased from 4.10% in the first quarter of 2012 to 3.78% in the first quarter of 2013. Lower outstanding balances on total average earning assets in three months ended March 31, 2013 did not mitigate the decrease in average yield, which caused interest income to decrease $6.7 million from year-ago levels. Average balances for investment securities were up from the year ago quarter increasing interest income by $0.7 million, and lower rates earned on the securities decreased interest income by $3.1 million year over year. Average loans outstanding, up from the year ago quarter, increased interest income for the three months ended March 31, 2013 by $5.2 million and lower yields earned on loans, decreased loan interest income for three months ended March 31, 2013 by $9.3 million. Lower outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $1.2 million in the three months ended March 31, 2013. New long-term debt issued in the three months ended March 31, 2013 caused interest expense to increase by $1.7 million in the three months ended March 31, 2013.

The cost of funds for the year as a percentage of average earning assets remained flat at 0.08% for the three months ended March 31, 2012 and March 31, 2013.

Other Income

Excluding investment securities transactions, other income for the three months ended March 31, 2013 totaled $57.4 million, an increase of $5.9 million or 11.53% during the same period a year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 33.42% for the three months ended March 31, 2013 compared to 29.77% for the same three month period one year ago. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Three months ended March 31,
	2013	2012
	(In thousands)
Trust department income	$5,741	$5,627
Service charges on deposits	12,585	14,409
Credit card fees	10,222	10,180
ATM and other service fees	3,335	3,790
Bank owned life insurance income	4,897	3,056
Investment services and life insurance	2,415	2,247
Investment securities (losses)/gains, net	(9)	260
Loan sales and servicing income	7,863	6,691
Other operating income	10,343	5,466
	$57,392	$51,726

Service charges on deposits decreased $1.8 million or 12.66% from the year ago quarter reflecting a change in customer behavior. Bank owned life insurance income increased $1.8 million or 60.24% year over year as a result of a $1.6 million death benefit received in the three months ended March 31, 2013. Loan sales and servicing income increased year over year $1.2 million or 17.52% due to higher pricing margins in the current period versus prior year. Other operating income increased $4.9 million or 89.22% from the year ago quarter as other operating income for the three months ended March 31, 2013 included $5.0 million in gains from covered loan payoffs and related income. Gains on covered loan payoffs represent the difference between the credit mark on the paid-off loans less the remaining associated indemnification asset.

Other Expenses

Other expenses totaled $106.9 million for the three months ended March 31, 2013 compared to $113.8 million in the same three month period one year ago, a decrease of $6.8 million or 6.01% year over year.

	Three months ended March 31,
	2013	2012
	(In thousands)
Salaries and wages	$46,391	$45,710
Pension and employee benefits	11,515	18,263
Net occupancy expense	8,282	8,592
Equipment expense	7,349	7,104
Taxes, other than federal income taxes	1,922	1,955
Stationery, supplies and postage	2,096	2,143
Bankcard, loan processing, and other costs	7,840	7,653
Advertising	2,070	1,684
Professional services	5,410	3,352
Telephone	1,177	1,398
Amortization of intangibles	317	483
FDIC expense	3,526	3,720
Other operating expense	9,030	11,711
	$106,925	$113,768

Pension and employee benefit expenses were $11.5 million for three months ended March 31, 2013, a decrease of $6.7 million or 36.95% from the same three month period one year ago. Pension expense decreased $3.0 million year over year as a result of the qualified defined benefit pension plan being frozen effective December 31, 2012 resulting in no benefits accruing after December 31, 2012. Professional services expenses were $5.4 million for the three months ended March 31, 2013, an increase of $2.1 million or 61.40% over the same three month period one year ago. Included in professional services expenses for the three months ended March 31, 2013 were acquisition related costs associated with the Citizens merger of $3.1 million. Other operating expense decreased $2.7 million or 22.89% year over year.

The efficiency ratio for the first quarter of 2013 was 62.06% compared to 65.52% in the same period of 2012. Net revenue is defined as net interest income, on an FTE basis, plus other income less gains from the sales of securities.

Income Taxes

Income tax expense was $14.5 million and $12.3 million for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate for the three months ended March 31, 2013 was 28.00% compared to 28.91% for the three months ended March 31, 2012.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 8 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the three months ended March 31, 2013 and 2012.

March 31, 2013	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$66,441	$46,431	$3,775	$(2,271)	$114,376
Provision for loan losses	4,766	4,073	208	899	9,946
Other income	19,232	24,388	8,310	5,462	57,392
Other expenses	43,027	52,907	10,174	817	106,925
Net income (loss)	24,022	8,996	1,107	3,221	37,346
AVERAGES:
Assets	6,737,236	3,016,495	236,811	4,993,001	14,983,543
Loans (noncovered and covered)	6,677,719	2,736,949	223,234	58,024	9,695,926
Earnings assets	6,814,089	2,762,045	223,263	3,609,392	13,408,789
Deposits	3,500,846	7,416,124	744,466	128,348	11,789,784
Economic Capital	462,614	212,815	49,534	990,042	1,715,005

March 31, 2012	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - FTE	$64,674	$54,277	$4,598	$(2,121)	$121,428
Provision for loan losses	9,104	2,537	225	2,195	14,061
Other income	14,309	25,265	8,068	4,084	51,726
Other expenses	43,351	57,481	10,214	2,722	113,768
Net income (loss)	16,709	12,691	1,447	(503)	30,344
AVERAGES:
Assets	6,328,473	2,910,354	236,571	5,021,539	14,496,937
Loans (noncovered and covered)	6,306,446	2,634,702	223,131	53,600	9,217,879
Earnings assets	6,397,111	2,670,067	223,159	3,644,847	12,935,184
Deposits	3,139,197	7,464,867	698,700	169,257	11,472,021
Economic Capital	387,073	214,265	48,106	931,565	1,581,009

The commercial segment's net income increased $7.3 million to $24.0 million for the three months ended March 31, 2013 driven by higher revenues and lower loan losses. FTE adjusted net interest income totaled $66.4 million for the three months ended March 31, 2013 compared to $64.7 million for the three months ended March 31, 2012, an increase of $1.8 million, or 2.73%. The increase was primarily attributable to an $803.4 million, or 15.69%, increase in noncovered loan balances. The strong loan growth was prevalent in all major divisions of the commercial segment. Growth in loan interest income was offset partially by lower interest income associated with acquired loans via the FDIC-assisted acquisitions, lower loan yields, and lower deposit income associated with the internal credit on deposits. Deposit balances grew $361.6 million or 11.5% to $3.5 billion due primarily to growth in small business deposits and government-related deposits. Provision for credit losses for the commercial segment totaled $4.8 million for the three months ended March 31, 2013 compared to $9.1 million for the three months ended March 31, 2012, a decrease of $4.3 million, or 47.65%. The continued decline in provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $4.8 million to $1.6 million for the three months ended March 31, 2013. The remaining provision covered substantial loan growth in noncovered loans. Non-interest income was $19.2 million for the three months ended March 31, 2013 compared to $14.3 million for the same period in 2012. The increase was primarily attributable to higher gains recognized from covered loans paid in full, coupled with growth in asset-based lending fees and international fees. Non-interest expense for the commercial segment was essentially unchanged at $43.0 million for the three months ended March 31, 2013 compared to the same period of 2012. Growth in expenses driven by the build-out of specialized banking capabilities was offset by the results of management's efficiency initiative.

The retail segment's net income decreased $3.7 million for the three months ended March 31, 2013 to $9.0 million compared to three months ended March 31, 2012. FTE adjusted net interest income totaled $46.4 million for the three months ended March 31, 2013 compared to $54.3 million for the three months ended March 31, 2012, a decrease of $7.8 million or 14.46%. The decrease was primarily attributable to a $43.6 million decrease in covered loan balances acquired via FDIC assisted acquisitions, along with lower deposit income associated with the internal credit on deposits. Deposit balances were essentially consistent with the quarterly average in 2012. Provision for credit losses totaled $4.1 million for the three months ended March 31, 2013 compared to $2.5 million for the three months ended March 31, 2012, an increase of $1.6 million. Net charge-offs declined $1.3 million to $4.3 million for the three months ended March 31, 2013. Non-interest income was $24.4 million for the three months ended March 31, 2013 compared to $25.3 million for the three months ended March 31, 2012, a decrease of $0.9 million, or 3.47%. The decrease was primarily attributable to lower service charges on deposits driven by the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on ATM interchange fees. The fee income decline was offset partially by continued strength in mortgage fee income. Non-interest expense declined $4.5 million, or 7.96%, to $52.9 million for the three months ended March 31, 2013 compared to $57.5 million for the three months ended March 31, 2012. The decrease in expenses was primarily attributable the results of management's efficiency initiative.
The wealth segment's net income of $1.1 million for the three months ended March 31, 2013 decreased $0.3 million from the three months ended March 31, 2012. The decrease was attributable to lower deposit income associated with the internal credit on deposits, offset partially by higher trust fee income and higher income associated with investment fees and insurance. Deposit balances increased $45.8 million to $744.5 million for the three months ended March 31, 2013 compared to $698.7 for the same period of 2012.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the parent company, community development operations, treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded net income of $3.2 million for the three months ended March 31, 2013 which was $3.7 million higher than the three months ended March 31, 2012. The improvement was attributable to lower expenses as a result of management's successful efficiency initiative, offset partially by expenses associated with the acquisition of Citizen's. Also contributing to the improvement was receipt of a death benefit in the amount of $1.6 million during the three months ended March 31, 2013.

FINANCIAL CONDITION

Acquisitions

On September 12, 2012, the Corporation and Citizens Republic Bancorp, Inc. ("Citizens"), a Michigan corporation, with approximately $9.6 billion in assets and 219 branches entered into an Agreement and Plan of Merger (the "Merger Agreement").

On April 12, 2013, the Corporation completed its merger (the “Merger”) with Citizens which resulted in Citizens common stock being converted into the right to receive 1.37 shares of the Corporation's common stock (except that any shares of Citizens common stock that were owned by Citizens, the Corporation or any of their respective subsidiaries, other than in a fiduciary capacity, were canceled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Citizens' common stock was converted into an option to acquire, or an equity award relating to, 1.37 shares of the Corporation's common stock, as applicable. The conversion of Citizens' common stock into the Corporation's common stock resulted in the Corporation issuing approximately 55 million shares of its common stock.

Immediately following the Merger, Citizens Bank, a Michigan chartered bank and wholly owned subsidiary of Citizens, merged with and into FirstMerit Bank, N.A., a national banking association and wholly owned subsidiary of FirstMerit, with FirstMerit Bank, N.A. surviving the merger and continuing its corporate existence under the name “FirstMerit Bank, N.A.” The results of operations acquired in the Citizens transaction will be included in the Corporation's financial results beginning on April 13, 2013.

The Merger Agreement provided that upon completion of the Merger, the Corporation increase its board of directors by two directors. The new directorships were filled with current members of the Citizens board.

Effective April 12, 2013, the Corporation purchased the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Citizens issued to the United States Treasury as part of the Troubled Assets Relief Program (the "Citizens TARP Preferred") in the amount of $300 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. In addition, effective April 12, 2013, a warrant to purchase 1,757,812.5 shares of Citizens' common stock that had been issued to the Treasury on December 12, 2008 as part of Citizens' participation in the Treasury's Capital Purchase Program, was converted into a warrant to purchase 2,408,203 shares of FirstMerit common stock. The Corporation used the net proceeds from its February 4, 2013 public offerings to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. The Corporation's public offerings consisted of $250 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock) with dividends payable quarterly in arrears on the 4th day of February, May, August and November, beginning May 4, 2013, which resulted in gross proceeds of $100 million.

The following components make up the consideration for the merger transaction: approximately $930 million in converted common stock, $355 million paid to the Treasury to purchase the Citizens TARP Preferred and approximately $3 million in a warrant issued to the Treasury to purchase the Corporation's common stock in conjunction with the purchase of the Citizens TARP Preferred.

The Citizens acquisition will be accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair value on the acquisition date. The Corporation is in the process of determining the preliminary fair values which are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Any resulting goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes

Management's strategy to de-leverage the newly acquired Citizens' balance sheet resulted in the Corporation repaying on April 15, 2013 approximately $591.0 million in principal of Federal Home Loan advances. Management's strategy to re-balance the investment portfolio acquired in the Citizens merger resulted in the sale of approximately $2.1 billion in agency MBS, agency CMOs, municipal securities and private label MBS investments in April 2013. Management intends on repurchasing $1.4 billion of agency MBS and CMO securities throughout the second quarter of 2013.

Additional information can be found in Note 2 (Business Combinations) and Note 15 (Subsequent Events) in the notes to the consolidated financial statements.

Investment Securities

At March 31, 2013, total investment securities were $4.1 billion compared to $3.7 billion at December 31, 2012 and March 31, 2012. Available-for-sale securities were $3.2 billion, $2.9 billion and $3.5 billion as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation's investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, mortgage-backed securities ("MBSs") and corporate bonds. Held-to-maturity securities totaled $665.6 million at March 31, 2013 compared to $622.1 million and $100.8 million at December 31, 2012 and March 31, 2012, respectively. Available-for-sale securities increased $322.9 million from December 31, 2012 to March 31, 2013 but decreased $247.8 million from March 31, 2012 to March 31, 2013. Held-to-maturity securities increased $43.5 million and $564.7 million from December 31, 2012 to March 31, 2013 and from March 31, 2012 to March 31, 2013, respectively. This movement in the investment portfolio was in response to potential future changes in regulatory capital rules. Other investments consist primarily of FHLB and FRB stock and totaled $141.0 million at March 31, 2013, December 31, 2012 and March 31, 2012.

Net unrealized gains on the investment securities portfolio were $60.6 million at March 31, 2013, compared to $72.2 million and $85.3 million at December 31, 2012 and March 31, 2012, respectively.

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

Gross unrealized losses of $15.1 million as of March 31, 2013, compared to $12.9 million and $16.7 million at December 31, 2012 and March 31, 2012, respectively, were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions, which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation's trust preferred securities.

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

Total noncovered loans increased from December 31, 2012 by $48.3 million, or 0.55%, and increased from March 31, 2012 by $916.8 million, or 11.66%. This increase was driven primarily by higher commercial loans, which increased 0.37% from December 31, 2012 and 12.80% from March 31, 2012 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of March 31, 2013, leases totaled $164.1 million compared to $139.2 million and $74.1 million at December 31, 2012 and March 31, 2012, respectively, resulting in increases of $24.9 million, or 17.88%, from December 31, 2012 to March 31, 2013 and $90.0 million, or 121.47%, from March 31, 2012 to March 31, 2013. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates during 2012 contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased from December 31, 2012 by $6.3 million, or 1.42%, and increased from March 31, 2012 by $22.6 million, or 5.26%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2012 by $6.4 million, or 0.79%, and increased from March 31, 2012 by $72.9 million, or 9.86%. Installment loans decreased from December 31, 2012 by $5.5 million, or 0.41%, and increased from March 31, 2012 by $62.9 million, or 4.99%.

Total covered loans, including the loss share receivable, decreased from December 31, 2012 and March 31, 2012 by $122.3 million, or 12.00%, and $481.3 million, or 34.92%, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

	March 31, 2013	December 31, 2012	March 31, 2012
(Dollars in thousands)
Commercial	$5,888,337	$5,866,489	$5,220,051
Residential mortgage	451,522	445,211	428,950
Installment	1,322,795	1,328,258	1,259,930
Home equity	812,458	806,078	739,548
Credit card	140,721	146,387	140,618
Leases	164,137	139,236	74,112
Total noncovered loans (a)	8,779,970	8,731,659	7,863,209
Less allowance for noncovered loan losses	(98,843)	(98,942)	(103,849)
Net noncovered loans	8,681,127	8,632,717	7,759,360
Covered loans (b)	896,832	1,019,125	1,378,150
Less allowance for covered loan losses	(47,945)	(43,255)	(41,070)
Net covered loans	848,887	975,870	1,337,080
Net loans	$9,530,014	$9,608,587	$9,096,440
(a) Includes acquired, noncovered loans of $54.1 million, $54.2 million, $99.2 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
(b) Includes loss share receivable of $95.6 million, $113.7 million and $171.1 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The Corporation has approximately $3.2 billion of loans secured by real estate. Approximately 86.79% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

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
Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Note 1 (Summary of Significant Accounting Policies) and note 5 (Allowance for Loan Losses in the notes to the consolidated financial statements provide detailed information regarding the Corporation's credit policies and practices.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any loss share agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the three months ended March 31, 2013, the Corporation increased its allowance for covered loan losses to $47.9 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $9.7 million and an increase of $5.5 million in the loss share receivable for the portion of the losses recoverable under the loss share agreements. During the three months ended March 31, 2012, provision for covered loan losses of $10.8 million was partially offset by an increase of $4.9 million in the loss share receivable resulting in an allowance for covered loan losses of $41.1 million.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss share agreements, exceeds any remaining credit discounts. The allowance for loan losses on Acquired Non-Impaired Loans was $0.4 million, $0.3 million and $0.4 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and is included in the allowance for noncovered loan losses on the consolidated balance sheets.

At March 31, 2013, the allowance for noncovered loan losses was $98.8 million, or 1.13% of noncovered loans outstanding, compared to $98.9 million, or 1.13% and $103.8 million, or 1.32% at December 31, 2012 and March 31, 2012, respectively. The allowance equaled 242.21% of nonperforming loans at March 31, 2013 compared to 269.69% and 194.97% at December 31, 2012 and March 31, 2012. The additional reserves related to qualitative risk factors totaled $34.4 million at March 31, 2013 compared to $32.3 million and $14.5 million at December 31, 2012 and March 31, 2012, respectively. Nonperforming assets have increased by $2.0 million when compared to December 31, 2012 but decreased $15.7 million when compared to March 31, 2012, which is primarily attributable to the improving economic conditions and extensive loan work out activities.

Net charge-offs on noncovered loans were $5.9 million in the first quarter of 2013 compared to $12.0 million in 2012. As a percentage of average noncovered loans outstanding, net charge-offs equaled 0.27% in the first quarter of 2013 and 0.62% in 2012. Losses are charged against the allowance for loan losses as soon as they are identified.

The reserve for unfunded lending commitments at March 31, 2013, December 31, 2012 and March 31, 2012 was $4.9 million, $5.4 million and $5.4 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for noncovered loan losses and the reserve for unfunded lending commitments, amounted to $103.8 million, $104.4 million, and $109.3 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The following table is a summary of the allowance for credit losses.

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
(dollars in thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$98,942	$98,942	$107,699
Provision for loan losses	5,808	7,116	8,129
(Less) net charge-offs	5,907	7,116	11,979
Allowance for loan losses-end of period	$98,843	$98,942	$103,849
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$5,433	$5,760	$6,373
Provision for/(relief of) credit losses	(492)	(327)	(963)
Balance at end of period	4,941	5,433	5,410
Allowance for credit losses	$103,784	$104,375	$109,259
Annualized net charge-offs as a % of average noncovered loans	0.27%	0.34%	0.62%
Allowance for noncovered loan losses:
As a percentage of period-end noncovered loans	1.13%	1.13%	1.32%
As a percentage of nonperforming noncovered loans	242.21%	269.69%	194.97%
As a multiple of annualized net charge offs	4.13	3.50	2.16
Allowance for credit losses:
As a percentage of period-end noncovered loans	1.18%	1.20%	1.39%
As a percentage of nonperforming noncovered loans	254.32%	284.50%	205.13%
As a multiple of annualized net charge offs	4.33	3.69	2.27

The following tables show the overall credit quality by specific asset and risk categories of noncovered loan.

	As of March 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,445	$26,939	$—	$31,117	$6,917	$1,388	$23,527	$98,333
Allowance	1,957	859	—	1,458	89	74	1,713	6,150
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	39,433	271	13,330					53,034
Grade 1 allowance	11	—	4					15
Grade 2 loan balance	148,253	3,968	731					152,952
Grade 2 allowance	117	5	1					123
Grade 3 loan balance	688,264	270,907	25,808					984,979
Grade 3 allowance	953	579	46					1,578
Grade 4 loan balance	2,404,091	2,111,995	116,314					4,632,400
Grade 4 allowance	26,212	12,150	566					38,928
Grade 5 (Special Mention) loan balance	63,287	47,277	4,636					115,200
Grade 5 allowance	5,202	1,636	193					7,031
Grade 6 (Substandard) loan balance	30,850	44,357	3,318					78,525
Grade 6 allowance	5,975	5,911	319					12,205
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,277,648	802,862	137,260	413,096	2,630,866
Current loans allowance				5,670	10,690	4,674	2,417	23,451
30 days past due loan balance				6,832	1,208	769	8,338	17,147
30 days past due allowance				514	742	541	365	2,162
60 days past due loan balance				2,379	419	541	1,781	5,120
60 days past due allowance				565	729	610	335	2,239
90+ days past due loan balance				4,819	1,052	763	4,780	11,414
90+ days past due allowance				944	2,318	1,170	529	4,961
Total loans	$3,382,623	$2,505,714	$164,137	$1,322,795	$812,458	$140,721	$451,522	$8,779,970
Total Allowance for Loan Losses	$40,427	$21,140	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843

	As of December 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$6,187	$27,412	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Allowance	577	1,018	—	1,526	34	127	1,722	5,004
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,211	—	13,119					55,330
Grade 1 allowance	14	—	5					19
Grade 2 loan balance	114,480	3,138	179					117,797
Grade 2 allowance	93	4	—					97
Grade 3 loan balance	661,692	272,401	20,042					954,135
Grade 3 allowance	916	711	35					1,662
Grade 4 loan balance	2,408,670	2,148,580	104,037					4,661,287
Grade 4 allowance	26,155	13,552	507					40,214
Grade 5 (Special Mention) loan balance	44,969	56,118	1,561					102,648
Grade 5 allowance	3,105	2,033	63					5,201
Grade 6 (Substandard) loan balance	28,317	52,314	298					80,929
Grade 6 allowance	5,349	6,629	29					12,007
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,278,555	796,568	142,424	406,495	2,624,042
Current loans allowance				6,596	9,766	4,815	2,617	23,794
30 days past due loan balance				10,471	1,407	922	9,928	22,728
30 days past due allowance				855	774	587	487	2,703
60 days past due loan balance				2,979	825	541	1,219	5,564
60 days past due allowance				773	1,021	540	453	2,787
90+ days past due loan balance				5,383	997	888	3,560	10,828
90+ days past due allowance				1,404	2,129	1,315	606	5,454
Total loans	$3,306,526	$2,559,963	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659
Total Allowance for Loan Losses	$36,209	$23,947	$639	$11,154	$13,724	$7,384	$5,885	$98,942

	As of March 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$6,079	$41,041	$—	$32,378	$5,522	$2,060	$18,077	$105,157
Allowance	972	2,702	—	1,902	66	92	1,505	7,239
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	40,605	—	10,706					51,311
Grade 1 allowance	16	—	5					21
Grade 2 loan balance	97,078	6,820	—					103,898
Grade 2 allowance	90	14	—					104
Grade 3 loan balance	521,791	261,669	7,098					790,558
Grade 3 allowance	830	857	10					1,697
Grade 4 loan balance	2,087,819	1,860,227	55,930					4,003,976
Grade 4 allowance	18,326	15,473	277					34,076
Grade 5 (Special Mention) loan balance	51,591	73,740	—					125,331
Grade 5 allowance	2,413	2,908	—					5,321
Grade 6 (Substandard) loan balance	85,694	85,829	378					171,901
Grade 6 allowance	14,511	10,948	42					25,501
Grade 7 (Doubtful) loan balance	68	—	—					68
Grade 7 allowance	14	—	—					14
Consumer loans based on payment status:
Current loan balances				1,214,164	730,575	136,423	390,191	2,471,353
Current loans allowance				10,544	4,407	4,683	2,909	22,543
30 days past due loan balance				7,268	2,013	868	8,269	18,418
30 days past due allowance				803	519	460	338	2,120
60 days past due loan balance				2,020	494	458	2,444	5,416
60 days past due allowance				666	292	379	387	1,724
90+ days past due loan balance				4,100	943	809	9,970	15,822
90+ days past due allowance				838	985	906	760	3,489
Total loans	$2,890,725	$2,329,326	$74,112	$1,259,930	$739,547	$140,618	$428,951	$7,863,209
Total Allowance for Loan Losses	$37,172	$32,902	$334	$14,753	$6,269	$6,520	$5,899	$103,849

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

Note 1 (Summary of Significant Accounting Policies) and note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements, provide detailed information regarding the Corporation's credit policies and practices and the credit-risk grading process for commercial loans.

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

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonperforming loans:
Restructured nonaccrual noncovered loans:
Commercial loans	$4,179	$3,837	$7,067
Consumer loans	13,301	11,197	3,364
Total restructured loans	17,480	15,034	10,431
Other nonaccrual noncovered loans:
Commercial loans	19,664	17,929	37,479
Consumer loans	3,665	3,724	5,353
Total nonaccrual loans	23,329	21,653	42,832
Total nonperforming noncovered loans	40,809	36,687	53,263
Other noncovered real estate	11,422	13,537	14,670
Total nonperforming noncovered assets	$52,231	$50,224	$67,933
Noncovered loans past due 90 days or more accruing interest	$12,393	$9,417	$9,261
Total nonperforming noncovered assets as a percentage of total noncovered loans and ORE	0.59%	0.57%	0.86%

Credit quality improved throughout the three months ended March 31, 2013. Total nonperforming assets as of March 31, 2013 were $52.2 million, an increase of $2.0 million, or 4.00%, from December 31, 2012 and a decrease of $15.7 million, or 23.11%, from March 31, 2012. Total noncovered loans past due 30-89 days totaled $39.6 million at March 31, 2013, a decrease of $10.6 million, or 21.04%, from December 31, 2012 and a decrease of $7.1 million, or 15.25%, from March 31, 2012. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming noncovered loans increased $2.1 million, or 9.54%, from December 31, 2012 and decreased $20.7 million, or 46.48%, from March 31, 2012 reflecting movement of assets for disposition into other real estate along with loan payments and charge-downs. New nonperforming noncovered commercial loans have continued to decline from March 31, 2012 through March 31, 2013. Total other noncovered real estate owned decreased $2.1 million or 15.62%, from December 31, 2012 and $3.2 million, or 22.14%, from March 31, 2012 reflecting the disposition of foreclosed properties and a slow down in new foreclosures. As of March 31, 2013, other real estate includes $828.8 million of vacant land no longer considered for branch expansion.

Net charge offs within the noncovered consumer portfolio were $4.6 million for the three months ended March 31, 2013 compared to $5.7 million for the three months ended March 31, 2012. Average FICO scores on the noncovered consumer portfolio subcomponents are excellent with average scores on installment loans at 715, home equity lines at 775, residential mortgages at 752 and credit cards at 745.

Noncovered loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2013, accruing noncovered loans 90 days or more past due totaled $12.4 million compared to $9.4 million and $9.3 million at December 31, 2012 and March 31, 2012, respectively. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

The following table is a nonaccrual noncovered commercial loan flow analysis:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	(In thousands)
Nonaccrual commercial loans beginning of period	$21,766	$31,492	$38,381	$44,546	$55,815
Credit Actions:
New	7,217	2,183	25,182	10,091	5,980
Loan and lease losses	(2,191)	(2,670)	(400)	(6,675)	(3,296)
Charged down	(481)	(2,555)	(9,227)	(266)	(3,703)
Return to accruing status	(179)	—	(2,177)	(1,247)	(1,990)
Payments	(2,289)	(6,684)	(20,267)	(8,068)	(8,260)
Sales	—	—	—	—	—
Nonaccrual commercial loans end of period	$23,843	$21,766	$31,492	$38,381	$44,546

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

The Corporation's TDR portfolio, excluding covered loans, totaled $85.6 million, $84.6 million, and $75.2 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. These TDRs are predominately composed of noncovered consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 73.56%, 74.16% and 77.22%, respectively, of the total noncovered TDR portfolio as of March 31, 2013 and December 31, 2012 and March 31, 2012, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average deposits as of March 31, 2013 totaled $11.8 billion compared to $11.6 billion and $11.5 billion as of December 31, 2012 and March 31, 2012, respectively. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates over the past three years.

	Three Months Ended
	March 31, 2013		December 31, 2012		March 31, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing	$3,321,660	—%	$3,306,444	—%	$3,036,590	—%
Interest-bearing	1,300,816	0.10%	1,122,796	0.09%	1,066,132	0.09%
Savings and money market accounts	5,835,750	0.37%	5,743,599	0.36%	5,675,052	0.36%
Certificates and other time deposits	1,331,558	0.63%	1,422,246	0.64%	1,694,247	0.84%
Total customer deposits	11,789,784	0.26%	11,595,085	0.27%	11,472,021	0.31%
Securities sold under agreements to repurchase	906,717	0.14%	957,564	0.13%	887,715	0.12%
Wholesale borrowings	136,298	2.53%	163,405	2.49%	184,659	2.51%
Long-term debt	155,506	4.56%	—	—%	—	—%
Total funds	$9,666,645	0.45%	$9,409,610	0.39%	$9,507,805	0.44%

Average demand deposits comprised 39.21% of average deposits in the during the three months ended March 31, 2013 compared to 38.20% in fourth quarter of 2012 and 35.76% during the three months ended March 31, 2012. Savings accounts, including money market products, made up 49.50% of average deposits during the three months ended March 31, 2013 compared to 49.53% during the three months ended December 31, 2012 and 49.47% in during the three months ended March 31, 2012. Certificates and other time deposits made up 11.29% of average deposits during the three months ended March 31, 2013, 12.27% during the three months ended December 31, 2012 and 14.77% during the three months ended March 31, 2012.

The average cost of deposits, securities sold under agreements to repurchase, wholesale borrowings and long-term debt was up 1 basis points compared to one year ago, or 2.27% for the three months ended March 31, 2013 due to a drop in interest rates.

The following table summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended March 31, 2013 by time remaining until maturity.

Amount
Time until maturity:	(In thousands)
Under 3 months	$95,540
3 to 6 months	145,104
6 to 12 months	130,182
Over 12 months	101,089
Total	$471,915

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $1.8 billion as of March 31, 2013, compared with $1.6 billion as of December 31, 2012 and March 31, 2012. As of March 31, 2013, the dividend of $0.16 cents per share has an indicated annual rate of $0.64 per share.

Effective April 12, 2013, the Corporation purchased the Citizens TARP Preferred issued to the United States Treasury ("Treasury") as part of the Troubled Assets Relief Program (the "Citizens TARP Preferred") in the amount of $300 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. In addition, effective April 12, 2013, a warrant to purchase 1,757,812.5 shares of Citizens' common stock that had been issued to the Treasury on December 12, 2008 as part of Citizens' participation in the Treasury's Capital Purchase Program, was converted into a warrant to purchase 2,408,203 shares of FirstMerit common stock. The Corporation used the net proceeds from its February 4, 2013 public offerings to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. The Corporation's public offerings consisted of $250 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock) with dividends payable quarterly in arrears on the 4th day of February, May, August and November, beginning May 4, 2013, which resulted in gross proceeds of $100 million. The Board of Directors of the Corporation approved a dividend of $14.69 per share, or $0.36725 per depository share, on the Company's 5.87% Non-Cumulative Perpetual Preferred Stock, Series A, payable May 6, 2013, to shareholders of record as of April 19, 2013. Additional information can be found in Note 2 (Business Combinations) and Note 15 (Subsequent Events).

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 8.03% at March 31, 2013, compared with 8.16% at December 31, 2012 and 7.86% at March 31, 2012.

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

As of March 31, 2013, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31, 2013		December 31, 2012		March 31, 2012
	(Dollars in thousands)
Consolidated
Total equity	$1,754,850	11.49%	$1,645,202	11.03%	$1,584,105	10.80%
Common equity	1,654,850	10.84%	1,645,202	11.03%	1,584,105	10.80%
Tangible common equity (a)	1,188,751	8.03%	1,178,785	8.16%	1,116,304	7.86%
Tier 1 capital (b)	1,310,927	12.36%	1,193,188	11.25%	1,136,705	11.55%
Total risk-based capital (c)	1,693,702	15.96%	1,325,971	12.50%	1,260,065	12.80%
Leverage (d)	1,310,927	9.07%	1,193,188	8.43%	1,136,705	8.16%

	March 31, 2013		December 31, 2012		March 31, 2012
Bank Only
Total equity	$1,521,149	9.97%	$1,487,513	9.98%	$1,503,320	10.26%
Common equity	1,521,149	9.97%	1,487,513	9.98%	1,503,320	10.26%
Tangible common equity (a)	1,055,050	7.13%	1,021,096	7.07%	1,035,519	7.30%
Tier 1 capital (b)	1,072,153	10.12%	1,030,585	9.73%	1,051,301	10.71%
Total risk-based capital (c)	1,199,763	11.32%	1,158,312	10.93%	1,169,762	11.91%
Leverage (d)	1,072,153	7.43%	1,030,585	7.29%	1,051,301	7.50%

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

Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates. Each of these types of risks is defined in the discussion of market risk management of the 2012 Form 10-K.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2013 and 2012:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2013	(7.50)%	3.51%	6.41%	8.98%
March 31, 2012	(7.54)%	2.90%	5.07%	6.64%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2013 and 2012:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2013	(6.95)%	1.48%	1.36%	0.05%
March 31, 2012	(1.69)%	0.12%	(0.98)%	(3.02)%

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 89.07% of total deposits at March 31, 2013. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the first quarter of 2013 in addition to unencumbered, or unpledged, investment securities that totaled $0.9 billion as of March 31, 2013.

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

Funding Trends for the Quarter - During the three months ended March 31, 2013, lower cost core deposits increased by $238.4 million from the previous quarter. In aggregate, deposits increased $166.3 million from December 31, 2012. Securities sold under agreements to repurchase decreased $277.7 million from December 31, 2012. Wholesale borrowings and long-term debt had a net increase of $249.0 million from December 31, 2012. The Corporation issued $250 million aggregate principal amount of subordinated notes in the first quarter 2013. The Corporation’s loan to deposit ratio increased to 81.14% as of March 31, 2013 from 82.92% as of December 31, 2012.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended March 31, 2013, FirstMerit Bank did not pay dividends to FirstMerit Corporation. As of March 31, 2013, FirstMerit Bank had an additional $92.0 million available to pay dividends without regulatory approval.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2012 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts and mortgage loan commitments is included in Note 9 (Derivatives and Hedging Activities) to the Corporation’s unaudited consolidated financial statements included in this report and in Note 18 to the consolidated financial statements in the 2012 Form 10-K. There have been no significant changes since December 31, 2012.

Forward-looking Safe-harbor Statement

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the 2012 Form 10-K.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates; the Corporation's ability to realize the synergies and benefits contemplated by the acquisition of Citizens, such as it being accretive to earnings and expanding the Corporation's geographic presence, in the time frame anticipated or at all, and those risk factors detailed in the Corporation's periodic reports and registration statements filed with the Securities and Exchange Commission. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, Financial Industry Regulatory Authority, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

For additional information on litigation, see Note 13 (Contingencies and Guarantees) in the notes to the consolidated financial statements.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the 2012 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Not applicable.
(b) Not applicable.

(c) The following table provides information with respect to purchases the Corporation made of shares of its common stock during the first quarter of the 2013 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balances as of December 31, 2012				396,272
January 1, 2013 - January 31, 2013	413	$22.63	—	396,272
February 1, 2013 - February 28, 2013	970	18.64	—	396,272
March 1, 2013 - March 31, 2013	24,441	24.46	—	396,272
Balances as of March 31, 2013	25,824	$24.22	—	396,272

(1)
Reflects 25,824 shares of common stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the first quarter of 2013.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares of common stock (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
    None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.     OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended.
3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010).

4.1
Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013).

4.2
First Supplemental Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013).

4.3
Specimen Certificate for 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value, of FirstMerit Corporation (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013).

4.4
Deposit Agreement, dated as of February 4, 2013, by and between FirstMerit Corporation and American Stock Transfer & Trust Company, LLC, as Depositary (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013).

10.1
Securities Purchase Agreement, dated as of February 19, 2013, by and among the United States Department of the Treasury, FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form S-4/A filed by FirstMerit Corporation on February 21, 2013 (Registration No. 333-18521)).

10.2
First Amendment to the Amended and Restated Change in Control Termination Agreement, dated February 21, 2013, by and between FirstMerit Corporation and Paul Greig (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.3
First Amendment to the Amended and Restated Change Displacement Agreement, dated February 21, 2013, by and between FirstMerit Corporation and Paul Greig (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.4	FirstMerit Corporation 2013 Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 5, 2013).
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
May 3, 2013