Form 10-Q
period 2013-06-30
FIRSTMERIT CORP /OH/
filed 2013-08-06
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2013
Common Stock, no par value	165,043,294

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. MINE SAFETY DISCLOSURES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBIT INDEX
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,	December 31,	June 30,
(Unaudited, except for December 31, 2012)	2013	2012	2012
ASSETS
Cash and due from banks	$421,836	$244,223	$226,026
Interest-bearing deposits in banks	487,654	13,791	111,909
Total cash and cash equivalents	909,490	258,014	337,935
Investment securities:
Held-to-maturity	2,551,860	622,121	352,221
Available-for-sale	3,299,392	2,920,971	3,216,365
Other investments	267,565	140,717	140,742
Loans held for sale	22,855	23,683	19,018
Loans	14,151,953	9,750,784	9,371,816
Allowance for loan losses	(147,714)	(142,197)	(146,455)
Net loans	14,004,239	9,608,587	9,225,361
Premises and equipment, net	317,107	181,149	184,851
Goodwill	734,382	460,044	460,044
Intangible assets	88,419	6,373	7,274
Covered other real estate	67,786	59,855	54,549
Accrued interest receivable and other assets	1,269,034	631,498	622,984
Total assets	$23,532,129	$14,913,012	$14,621,344
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,277,647	$3,338,371	$3,227,819
Interest-bearing	2,504,368	1,287,674	1,080,790
Savings and money market accounts	8,520,806	5,758,123	5,728,598
Certificates and other time deposits	2,816,901	1,375,257	1,578,634
Total deposits	19,119,722	11,759,425	11,615,841
Federal funds purchased and securities sold under agreements to repurchase	844,871	1,104,525	896,910
Wholesale borrowings	201,337	136,883	178,135
Long-term debt	324,422	—	—
Accrued taxes, expenses and other liabilities	390,868	266,977	329,643
Total liabilities	20,881,220	13,267,810	13,020,529
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	—	—
Common stock warrant	3,000	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: June 30, 2013 - 170,179,911 shares, December 31, 2012 and June 30, 2012 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	1,386,063	475,979	472,138
Accumulated other comprehensive loss	(71,897)	(16,205)	(18,425)
Retained earnings	1,235,530	1,195,850	1,157,422
Treasury stock, at cost: June 30, 2013 - 5,134,463 shares; December 31, 2012 - 5,472,915 shares; June 30, 2012 - 5,481,058 shares	(129,724)	(138,359)	(138,257)
Total shareholders' equity	2,650,909	1,645,202	1,600,815
Total liabilities and shareholders' equity	$23,532,129	$14,913,012	$14,621,344

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except for per share data)	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2013	2012	2013	2012
Interest income:
Loans and loans held for sale	$178,535	$103,126	$277,206	$206,208
Investment securities:
Taxable	29,138	21,783	48,377	44,201
Tax-exempt	6,098	3,846	10,143	7,426
Total investment securities interest	35,236	25,629	58,520	51,627
Total interest income	213,771	128,755	335,726	257,835
Interest expense:
Deposits:
Interest bearing	656	236	974	483
Savings and money market accounts	6,469	5,033	11,784	10,136
Certificates and other time deposits	3,374	3,169	5,437	6,693
Securities sold under agreements to repurchase	329	276	642	544
Wholesale borrowings	1,169	1,118	2,019	2,269
Long-term debt	3,743	—	5,491	—
Total interest expense	15,740	9,832	26,347	20,125
Net interest income	198,031	118,923	309,379	237,710
Provision for originated loan losses	3,151	8,766	8,959	16,895
Provision for covered loan losses	4,158	3,430	8,297	9,362
Net interest income after provision for loan losses	190,722	106,727	292,123	211,453
Other income:
Trust department income	9,167	5,730	14,907	11,357
Service charges on deposits	20,582	14,478	33,168	28,887
Credit card fees	14,317	11,216	24,540	21,396
ATM and other service fees	4,945	3,890	8,280	7,680
Bank owned life insurance income	3,641	2,923	8,538	5,979
Investment services and insurance	3,429	2,388	5,844	4,635
Investment securities (losses) gains, net	(2,794)	548	(2,803)	808
Loan sales and servicing income	7,985	5,139	15,848	11,830
Other operating income	8,167	8,989	18,510	14,455
Total other income	69,439	55,301	126,832	107,027
Other expenses:
Salaries, wages, pension and employee benefits	105,099	61,598	163,005	125,571
Net occupancy expense	13,346	7,971	21,628	16,563
Equipment expense	10,309	7,598	17,659	14,702
Stationery, supplies and postage	3,407	2,285	5,503	4,428
Bankcard, loan processing and other costs	12,417	8,858	20,257	16,511
Professional services	17,144	9,307	22,554	12,659
Amortization of intangibles	2,411	483	2,728	966
FDIC insurance expense	4,149	3,463	7,675	7,183
Other operating expense	21,358	17,514	35,556	34,262
Total other expenses	189,640	119,077	296,565	232,845
Net income before income tax expense	70,521	42,951	122,390	85,635
Income tax expense	22,071	12,366	36,594	24,706
Net income	48,450	30,585	85,796	60,929
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gains and (losses), net of taxes of ($26.7) million and $2.2 million for the quarter ended and ($31.0) million and $3.2 million for the six months ended, respectively	(49,593)	4,103	(57,513)	5,987
Reclassification for realized securities' (gains) and losses, net of taxes of ($0.98) million and $0.19 million for the quarter ended and ($0.98)million and $0.28 million for the six months ended, respectively	1,816	(356)	1,822	(525)
Total other comprehensive gain (loss), net of taxes	(47,777)	3,747	(55,691)	5,462
Comprehensive income	$673	$34,332	$30,105	$66,391
Net income attributable to common shareholders	$46,597	$30,472	$82,584	$60,786
Net income used in diluted EPS calculation	$46,597	$30,472	$82,584	$60,786
Weighted average number of common shares outstanding - basic	157,863	109,562	133,909	109,386
Weighted average number of common shares outstanding - diluted	157,982	109,562	133,969	109,386
Basic earnings per common share	$0.30	$0.28	$0.62	$0.56
Diluted earnings per common share	$0.29	$0.28	$0.62	$0.56
Dividend per common share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—		—	—	60,929	—	60,929
Other comprehensive income	—	—	—	—	5,462	—	—	5,462
Comprehensive income	—	—	—	—	5,462	60,929	—	66,391
Cash dividends - common stock ($0.32 per share)	—	—	—	—	—	(34,710)	—	(34,710)
Nonvested (restricted) shares granted (570,423 shares)	—	—	—	(14,079)	—	—	14,079	—
Restricted stock activity (180,558 shares)	—	—	—	966	—	—	(3,244)	(2,278)
Deferred compensation trust (62,252 increase in shares)	—	—	—	(90)	—	—	90	—
Share-based compensation	—	—	—	5,410	—	—	—	5,410
Other	—	—	—	49	—	—	—	49
Balance at June 30, 2012	$—	$127,937	$—	$472,138	$(18,425)	$1,157,422	$(138,257)	$1,600,815
Balance at December 31, 2012	$—	$127,937	—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—	—	—	—	85,796	—	85,796
Other comprehensive income	—	—	—	—	(55,692)	—	—	(55,692)
Comprehensive income	—	—	—	—	(55,692)	85,796	—	30,104
Cash dividends - preferred stock	—	—	—	—	—	(2,399)	—	(2,399)
Cash dividends - common stock ($0.32 per share)	—	—	—	—	—	(43,717)	—	(43,717)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (532,282 shares)	—	—	—	(19,094)	—	—	12,281	(6,813)
Restricted stock activity (193,830 shares)	—	—	—	894	—	—	(3,400)	(2,506)
Deferred compensation trust (144,923 increase in shares)	—	—	—	246	—	—	(246)	—
Share-based compensation	—	—	—	6,216	—	—	—	6,216
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a common stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance as of June 30, 2013	$100,000	$127,937	$3,000	$1,386,063	$(71,897)	$1,235,530	$(129,724)	$2,650,909

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
(In thousands)	2013	2012
(Unaudited)
Operating Activities
Net income	$85,796	$60,929
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	17,256	26,257
Provision (benefit) for deferred income taxes	(25,502)	1,671
Depreciation and amortization	14,029	11,532
Benefit attributable to FDIC loss share	7,858	11,117
Accretion of acquired loans	(108,676)	(42,211)
Accretion of income for lease financing	(1,808)	(1,409)
Amortization and accretion of investment securities, net
Available for sale	12,276	7,708
Held to maturity	3,223	124
Losses/(gains) on sales and calls of available-for-sale investment securities, net	2,803	(808)
Originations of loans held for sale	(309,247)	(399,140)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	316,750	414,385
Gains on sales of loans, net	(6,675)	(4,186)
Amortization of intangible assets	2,728	966
Recognition of stock compensation expense	6,216	5,410
Net decrease/(increase) in other assets	177,923	12,802
Net (decrease)/increase in other liabilities	(81,253)	(35,996)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	113,697	69,151
Investing Activities
Proceeds from sale of investment securities
Available for sale	2,179,728	161,078
Held to maturity	897	—
Proceeds from prepayments, calls, and maturities of investment securities
Available for sale	427,115	406,055
Held to maturity	73,810	22,140
Purchases of investment securities
Available for sale	(711,170)	(660,967)
Held to maturity	(1,263,297)	(66,120)
Other	(280)	(42)
Net increase in loans and leases, excluding loans acquired	301,319	(119,807)
Purchases of premises and equipment	(11,402)	(3,434)
Sales of premises and equipment	181	—
Cash received for acquisition, net of cash paid	189,009	—
NET CASH USED BY INVESTING ACTIVITIES	1,185,910	(261,097)
Financing Activities
Net increase in demand accounts	131,262	215,488
Net increase in savings and money market accounts	110,152	133,189
Net increase (decrease) in certificates and other time deposits	(157,872)	(164,445)
Net (decrease) increase in securities sold under agreements to repurchase	(374,659)	30,645
Proceeds from issuance of subordinated debt	249,924	—
Net increase (decrease) in wholesale borrowings	(654,866)	(25,327)
Net proceeds from issuance of preferred stock	96,550	—
Cash dividends - common	(43,717)	(34,710)
Cash dividends - preferred	(2,399)	—
Restricted stock activity	(2,506)	(2,278)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(648,131)	152,562
Increase (decrease) in cash and cash equivalents	651,476	(39,384)
Cash and cash equivalents at beginning of year	258,014	377,319
Cash and cash equivalents at end of year	$909,490	$337,935
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common stock issued in merger with Citizens	$925,272	$—
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	3,000
Cash paid during the year for:
Interest, net of amounts capitalized	$16,215	$17,442
Federal income taxes	$27,662	$26,939

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 416 banking offices in the Ohio, Michigan, Wisconsin, Illinois and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.    Summary of Significant Accounting Policies

Basis of Presentation - FirstMerit Corporation (the “Parent Company”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. (the “Bank”). The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., FMT, Inc., Citizens Funding Trust I and Citizens Michigan Statutory Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practices within the financial services industry.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of June 30, 2013 and 2012 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

As discussed in Note 2 (Business Combinations), on April 12, 2013 (the "Acquisition Date"), the Corporation completed the merger with Citizens Republic Bancorp, Inc. ("Citizens"), a Michigan corporation.
As part of the merger with Citizens, the Corporation now has two active wholly owned trusts that were formed for the purpose of issuing securities and qualify as regulatory capital. Accordingly, the Corporation made a determination as to whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity to determine if it is a variable interest entity (“VIE”). A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. An entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both. VIE treatment is considered for entities in which the total equity

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

The two active wholly owned trusts acquired from the merger with Citizens are considered VIEs primarily due to the fact that the Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued separate offerings of trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amount outstanding, respectively, as of June 30, 2013. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, now assumed by the Corporation. These junior subordinated deferrable interest debentures are the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Comprehensive Income. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs.

There have been no other significant changes to the Corporation’s accounting policies as disclosed in the 2012 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

Recently Adopted and Issued Accounting Standards

FASB ASU 2013-11, Preparation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This accounting standard update is expected to reduce diversity in practice by providing guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward, with certain exceptions related to availability. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Corporation does not expect this accounting update to have a material impact on its consolidated financial statements.

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

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends the guidance in ASC 210, Balance Sheet, to require an entity to disclose information about offsetting and related arrangements to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. ASU 2011-11 did not have a significant impact on the corporations derivatives, repurchase agreements and securities lending and borrowing transactions on the consolidated financial statements. The newly required disclosures are incorporated into Note 9 (Derivatives and Hedging Activities).

2.     Business Combinations

The Corporation completed the merger with Citizens, a Michigan corporation with approximately $9.6 billion in assets and 219 branches, in the quarter ended June 30, 2013. This acquisition creates a contiguous Midwest banking franchise by expanding the Corporation's foot print into Michigan and Wisconsin and creates opportunities for the Corporation to better serve its clients and grow shareholder value. The results of operations acquired in the Citizens transaction have been included in the Corporation's financial results since April 13, 2013. All of Citizens common stock was converted into the right to receive 1.37 shares of the Corporation's common stock. The conversion of Citizens' common stock into the Corporation's common stock resulted in the Corporation issuing 55,468,283 shares of its common stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300.0 million of Citizens TARP preferred stock plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023, and $100 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit common stock.

The Citizens transaction was accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Per the applicable accounting guidance for business combinations, these fair

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

Preliminary goodwill of $274.3 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the two companies. As of June 30, 2013, the preliminary goodwill remains unallocated to the Corporation’s reporting units due to the short time between the Acquisition Date and the end of the second quarter of 2013. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Corporation's subsequent income tax filings.
These carryovers were comprised of deferred tax assets (“DTA”) of $312.9 million and deferred tax liabilities (“DTL”) of $51.3 million for a net DTA carryover of $261.6 million. This net DTA includes $224.7 million of net operating loss and tax credit carryovers. The carryover of these tax attributes is subject to limitation as to the tax period in which they can be used to reduce future tax payments. The amounts recorded are expected to be substantially used by 2016, however, some will continue to carryover until 2032. These tax attribute benefits will also be subject to regulatory capital adjustments until fully utilized. An additional net DTA of $83.2 million was established on the Acquisition Date as a result of the purchase accounting fair market value adjustments resulting in a total net DTA on the Acquisition Date of $344.8 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table provides the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Acquisition Date based on additional information obtained by Management that existed as of the Acquisition Date.

Purchase Price (in thousands, except share data):
FirstMerit common stock shares issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's common stock on April 12, 2013			$16.68
Consideration from common stock conversion (1.37 ratio)			$925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643
Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment Securities	3,202,577
Loans	4,624,292
Premises and equipment	138,766
Intangible assets	84,774	1
Accrued interest receivable and other assets	678,910
Total assets	$9,273,699
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	78,816
Total liabilities	$8,264,394
Net identifiable assets acquired			1,009,305
Goodwill			$274,338

1 - Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful life for which the core deposit intangible and the trust relationships are being amortized over is 15 and 12 years, respectively.

The operating results of the Corporation for the quarter ended June 30, 2013 include the operating results of the acquired assets and assumed liabilities for the 79 days subsequent to the Acquisition Date. The operations of the Wisconsin and Michigan geographic area, which primarily includes the acquired operations of Citizens, provided approximately $80.3 million in interest income, and approximately $20.8 million in net income for the period from the Acquisition Date to June 30, 2013. These amounts are included in the Corporation's consolidated financial statements as of and for the three and six month periods ending June 30, 2013. Citizens' results of operations prior to the Acquisition Date are not included in the Corporation's consolidated statements of comprehensive income.

Merger related charges of $29.3 million and $32.9 million were recorded in the consolidated statement of comprehensive income for the three and six months ended June 30, 2013, respectively, and include incremental costs to integrate the operations of the Corporation and Citizens. Such expenses were for professional services, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, retention and severance and incentive compensation costs, travel costs, and printing, supplies and other costs. All Citizens' systems are expected to be converted to the Corporation's by the

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

end of 2013. The related fees associated with the conversion of these systems and integration of operations will be incurred over the remainder of 2013.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2013 and 2012, as if the acquisition had occurred January 1 of each year. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan marks, which makes up the vast majority of the adjustments, followed by intangible assets amortization, investment securities amortization, fixed assets depreciation and deposit accretion. In addition, the $32.9 million in merger expenses previously discussed are included in each year. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total revenue, net of interest expense	$335,796	$325,041	$643,052	$640,615
Net income	73,972	367,035	153,487	450,094
Note: 2012 net income includes approximately $276.8 million of tax benefits as a result of Citizens restoration of its deferred tax asset.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with U.S. GAAP, there was no carry-over of Citizens previously established allowance for loan losses.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC 310-20 (acquired non-impaired). In addition, the loans are further categorized into different loan pools per loan types.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The provisional fair value of loans at the Acquisition Date are presented in the following table:

	Acquired Impaired	Acquired Non-impaired	Acquired Loans Total
Commercial
C&I	$62,018	$1,698,758	$1,760,776
CRE	377,967	359,080	737,047
Construction	13,399	18,519	31,918
Total commercial	453,384	2,076,357	2,529,741
Consumer
Residential mortgages	233,005	279,735	512,740
Installment	54,377	1,165,235	1,219,612
Home equity lines	32,035	330,164	362,199
Total consumer	319,417	1,775,134	2,094,551
Total	$772,801	$3,851,491	$4,624,292

The following table presents the acquired impaired and non-impaired loans receivable at the Acquisition Date:

	Accretable Yield as of April 12, 2013
	Acquired Impaired	Acquired Non-impaired	Acquired Loans Total
Contractual required payments receivable	$1,023,481	$4,078,355	$5,101,836
Nonaccretable difference	(121,719)	—	(121,719)
Expected cash flows	901,762	4,078,355	4,980,117
Accretable yield	(128,961)	(226,864)	(355,825)
Carrying balance	$772,801	$3,851,491	$4,624,292

The fair value of the acquired non-impaired loans at the Acquisition Date, was $3.9 billion. The gross contractually required principal and interest payments receivable for acquired non-impaired loans was $4.1 billion. The estimate of contractual cash flows not expected to be collected is $121.7 million.

The fair value of the investment securities acquired was approximately $3.2 billion. Management's strategy to reduce prepayment and credit risk of the acquired investment securities portfolio resulted in the sale of approximately $2.2 billion in agency mortgage backed securities ("MBS"), agency collateralized mortgage obligations ("CMO"), municipal securities and private label MBS investments subsequent to the close of the acquisition. Throughout the remainder of the second quarter of 2013, Management repurchased approximately $1.5 billion of agency MBS and CMO securities in accordance with the Corporation's investment polices.

As part of the merger, the Corporation assumed Citizens' Federal Home Loan Bank ("FHLB") advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of approximately $591.9 million in principal and approximately $60.6 million in prepayment penalty. The two retained FHLB advances total $60.0 million and approximately $5.6 million in prepayment penalty as of June 30, 2013 and have fixed rates of 3.29% and 3.39% and mature on May 16, 2016. FHLB advances are reflected in the line item "Federal funds purchased and securities sold under agreements to repurchase" on the Consolidated Balance Sheets.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The Corporation also assumed obligations under junior subordinated debentures at fair value in the amount of $74.5 million, payable to two unconsolidated trusts that issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. The variable interest rate junior subordinated debenture has a maturity date of June 26, 2033 and bears interest at an annual rate equal to the three-month LIBOR plus 3.10% and adjusts on a quarterly basis not to exceed 11.75%. The junior subordinated debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the junior subordinated debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital, however, a final rule on Basel III, which becomes effective in January 2014, phases out trust preferred securities from qualifying as Tier 1 Capital beginning January 1, 2015 with complete elimination by January 1, 2016. The fixed 7.50% interest rate junior subordinated debenture has a maturity date of September 15, 2066 and is listed on the New York Stock Exchange (NYSE symbol CTZ-PA). Interest is payable quarterly in arrears and became callable on September 15, 2011.

The Corporation also assumed long-term repurchase agreements with a fair value amount of $115.0 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, all of these these long-term repurchase agreements were terminated.

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

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$272,254	$9,207	$(3,527)	$277,934
Residential mortgage-backed securities:
U.S. government agencies	1,058,323	27,797	(10,192)	1,075,928
Commercial mortgage-backed securities:
U.S. government agencies	58,609	29	(2,141)	56,497
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,586,576	7,272	(27,120)	1,566,728
Non-agency	10	—	—	10
Commercial collateralized mortgage-backed securities:
U.S. government agencies	108,000	533	(1,965)	106,568
Asset-backed securities:
Collateralized loan obligations	159,916	—	(1,821)	158,095
Corporate debt securities	61,569	—	(10,431)	51,138
Total debt securities	3,305,257	44,838	(57,197)	3,292,898
Equity Securities
Marketable equity securities	3,213	—	—	3,213
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,494	—	—	6,494
Total securities available for sale	$3,311,751	$44,838	$(57,197)	$3,299,392
Securities held-to-maturity
Debt securities
U.S. treasuries	$4,999	$—	$—	$4,999
U.S. government agency debentures	25,000	—	(1,193)	23,807
U.S. states and political subdivisions	436,860	3,878	(9,041)	431,697
Residential mortgage-backed securities:
U.S. government agencies	253,839	—	(8,051)	245,788
Commercial mortgage-backed securities:
U.S. government agencies	50,352	—	(619)	49,733
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,510,374	67	(41,674)	1,468,767
Commercial collateralized mortgage-backed securities:
U.S. government agencies	175,384	—	(7,285)	168,099
Corporate debt securities	95,052	132	(1,003)	94,181
Total securities held to maturity	$2,551,860	$4,077	$(68,866)	$2,487,071

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$35,224	$73	$—	$35,297
U.S. states and political subdivisions	249,410	15,914	(200)	265,124
Residential mortgage-backed securities:
U.S. government agencies	1,326,601	56,212	—	1,382,813
Commercial mortgage-backed securities:
U.S. government agencies	37,868	580	(20)	38,428
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,258,742	18,962	(326)	1,277,378
Non-agency	13	—	—	13
Commercial collateralized mortgage-backed securities:
U.S. government agencies	66,806	1,739	—	68,545
Corporate debt securities	157,434	1,555	(13,562)	145,427
Total debt securities	3,132,098	95,035	(14,108)	3,213,025
Marketable equity securities	3,340	—	—	3,340
Total securities available for sale	$3,135,438	$95,035	$(14,108)	$3,216,365
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$253,161	$3,033	$(119)	$256,075
Commercial mortgage-backed securities:
U.S. government agencies	5,113	—	(29)	5,084
Commercial collateralized mortgage-backed securities:
U.S. government agencies	93,947	61	(47)	93,961
Total securities held to maturity	$352,221	$3,094	$(195)	$355,120

Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheets.

	June 30, 2013	December 31, 2012	June 30, 2012
FRB stock	$52,477	$21,045	$21,045
FHLB stock	214,586	119,145	119,145
Other	502	527	552
Total other investments	$267,565	$140,717	$140,742

FRB and FHLB stock are classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $2.7 billion, $1.6 billion and $1.9 billion at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds	$2,154,949	$66,213	$2,180,624	$161,077

Realized gains	$3,786	$548	$3,786	$808
Realized losses	(6,580)	—	(6,589)	—
Net securities (losses)/gains	$(2,794)	$548	$(2,803)	$808

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	June 30, 2013
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$61,933	$(3,527)	106	$—	$—	—	$61,933	$(3,527)
Residential mortgage-backed securities:
U.S. government agencies	331,857	(10,191)	23	—	—	—	331,857	(10,191)
Commercial mortgage-backed securities:
U.S. government agencies	51,378	(2,141)	7	—	—	—	51,378	(2,141)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,070,624	(27,120)	64	—	—	—	1,070,624	(27,120)
Commercial collateralized mortgage-backed securities:
U.S. Government agencies	42,537	(1,965)	6	—	—	—	42,537	(1,965)
Collateralized loan obligations:
Non-agency	74,779	(1,822)	14	—	—	—	74,779	(1,822)
Corporate debt securities	—	—	—	51,138	(10,431)	8	51,138	(10,431)
Total available-for-sale securities	$1,633,108	$(46,766)	220	$51,138	$(10,431)	8	$1,684,246	$(57,197)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,807	$(1,193)	1	$—	$—	—	$23,807	$(1,193)
U.S. states and political subdivisions	228,098	(9,041)	362	—	—	—	228,098	(9,041)
Residential mortgage-backed securities:
U.S. government agencies	225,681	(8,051)	11	—	—	—	225,681	(8,051)
Commercial mortgage-backed securities:
U.S. government agencies	39,697	(619)	7	—	—	—	39,697	(619)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,451,813	(41,674)	65	—	—	—	1,451,813	(41,674)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	150,223	(7,285)	14	—	—	—	150,223	(7,285)
Corporate debt securities	72,017	(1,003)	25	—	—	—	72,017	(1,003)
Total held-to-maturity securities	$2,191,336	$(68,866)	485	$—	$—	—	$2,191,336	$(68,866)

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$14,110	$(229)	24	$—	$—	—	$14,110	$(229)
Residential mortgage-backed securities:
U.S. government agencies	14	—	1	13	—	1	27	—
Commercial mortgage-backed securities:
U.S. government agencies	31,237	(406)	3	—	—	—	31,237	(406)
Residential collateralized mortgage-backed securities:
U.S. government agencies	133,008	(258)	9	389	(2)	1	133,397	(260)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	35,316	(138)	4	—	—	—	35,316	(138)
Corporate debt securities	—	—	—	49,652	(11,889)	8	49,652	(11,889)
Total available-for-sale securities	$213,685	$(1,031)	41	$50,056	$(11,891)	11	$263,741	$(12,922)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$6,543	$(70)	12	$—	$—	—	$6,543	$(70)
Residential collateralized mortgage-backed securities:
U.S. government agencies	17,413	(16)	1	—	—	—	17,413	(16)
Total held-to-maturity securities	$23,956	$(86)	13	$—	$—	—	$23,956	$(86)

	June 30, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$15,742	$(200)	28	$—	$—	—	$15,742	$(200)
Residential mortgage-backed securities:
U.S. government agencies	30	—	2	—	—	—	30	—
Commercial mortgage-backed securities:
U.S. government agencies	5,137	(20)	1	—	—	—	5,137	(20)
Residential collateralized mortgage-backed securities:
U.S. government agencies	88,482	(326)	9	—	—	—	88,482	(326)
Non-agency	—	—	—	2	—	1	2	—
Corporate debt securities	21,359	(133)	6	48,085	(13,429)	8	69,444	(13,562)
Total available-for-sale securities	$130,750	$(679)	46	$48,087	$(13,429)	9	$178,837	$(14,108)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$53,450	$(119)	74	$—	$—	—	$53,450	$(119)
Commercial mortgage-backed securities:							—	—
U.S. government agencies	5,084	(29)	1	—	—	—	5,084	(29)
Commercial collateralized mortgage-backed securities:							—	—
U.S. government agencies	41,494	(47)	4	—	—	—	41,494	(47)
Total held-to-maturity securities	$100,028	$(195)	79	$—	$—	—	$100,028	$(195)

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

Management does not believe that the investment securities that were in an unrealized loss position as of June 30, 2013 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2013. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$16,178	$3,011	$17,460	$13,062	$—	$—	$7,538	$—	$57,249	4.06%
Over one year through five years	—	—	50,151	747,924	—	1,198,392	10	78,705	11,568	—	2,086,750	2.32%
Over five years through ten years	—	—	175,056	324,993	39,037	355,274	—	27,863	138,989	—	1,061,212	2.44%
Over ten years	—	—	36,549	—	—	—	—	—	—	51,138	87,687	2.17%
Fair Value	$—	$—	$277,934	$1,075,928	$56,497	$1,566,728	$10	$106,568	$158,095	$51,138	$3,292,898	2.38%
Amortized Cost	$—	$—	$272,254	$1,058,323	$58,609	$1,586,576	$10	$108,000	$159,916	$61,569	$3,305,257
Weighted-Average Yield			4.95%	2.74%	2.11%	1.81%	3.84%	1.81%	2.33%	0.99%	2.38%
Weighted-Average Maturity			7.19	4.12	4.42	4.22	1.52	4.51	6.44	14.31	4.74

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$51,941	$—	$—	$—	$—	$—	$—	$—	$51,941	3.50%
Over one year through five years	—	4,999	42,404	88,609	5,054	1,041,822	—	61,831	—	65,397	1,310,116	1.56%
Over five years through ten years	23,807	—	144,676	157,179	44,679	426,945	—	106,268	—	28,784	932,338	0.20%
Over ten years	—	—	192,676	—	—	—	—	—	—	—	192,676	3.47%
Fair Value	$23,807	$4,999	$431,697	$245,788	$49,733	$1,468,767	$—	$168,099	$—	$94,181	$2,487,071	1.91%
Amortized Cost	$25,000	$4,999	$436,860	$253,839	$50,352	$1,510,374	$—	$175,384	$—	$95,052	$2,551,860
Weighted-Average Yield	1.43%	0.62%	3.29%	1.41%	1.47%	1.51%		2.95%		2.22%	1.91%
Weighted-Average Maturity	6.33	1.58	11.60	4.96	5.97	4.70		6.29		4.54	5.73

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

4.     Loans

    Loans outstanding as of June 30, 2013, December 31, 2012 and June 30, 2012, net of unearned income, consisted of the following:

	June 30, 2013	December 31, 2012	June 30, 2012
Originated loans (a):
Commercial	$5,997,812	$5,866,489	$5,404,971
Residential mortgage	462,427	445,211	438,147
Installment	1,496,663	1,328,258	1,262,877
Home equity	845,051	806,078	766,840
Credit cards	142,319	146,387	142,586
Leases	188,353	139,236	84,507
Total originated loans (a)	9,132,625	8,731,659	8,099,928
Allowance for originated loan losses	(98,645)	(98,942)	(103,849)
Net originated loans	$9,033,980	$8,632,717	$7,996,079
Acquired loans:
Commercial	$2,275,243	$—	$—
Residential mortgage	440,394	—	—
Installment	1,221,060	—	—
Home equity	322,195	—	—
Total acquired loans	4,258,892	—	—
Allowance for acquired loan losses	—	—	—
Net acquired loans	$4,258,892	$—	$—
Covered loans:
Commercial	505,706	718,437	915,038
Residential mortgage	56,056	61,540	65,772
Installment	7,794	8,189	8,835
Home equity	106,970	117,225	129,628
Indemnification asset	83,910	113,734	152,615
Total covered loans	760,436	1,019,125	1,271,888
Allowance for covered loan losses	(49,069)	(43,255)	(42,606)
Net covered loans	$711,367	$975,870	$1,229,282
Total loans:
Commercial	$8,778,761	$6,584,926	$6,320,009
Residential mortgage	958,877	506,751	503,919
Installment	2,725,517	1,336,447	1,271,712
Home equity	1,274,216	923,303	896,468
Credit cards	142,319	146,387	142,586
Leases	188,353	139,236	84,507
Indemnification asset	83,910	113,734	152,615
Total loans	14,151,953	9,750,784	9,371,816
Total allowance for loan losses	(147,714)	(142,197)	(146,455)
Total Net loans	$14,004,239	$9,608,587	$9,225,361
(a) Includes acquired FirstBank loans of $52.9 million, $54.2 million, $67.9 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance for loan losses, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $6.7 million, $6.5 million and $6.6 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition (See Note 2 (Business Combinations) for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“non-impaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration at origination and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting. The outstanding balance, including contractual principal, interest, fees and penalties, of all acquired loans was $4.3 billion as of June 30, 2013.

The following table presents the provisional fair value of loans acquired from Citizens as of the Acquisition Date:

	Acquired Impaired	Acquired Non-Impaired	Acquired Loans Total
Commercial
C&I	$62,018	$1,698,758	$1,760,776
CRE	377,967	359,080	737,047
Construction	13,399	18,519	31,918
Total commercial	453,384	2,076,357	2,529,741
Consumer
Residential mortgages	233,005	279,735	512,740
Installment	54,377	1,165,235	1,219,612
Home equity lines	32,035	330,164	362,199
Total consumer	319,417	1,775,134	2,094,551
Total	$772,801	$3,851,491	$4,624,292

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table presents the acquired impaired and non-impaired loans receivable at the Acquisition Date:

	Acquired Impaired	Acquired Non-Impaired	Acquired Loans Total
Contractual required payments receivable	$1,023,481	$4,078,355	$5,101,836
Nonaccretable difference	(121,719)	—	(121,719)
Expected cash flows	901,762	4,078,355	4,980,117
Accretable yield	(128,961)	(226,864)	(355,825)
Carrying balance	$772,801	$3,851,491	$4,624,292

The fair value estimates for acquired loans is based on expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. In determining the Acquisition Date fair value of acquired impaired loans, and in subsequent accounting, the Corporation aggregates purchased consumer loans and commercial loans into pools of loans with common risk characteristics.

The difference between the fair value of a non-impaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Non-impaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

The excess of an acquired impaired loan's contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess of cash flows expected to be collected over the carrying amount of the acquired impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired impaired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

Over the life of acquired impaired loans, the Corporation evaluates the remaining contractual required payments receivable and estimates cash flows expected to be collected. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period's estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the allowance for loan losses.

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance for loan losses and are accounted for as acquired impaired loans as described above. A loss share receivable was recorded at the Acquisition Date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. The loss share receivable continues to be measured on the same basis as the related covered loans. Deterioration in the credit quality of the covered loans (recorded as an adjustment to the covered allowance for loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of comprehensive income. Increases in the credit quality or cash flows of covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Upon the determination of an incurred loss the loss share receivable will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in accrued interest receivable and other assets on the consolidated balance sheet until cash is received from the FDIC.

Changes in the loss share receivable associated with covered loans for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$95,593	$171,136	$113,734	$205,664
Accretion	(5,998)	(8,877)	(14,101)	(18,534)
Increase due to impairment	2,319	6,218	7,858	11,117
FDIC reimbursement	(5,397)	(10,651)	(15,947)	(38,081)
Covered loans paid in full	(2,607)	(5,211)	(7,634)	(7,551)
Balance at end of the period	$83,910	$152,615	$83,910	$152,615

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Acquired and Covered Impaired Loans

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three months ended June 30, 2013:

Acquired Impaired Loans	Three Months Ended
	June 30, 2013
	Accretable Yield	Carrying Amount of loans
Balance at beginning of period	$—	$—
Additions	128,961	772,801
Accretion	(8,560)	8,560
Net reclassifications from non-accretable to accretable	—	—
Payments received, net	(4,107)	(72,229)
Disposals	—	—
Balance at end of period	$116,294	$709,132

A reconciliation of the contractual required payments receivable to the carrying amount of the acquired impaired loans as of June 30, 2013 is as follows:

Acquired Impaired Loans	June 30, 2013
Contractual required payments receivable	$850,330
Nonaccretable difference	(24,904)
Expected cash flows	825,426
Accretable yield	(116,294)
Carrying balance	$709,132

Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Covered Impaired Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$102,130	$656,670	$161,292	$1,043,519	$113,288	$762,386	$176,736	$1,128,978
Accretion	(17,757)	17,757	(25,405)	25,405	(37,271)	37,271	(51,847)	51,847
Net reclassifications from non-accretable to accretable	5,413	—	12,993	—	15,982	—	24,806	—
Payments received, net	—	(137,170)	—	(104,610)	—	(262,400)	—	(216,511)
Disposals	(8,027)	—	(1,304)	—	(10,241)	—	(2,119)	—
Balance at end of period	$81,758	$537,257	$147,576	$964,314	$81,758	$537,257	$147,576	$964,314

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A reconciliation of the contractual required payments receivable to the carrying amount of covered impaired loans as of June 30, 2013 and 2012 is as follows:

Covered Impaired Loans	June 30, 2013	June 30, 2012
Contractual required payments receivable	$915,421	$1,413,526
Nonaccretable difference	(296,406)	(301,636)
Expected cash flows	619,015	1,111,890
Accretable yield	(81,758)	(147,576)
Carrying balance	$537,257	$964,314

The most recent quarterly evaluation of the remaining contractual required payments receivable and cash flows expected to be collected resulted in a decline in cash flow expectations of certain pools of loans and improvements in cash flow expectations in other loans and pools of loans. The decline in cash flow expectations was the result of deteriorations in risk ratings, declines in the underlying value of collateral dependent loans and actual cash flows received lower than originally expected. The improvement in cash flow expectations was the result of positive changes in risk ratings, improvements in the underlying value of collateral dependent loans and actual cash flows received higher than expected. There were no significant changes from prior periods to key assumptions used in the most recent quarterly evaluation of cash flows expected to be collected.

The decline in expected cash flows resulted in a provision for covered loan losses of $6.5 million for the three months ended June 30, 2013 compared to a provision of $9.6 million for the three months ended June 30, 2012. Provision for covered loan losses for the six months ended June 30, 2013 was $16.2 million compared to $20.5 million for the six months ended June 30, 2012. The provision for covered loan losses was partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. (See Note 5 (Allowance for Loan losses) for further information.)

The increase in cash flows resulted in the reclassification from nonaccretable difference to accretable yield of $5.4 million during the three months ended June 30, 2013 compared to a reclassification of $13.0 million in the three months ended June 30, 2012. Reclassifications to accretable yield were $16.0 million during the six months ended June 30, 2013 and $24.8 million during the six months ended June 30, 2012. Reclassifications result in yield adjustments on loans and pools on a prospective basis to interest income. Improved cash flows expectations for loans or pools that were impaired during prior periods were recorded first as a recapture of any previously recorded impairment and then as an increase in the prospective yield. Additionally, the loss share receivable was also reduced by the guaranteed portion of the additional cash flows expected to be received, resulting in a corresponding reduction in the prospective yield of the remaining loss share receivable.
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
Generally loans, except for certain commercial, credit card and mortgage loans, and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management's opinion, are fully secured. Credit card loans on which payments are past due

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

for 120 days are placed on nonaccrual status. Acquired and covered impaired loans are considered to be accruing and performing even though collection of contractual payments may be in doubt because income is accreted on the loan or loan pool.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of June 30, 2013
Originated Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$732	$587	$3,537	$4,856	$3,473,334	$3,478,190	$10	$9,834
CRE	7,950	2,413	11,584	21,947	2,192,910	2,214,857	1,602	18,954
Construction	523	537	430	1,490	303,275	304,765	348	147
Leases	—	—	—	—	188,353	188,353	—	—
Consumer
Installment	9,141	3,080	5,021	17,242	1,479,421	1,496,663	4,184	4,146
Home Equity Lines	1,080	1,048	1,122	3,250	841,801	845,051	710	1,841
Credit Cards	817	350	783	1,950	140,369	142,319	423	433
Residential Mortgages	13,378	3,733	7,138	24,249	438,178	462,427	4,483	10,108
Total	$33,621	$11,748	$29,615	$74,984	$9,057,641	$9,132,625	$11,760	$45,463
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing ( c )	Loans ( c )
Commercial
C&I	$607	$85	$1,914	$2,606	$1,157,738	$1,160,344	$—	$2,245
CRE	6,731	6,875	24,775	38,381	1,059,743	1,098,124	—	494
Construction	—	—	724	724	16,051	16,775	724	—
Consumer
Installment	11,576	2,440	2,252	16,268	1,204,792	1,221,060	151	715
Home Equity Lines	4,785	1,579	2,404	8,768	313,427	322,195	—	5,396
Residential Mortgages	14,460	4,036	7,591	26,087	414,307	440,394	45	77
Total	$38,159	$15,015	$39,660	$92,834	$4,166,058	$4,258,892	$920	$8,927
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$4,451	$497	$13,693	$18,641	$67,290	$85,931	n/a	n/a
CRE	5,751	10,666	145,368	161,785	220,306	382,091	n/a	n/a
Construction	1,308	—	32,183	33,491	4,194	37,685	n/a	n/a
Consumer
Installment	17	54	—	71	7,723	7,794	n/a	n/a
Home Equity Lines	1,027	153	1,834	3,014	103,955	106,969	n/a	n/a
Residential Mortgages	8,760	1,538	8,090	18,388	37,668	56,056	n/a	n/a
Total	$21,314	$12,908	$201,168	$235,390	$441,136	$676,526	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.1 million of loans guaranteed by the U.S. government as of June 30, 2013.
(b) Excludes loss share receivable of $83.9 million as of June 30, 2013.
(c) Acquired and covered impaired loans were not classified as nonperforming assets at June 30, 2013 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012
Originated Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$3,814	$1,986	$3,571	$9,371	$3,297,155	$3,306,526	$104	$5,255
CRE	4,181	4,530	11,535	20,246	2,204,170	2,224,416	382	15,780
Construction	981	—	597	1,578	333,969	335,547	—	731
Leases	6	—	—	6	139,230	139,236	—	—
Consumer
Installment	11,722	3,193	5,639	20,554	1,307,704	1,328,258	4,942	2,914
Home Equity Lines	1,584	880	1,227	3,691	802,387	806,078	475	1,557
Credit Cards	969	558	954	2,481	143,906	146,387	438	598
Residential Mortgages	13,291	2,488	5,231	21,010	424,201	445,211	3,076	9,852
Total	$36,548	$13,635	$28,754	$78,937	$8,652,722	$8,731,659	$9,417	$36,687

Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$931	$981	$24,111	$26,023	$102,486	$128,509	n/a	n/a
CRE	4,130	15,019	172,444	191,593	348,002	539,595	n/a	n/a
Construction	589	7,925	34,314	42,828	7,505	50,333	n/a	n/a
Consumer
Installment	1	65	21	87	8,102	8,189	n/a	n/a
Home Equity Lines	1,528	654	2,211	4,393	112,832	117,225	n/a	n/a
Residential Mortgages	10,005	442	7,763	18,210	43,330	61,540	n/a	n/a
Total	$17,184	$25,086	$240,864	$283,134	$622,257	$905,391	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.4 million of loans guaranteed by the U.S. government as of December 31, 2012.
(b) Excludes loss share receivable of $113.7 million as of December 31, 2012.
(c) Covered impaired loans were not classified as nonperforming assets at December 31, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered impaired loans. These asset quality disclosures are, therefore, not applicable to covered impaired loans.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of June 30, 2012
Originated Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$2,688	$291	$3,335	$6,314	$2,974,688	$2,981,002	$—	$11,188
CRE	9,867	1,338	15,480	26,685	2,098,075	2,124,760	460	25,399
Construction	646	—	1,653	2,299	296,910	299,209	—	1,794
Leases	—	—	—	—	84,507	84,507	—	—
Consumer
Installment	8,338	2,889	4,738	15,965	1,246,912	1,262,877	4,384	355
Home Equity Lines	1,815	772	1,014	3,601	763,239	766,840	1	1,088
Credit Cards	783	517	772	2,072	140,514	142,586	289	502
Residential Mortgages	10,561	4,531	7,856	22,948	415,199	438,147	1,411	6,361
Total	$34,698	$10,338	$34,848	$79,884	$8,020,044	$8,099,928	$6,545	$46,687

Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$3,299	$1,454	$25,146	$29,899	$137,089	$166,988	n/a	n/a
CRE	17,443	24,079	161,282	202,804	471,487	674,291	n/a	n/a
Construction	—	1,034	49,501	50,535	23,224	73,759	n/a	n/a
Consumer
Installment	—	615	22	637	8,198	8,835	n/a	n/a
Home Equity Lines	1,690	643	1,314	3,647	125,981	129,628	n/a	n/a
Residential Mortgages	11,452	1,571	9,509	22,532	43,240	65,772	n/a	n/a
Total	$33,884	$29,396	$246,774	$310,054	$809,219	$1,119,273	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.5 million of loans guaranteed by the U.S. government as of June 30, 2012.
(b) Excludes loss share receivable of $152.6 million as of June 30, 2012.
(c) Covered impaired loans were not classified as nonperforming assets at June 30, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered impaired loans. These asset quality disclosures are, therefore, not applicable to covered impaired loans.

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of June 30, 2013

Originated Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$40,185	$1,250	$—	$12,815
Grade 2	124,748	3,859	—	709
Grade 3	721,517	297,052	19,119	36,743
Grade 4	2,483,972	1,826,543	282,034	134,834
Grade 5	41,698	32,705	1,363	3,042
Grade 6	66,070	53,448	2,249	210
Grade 7	—	—	—	—
Total	$3,478,190	$2,214,857	$304,765	$188,353

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	107	—	—	—
Grade 3	24,511	28,509	—	—
Grade 4	1,050,350	848,214	15,558	—
Grade 5	58,399	125,154	1,217	—
Grade 6	26,977	96,247	—	—
Grade 7	—	—	—	—
Total	$1,160,344	$1,098,124	$16,775	$—

Covered Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,001	—	—	—
Grade 3	—	—	—	—
Grade 4	44,148	131,889	556	—
Grade 5	661	24,255	1,364	—
Grade 6	38,065	224,533	33,856	—
Grade 7	2,056	1,414	1,909	—
Total	$85,931	$382,091	$37,685	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012

Originated Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$42,211	$—	$—	$13,119
Grade 2	114,480	3,138	—	179
Grade 3	661,692	254,749	17,652	20,042
Grade 4	2,408,669	1,845,686	311,271	104,037
Grade 5	44,969	53,675	3,057	1,561
Grade 6	34,505	67,168	3,567	298
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$3,306,526	$2,224,416	$335,547	$139,236

Covered Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,526	—	—	—
Grade 3	—	—	—	—
Grade 4	73,480	214,987	476	—
Grade 5	3,215	30,708	1,331	—
Grade 6	47,468	292,158	45,838	—
Grade 7	2,820	1,742	2,688	—
Grade 8	—	—	—	—
Total	$128,509	$539,595	$50,333	$—

As of June 30, 2012

Originated Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$41,042	$—	$—	$13,141
Grade 2	94,362	3,432	—	114
Grade 3	562,886	313,337	19,800	9,372
Grade 4	2,150,162	1,647,565	268,496	61,522
Grade 5	53,427	67,758	3,885	—
Grade 6	79,123	92,668	7,028	358
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$2,981,002	$2,124,760	$299,209	$84,507

Covered Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$36	$—	$—	$—
Grade 2	2,090	—	—	—
Grade 3	90	473	—	—
Grade 4	96,675	270,278	491	—
Grade 5	6,768	51,807	595	—
Grade 6	52,396	346,058	69,851	—
Grade 7	8,933	5,675	2,822	—
Total	$166,988	$674,291	$73,759	$—

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

The allowance for loan losses is Management's estimate of the amount of probable credit losses inherent in a loan portfolio at the balance sheet date. The following describes the distinctions in methodology used to estimate the allowance for loan losses of originated, acquired and covered loan portfolios as well as certain significant accounting policies relevant to each category.

Originated Allowance for Loan Losses

Management estimates credit losses based on originated individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio's collectability characteristics not captured by historical loss data.

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

Acquired Allowance for Loan Losses

An allowance for loan losses for non-impaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each non-impaired acquired loan is compared to the remaining fair value discount for that loan. If the allowance is greater, the excess is added to the allowance through a provision for loan losses. If the allowance is less, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan. Once the discount is fully depleted, losses are applied against the allowance established for that loan.

Management reforecasts the estimate of cash flows expected to be collected on each acquired impaired loan pool on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

In accordance with purchase accounting, the Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior allowance for loan losses was eliminated. No allowance for loan losses was necessary on these acquired loans as of June 30, 2013.

Covered Allowance for Loan Losses

The allowance for loan losses on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC.

The following tables show activity in the originated allowance for loan losses, by portfolio segment for the three and six months ended June 30, 2013 and 2012, as well as the corresponding recorded investment in originated loans at the end of the period:

As of June 30, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$40,427	$18,399	$2,741	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843
Charge-offs	(2,000)	(750)	—	(1,237)	(3,612)	(1,497)	(1,459)	(414)	(10,969)
Recoveries	3,528	203	31	—	2,739	599	469	51	7,620
Provision for loan losses	3,212	(1,029)	(728)	1,017	447	(404)	1,209	(573)	3,151
Allowance for originated loan losses, ending balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645
Six Months Ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(4,103)	(803)	(516)	(1,237)	(8,206)	(3,334)	(2,862)	(684)	(21,745)
Recoveries	4,583	335	89	89	5,235	1,082	982	94	12,489
Provision for loan losses	8,478	(2,835)	(1,350)	1,418	542	1,794	1,784	(872)	8,959
Allowance for originated loan losses, ending balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,169	$1,010	$—	$—	$557	$197	$255	$1,280	$6,468
Collectively evaluated for impairment	41,998	15,813	2,044	909	8,168	13,069	7,033	3,143	92,177
Total ending allowance for originated loan losses balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645
Originated loans:
Originated loans individually evaluated for impairment	$9,439	$24,400	$1,005	$—	$30,140	$6,819	$1,262	$23,221	$96,286
Originated loans collectively evaluated for impairment	3,468,751	2,190,457	303,760	188,353	1,466,523	838,232	141,057	439,206	9,036,339
Total ending originated loan balance	$3,478,190	$2,214,857	$304,765	$188,353	$1,496,663	$845,051	$142,319	$462,427	$9,132,625

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of June 30, 2012
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$37,172	$27,778	$5,124	$334	$14,753	$6,269	$6,520	$5,899	$103,849
Charge-offs	(4,841)	(2,100)	—	—	(3,696)	(1,854)	(1,645)	(878)	(15,014)
Recoveries	1,362	564	40	1	3,019	741	465	56	6,248
Provision for loan losses	6,634	944	(17)	23	(1,047)	293	1,350	586	8,766
Allowance for originated loan losses, ending balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849
Six Months Ended
Allowance for originated loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(11,133)	(2,769)	(38)	—	(8,934)	(4,589)	(3,228)	(1,740)	(32,431)
Recoveries	1,712	645	303	38	6,221	1,581	1,095	91	11,686
Provision for loan losses	17,385	(2,547)	(291)	(21)	(2,239)	1,691	1,454	1,463	16,895
Allowance for originated loan losses, ending balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$5,327	$1,977	$115	$—	$1,773	$22	$128	$1,649	$10,991
Collectively evaluated for impairment	35,000	25,209	5,032	358	11,256	5,427	6,562	4,014	92,858
Total ending allowance for originated loan losses balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849
Originated loans:
Originated loans individually evaluated for impairment	$25,250	$33,145	$5,204	$—	$31,043	$6,063	$1,998	$18,579	$121,282
Originated loans collectively evaluated for impairment	2,955,752	2,091,615	294,005	84,507	1,231,834	760,777	140,588	419,568	7,978,646
Total ending originated loan balance	$2,981,002	$2,124,760	$299,209	$84,507	$1,262,877	$766,840	$142,586	$438,147	$8,099,928

     The following table presents the originated allowance for loan loss and the recorded investment as of December 31, 2012:

As of December 31, 2012
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$577	$913	$105	$—	$1,526	$34	$127	$1,722	$5,004
Collectively evaluated for impairment	35,632	19,213	3,716	639	9,628	13,690	7,257	4,163	93,938
Total ending allowance for originated loan losses balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Originated loans:
Loans individually evaluated for impairment	$6,187	$24,007	$3,405	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Loans collectively evaluated for impairment	3,300,339	2,200,409	332,142	139,236	1,297,388	799,797	144,775	421,202	8,635,288
Total ending originated loan balance	$3,306,526	$2,224,416	$335,547	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table presents activity in the covered allowance for loan loss for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
Covered Allowance for Loan Losses	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of the period	$47,945	$41,070	$43,255	$36,417
Provision for loan losses before benefit attributable to FDIC loss share agreements	6,477	9,648	16,154	20,479
Benefit attributable to FDIC loss share agreements	(2,319)	(6,218)	(7,858)	(11,117)
Net provision for loan losses	4,158	3,430	8,296	9,362
Increase in indemnification asset	2,319	6,218	7,858	11,117
Loans charged-off	(5,353)	(8,112)	(10,340)	(14,290)
Balance at end of the period	$49,069	$42,606	$49,069	$42,606

In the three months ended June 30, 2013, the Corporation increased the covered allowance for loan losses to $49.1 million to reserve for estimated additional losses. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $6.5 million that was partially offset by an increase of $2.3 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. In the three months ended June 30, 2012, the Corporation increased the covered allowance for loan losses to $42.6 million to reserve for estimated additional losses. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $9.6 million that was partially offset by an increase of $6.2 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements.

Credit Quality

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Acquired and covered impaired loans are not subject to individual evaluation for impairment and are not reported with impaired loans. Non-impaired acquired loans that are subsequently placed on non-accrual status are reported as impaired loans. Interest income recognized on impaired loans during the quarters ended June 30, 2013 and 2012 was not material.

Loan impairment for loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as troubled debt restructurings (“TDRs”).

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of June 30, 2013
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$1,031	$3,423	$—	$3,075
CRE	17,021	23,892	—	19,143
Construction	1,005	1,282	—	2,294
Consumer
Installment	3,464	4,882	—	3,838
Home equity line	1,158	1,481	—	1,217
Credit card	57	57	—	76
Residential mortgages	10,682	13,294	—	10,934
Subtotal	34,418	48,311	—	40,577
Impaired loans with a related allowance
Commercial
C&I	8,408	11,553	3,169	10,469
CRE	7,379	7,416	1,010	7,558
Construction	—	—	—	—
Consumer
Installment	26,676	26,772	557	27,032
Home equity line	5,661	5,661	197	5,784
Credit card	1,205	1,205	255	1,310
Residential mortgages	12,539	12,611	1,280	12,578
Subtotal	61,868	65,218	6,468	64,731
Total impaired loans	$96,286	$113,529	$6,468	$105,308
Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$3,098	$14,473	$—	$12,533
CRE	19,664	26,402	—	23,911
Construction	2,684	3,306	—	3,861
Consumer
Installment	2,527	3,947	—	4,251
Home equity line	642	849	—	860
Credit card	467	467	—	568
Residential mortgages	9,578	12,142	—	10,645
Subtotal	38,660	61,586	—	56,629
Impaired loans with a related allowance
Commercial
C&I	3,089	4,943	577	4,231
CRE	4,343	4,927	913	3,834
Construction	721	721	105	730
Consumer
Installment	28,343	28,706	1,526	29,583
Home equity line	5,639	5,639	34	5,924
Credit card	1,145	1,145	127	1,311
Residential mortgages	14,431	14,520	1,722	14,537
Subtotal	57,711	60,601	5,004	60,150
Total impaired loans	$96,371	$122,187	$5,004	$116,779
Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of June 30, 2012
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$18,773	$22,139	$—	$16,455
CRE	20,426	26,942	—	21,586
Construction	4,218	6,810	—	4,956
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	4,411	4,411	—	4,718
Subtotal	47,828	60,302	—	47,715
Impaired loans with a related allowance
Commercial
C&I	6,477	10,511	5,327	6,641
CRE	12,718	14,817	1,977	11,007
Construction	987	987	115	991
Consumer
Installment	31,043	31,043	1,773	31,581
Home equity line	6,063	6,063	22	6,192
Credit card	1,998	1,998	128	2,159
Residential mortgages	14,168	14,168	1,649	14,192
Subtotal	73,454	79,587	10,991	72,763
Total impaired loans	$121,282	$139,889	$10,991	$120,478
Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

Troubled Debt Restructurings
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

The substantial majority of the Corporation's residential mortgage TDRs involve reducing the client's loan payment through an interest rate reduction for a set period of time based on the borrower's ability to service the modified loan payment. As of June 30, 2013 and December 31, 2012, $9.4 million and $7.7 million,

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

respectively, in consumer loans were identified as troubled debt restructurings whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC that afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of June 30, 2013, December 31, 2012 and June 30, 2012.

	As of June 30, 2013
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	31	$7,806	$11,489
CRE	47	17,361	21,742
Construction	31	1,005	1,282
Total originated commercial	109	26,172	34,513
Consumer
Installment	1,757	30,140	31,654
Home equity lines	239	6,819	7,142
Credit card	329	1,262	1,262
Residential mortgages	293	23,221	25,905
Total originated consumer	2,618	61,442	65,963
Total originated loans	2,727	$87,614	$100,476
Covered loans
Commercial
C&I	3	$1,635	$1,880
CRE	21	46,314	57,021
Construction	10	6,082	26,155
Total covered commercial	34	54,031	85,056
Consumer
Home equity lines	42	5,562	5,590
Total covered loans	76	$59,593	$90,646
Total loans
Commercial
C&I	34	$9,441	$13,369
CRE	68	63,675	78,763
Construction	41	7,087	27,437
Total commercial	143	80,203	119,569
Consumer
Installment	1,757	30,140	31,654
Home equity lines	281	12,381	12,732
Credit card	329	1,262	1,262
Residential mortgages	293	23,221	25,905
Total consumer	2,660	67,004	71,553
Total loans	2,803	$147,207	$191,122
Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of December 31, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	24	$2,617	$8,044
CRE	40	16,305	20,701
Construction	28	2,955	3,419
Total originated commercial	92	21,877	32,164
Consumer
Installment	1,769	30,870	32,653
Home equity lines	226	6,281	6,488
Credit card	389	1,612	1,612
Residential mortgages	298	24,009	26,662
Total originated consumer	2,682	62,772	67,415
Total originated loans	2,774	$84,649	$99,579
Covered loans
Commercial
C&I	3	$1,763	$1,998
CRE	20	50,272	57,483
Construction	10	8,171	37,547
Total covered commercial	33	60,206	97,028
Consumer
Home equity lines	35	5,632	5,666
Total covered loans	68	$65,838	$102,694
Total loans
Commercial
C&I	27	$4,380	$10,042
CRE	60	66,577	78,184
Construction	38	11,126	40,966
Total commercial	125	82,083	129,192
Consumer
Installment	1,769	30,870	32,653
Home equity lines	261	11,913	12,154
Credit card	389	1,612	1,612
Residential mortgages	298	24,009	26,662
Total consumer	2,717	68,404	73,081
Total loans	2,842	$150,487	$202,273
Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of June 30, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	19	$4,074	$10,584
CRE	35	18,618	22,135
Construction	27	3,970	4,542
Total originated commercial	81	26,662	37,261
Consumer
Installment	1,485	31,043	31,043
Home equity lines	194	6,063	6,063
Credit card	461	1,998	1,998
Residential mortgages	187	18,579	18,579
Total originated consumer	2,327	57,683	57,683
Total originated loans	2,408	$84,345	$94,944
Covered loans
Commercial
C&I	11	$5,099	$6,668
CRE	25	53,205	57,766
Construction	10	15,351	43,427
Total covered commercial	46	73,655	107,861
Consumer	—	—	—
Home equity lines	—	—	—
Total covered loans	46	$73,655	$107,861
Total loans
Commercial
C&I	30	$9,173	$17,252
CRE	60	71,823	79,901
Construction	37	19,321	47,969
Total commercial	127	100,317	145,122
Consumer
Installment	1,485	31,043	31,043
Home equity lines	194	6,063	6,063
Credit card	461	1,998	1,998
Residential mortgages	187	18,579	18,579
Total consumer	2,327	57,683	57,683
Total loans	2,454	$158,000	$202,805
Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the quarters ended June 30, 2013 and 2012 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the quarters ended June 30, 2013 and 2012 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

quarters ended June 30, 2013 and 2012 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At June 30, 2013, the Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of June 30, 2013, December 31, 2012 and June 30, 2012, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of June 30, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,021	$—	$1,021	$6,248	$537	$6,785	$7,806	$2,569
CRE	11,200	—	11,200	1,726	4,435	6,161	17,361	510
Construction	404	537	941	64	—	64	1,005	—
Total originated commercial	12,625	537	13,162	8,038	4,972	13,010	26,172	3,079
Consumer
Installment	25,800	913	26,713	3,227	200	3,427	30,140	557
Home equity lines	5,321	144	5,465	1,354	—	1,354	6,819	197
Credit card	1,222	40	1,262	—	—	—	1,262	255
Residential mortgages	13,514	2,147	15,661	4,518	3,042	7,560	23,221	1,280
Total originated consumer	45,857	3,244	49,101	9,099	3,242	12,341	61,442	2,289
Total originated TDRs	$58,482	$3,781	$62,263	$17,137	$8,214	$25,351	$87,614	$5,368
Covered loans
Commercial
C&I	$897	$738	$1,635	$—	$—	$—	$1,635	$518
CRE	5,269	41,045	46,314	—	—	—	46,314	3,749
Construction	1,542	4,540	6,082	—	—	—	6,082	900
Total covered commercial	7,708	46,323	54,031	—	—	—	54,031	5,167
Consumer
Home equity lines	5,065	497	5,562	—	—	—	5,562	—
Total covered TDRs	$12,773	$46,820	$59,593	$—	$—	$—	$59,593	$5,167
Total loans
Commercial
C&I	$1,918	$738	$2,656	$6,248	$537	$6,785	$9,441	$3,087
CRE	16,469	41,045	57,514	1,726	4,435	6,161	63,675	4,259
Construction	1,946	5,077	7,023	64	—	64	7,087	900
Total commercial	20,333	46,860	67,193	8,038	4,972	13,010	80,203	8,246
Consumer
Installment	25,800	913	26,713	3,227	200	3,427	30,140	557
Home equity lines	10,386	641	11,027	1,354	—	1,354	12,381	197
Credit card	1,222	40	1,262	—	—	—	1,262	255
Residential mortgages	13,514	2,147	15,661	4,518	3,042	7,560	23,221	1,280
Total consumer	50,922	3,741	54,663	9,099	3,242	12,341	67,004	2,289
Total TDRs	$71,255	$50,601	$121,856	$17,137	$8,214	$25,351	$147,207	$10,535

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$704	$1,004	$1,708	$844	$65	$909	$2,617	$217
CRE	12,719	793	13,512	461	2,332	2,793	16,305	869
Construction	1,860	960	2,820	135	—	135	2,955	105
Total originated commercial	15,283	2,757	18,040	1,440	2,397	3,837	21,877	1,191
Consumer
Installment	27,085	1,547	28,632	2,064	174	2,238	30,870	1,526
Home equity lines	5,183	236	5,419	636	226	862	6,281	34
Credit card	1,483	118	1,601	—	11	11	1,612	127
Residential mortgages	12,510	3,413	15,923	5,196	2,890	8,086	24,009	1,722
Total originated consumer	46,261	5,314	51,575	7,896	3,301	11,197	62,772	3,409
Total originated TDRs	$61,544	$8,071	$69,615	$9,336	$5,698	$15,034	$84,649	$4,600
Covered loans
Commercial
C&I	$435	$1,328	$1,763	$—	$—	$—	$1,763	$518
CRE	7,658	42,614	50,272	—	—	—	50,272	4,959
Construction	2,361	5,810	8,171	—	—	—	8,171	1,220
Total covered commercial	10,454	49,752	60,206	—	—	—	60,206	6,697
Consumer
Home equity lines	5,632	—	5,632	—	—	—	5,632	—
Total covered TDRs	$16,086	$49,752	$65,838	$—	$—	$—	$65,838	$6,697
Total loans
Commercial
C&I	$1,139	$2,332	$3,471	$844	$65	$909	$4,380	$735
CRE	20,377	43,407	63,784	461	2,332	2,793	66,577	5,828
Construction	4,221	6,770	10,991	135	—	135	11,126	1,325
Total commercial	25,737	52,509	78,246	1,440	2,397	3,837	82,083	7,888
Consumer
Installment	27,085	1,547	28,632	2,064	174	2,238	30,870	1,526
Home equity lines	10,815	236	11,051	636	226	862	11,913	34
Credit card	1,483	118	1,601	—	11	11	1,612	127
Residential mortgages	12,510	3,413	15,923	5,196	2,890	8,086	24,009	1,722
Total consumer	51,893	5,314	57,207	7,896	3,301	11,197	68,404	3,409
Total TDRs	$77,630	$57,823	$135,453	$9,336	$5,698	$15,034	$150,487	$11,297

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of June 30, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$746	$25	$771	$1,086	$2,217	$3,303	$4,074	$319
CRE	14,810	—	14,810	2,020	1,788	3,808	18,618	424
Construction	3,536	—	3,536	134	300	434	3,970	115
Total originated commercial	19,092	25	19,117	3,240	4,305	7,545	26,662	858
Consumer
Installment	30,035	1,002	31,037	—	6	6	31,043	1,773
Home equity lines	5,508	156	5,664	298	101	399	6,063	22
Credit card	1,902	90	1,992	—	6	6	1,998	128
Residential mortgages	12,475	3,246	15,721	952	1,906	2,858	18,579	1,649
Total originated consumer	49,920	4,494	54,414	1,250	2,019	3,269	57,683	3,572
Total originated TDRs	$69,012	$4,519	$73,531	$4,490	$6,324	$10,814	$84,345	$4,430
Covered loans
Commercial
C&I	$1,185	$3,914	$5,099	$—	$—	$—	$5,099	$1,384
CRE	33,107	20,098	53,205	—	—	—	53,205	7,721
Construction	8,444	6,907	15,351	—	—	—	15,351	923
Total covered TDRs	$42,736	$30,919	$73,655	$—	$—	$—	$73,655	$10,028
Total loans
Commercial
C&I	$1,931	$3,939	$5,870	$1,086	$2,217	$3,303	$9,173	$1,703
CRE	47,917	20,098	68,015	2,020	1,788	3,808	71,823	8,145
Construction	11,980	6,907	18,887	134	300	434	19,321	1,038
Total commercial	61,828	30,944	92,772	3,240	4,305	7,545	100,317	10,886
Consumer
Installment	30,035	1,002	31,037	—	6	6	31,043	1,773
Home equity lines	5,508	156	5,664	298	101	399	6,063	22
Credit card	1,902	90	1,992	—	6	6	1,998	128
Residential mortgages	12,475	3,246	15,721	952	1,906	2,858	18,579	1,649
Total consumer	49,920	4,494	54,414	1,250	2,019	3,269	57,683	3,572
Total TDRs	$111,748	$35,438	$147,186	$4,490	$6,324	$10,814	$158,000	$14,458

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the three months ended June 30, 2013, as well as the recorded investment in these restructured loans as of June 30, 2013.

	As of June 30, 2013
	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	—	$—
CRE	1	85
Construction	1	537
Total originated commercial	2	622
Consumer
Installment	109	1,737
Home equity lines	14	794
Credit card	8	72
Residential mortgages	—	—
Total originated consumer	131	$2,603
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total covered commercial	—	$—
Total loans
Commercial
C&I	—	$—
CRE	1	85
Construction	1	537
Total commercial	2	622
Consumer
Installment	109	1,737
Home equity lines	14	794
Credit card	8	72
Residential mortgages	—	—
Total consumer	131	2,603
Total	133	$3,225

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $734.4 million as of June 30, 2013, and $460.0 million as of December 31, 2012 and June 30, 2012. As discussed in Note 2 (Business Combinations), the Corporation recorded $274.3 million of provisional goodwill in the quarter ended June 30, 2013 in connection with the acquisition of Citizens. As of June 30, 2013, the additional goodwill remains unallocated to the Corporation’s reporting units due to the short time between the Acquisition Date and the end of the second quarter of 2013.

Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2012 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	June 30, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$87,533	$(12,416)	$75,117
Non-compete covenant	102	(89)	13
Lease intangible	618	(502)	116
Trust relationships	14,000	(827)	13,173
	$102,253	$(13,834)	$88,419

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	16,759	(10,546)	6,213
Non-compete covenant	102	(76)	26
Lease intangible	$618	$(484)	$134
	$17,479	$(11,106)	$6,373

	June 30, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(9,689)	$7,070
Non-compete covenant	102	(63)	39
Lease intangible	618	(453)	165
	$17,479	$(10,205)	$7,274

Core deposit intangibles comprise the majority of the intangible asset total as of June 30, 2013. As discussed in Note 2 (Business Combinations ), the Corporation recorded approximately $84.8 million of intangible assets in connection with its acquisition with Citizens. These assets consist of $70.8 million in core

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

deposit intangibles which are being amortized on an accelerated basis over their useful lives of 15 years , and $14.0 million in trust relationship intangibles which are being amortized on an accelerated basis over their useful lives of 12 years . The remaining core deposit intangibles were acquired through various prior acquisitions and are being amortized on an accelerated basis over their useful lives of 10 years .

Amortization expense for intangible assets was $2.4 million and $2.7 million in the three and six months ended June 30, 2013, respectively, compared to $0.5 million and $1.0 million in the three and six months ended June 30, 2012, respectively. Estimated amortization expense for each of the next five years is as follows: 2013 - $5.7 million; 2014 - $11.7 million; 2015 - $10.4 million; 2016 - $9.2 million; and 2017 - $8.2 million.

7.     Shareholders' Equity

Citizens Acquisition

On April 12, 2013, the Corporation completed the acquisition of Citizens, which resulted in all of Citizens' common stock being converted into the right to receive 1.37 shares of the Corporation's common stock. The conversion of Citizens' common stock into the Corporation's common stock resulted in the Corporation issuing 55,468,283 shares of its common stock. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit common stock at an exercise price of $18.69. The warrant qualifies as Tier 1 capital and is exercisable in whole or in part since the execution date of April 12, 2013. The warrant has an expiration date of December 12, 2018. Additional information about the acquisition is included in Note 2 Business Combinations.

Preferred Stock

The Corporation has three different types of preferred stock, none of which have any issued or outstanding shares. There are 7,000,000 shares of authorized and unissued shares of no par value, preferred stock; 800,000 designated shares of no par value, preferred stock, series A, with none outstanding; and 220,000 designated shares of no par value convertible preferred stock, series B, with none outstanding.

On February 4, 2013, the Corporation issued100,000 shares of its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which began paying cash dividends on May 4, 2013, quarterly in arrears on the 4th day of February, May, August and November.

Earnings Per Share

The Corporation calculates earnings per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to the common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The reconciliation between basic and diluted earnings per share using the two-class method is presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic EPS:
Net income	$48,450	$30,585	85,796	$60,929
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	1,469	—	2,399	$—
Income allocated to participating securities	384	113	813	$143
Net income attributable to common shareholders	$46,597	$30,472	$82,584	$60,786
Average common shares outstanding	159,158	110,598	135,204	110,422
Less: participating shares included in average shares outstanding	1,295	1,036	1,295	1,036
Average common shares outstanding used in basic EPS	157,863	109,562	133,909	109,386
Basic net income per share	$0.30	$0.28	$0.62	$0.56

Diluted EPS:
Income used in diluted earnings per share calculation	$46,597	$30,472	$82,584	$60,786
Average common shares outstanding	159,158	110,598	135,204	110,422
Add: common stock equivalents:
Stock option plans	119	—	60	—
Less: participating shares included in average shares outstanding	1,295	1,036	1,295	1,036
Average common and common stock equivalent shares outstanding	157,982	109,562	133,969	109,386
Diluted net income per share	$0.29	$0.28	$0.62	$0.56

Potential common shares consist of employee stock options and the common stock warrant. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, that is, increase earnings per share or reduce a loss per share. Antidilutive potential common shares for the three months ended June 30, 2013 and 2012 totaled 3.9 million and 1.8 million, respectively.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three and six months ended June 30, 2013 and June 30, 2012:

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$109,705	$175,224	$89,701	$136,132	$3,774	$7,549	$(5,149)	$(9,526)	$198,031	$309,379
Provision for loan losses	2,120	6,886	2,101	6,174	(42)	166	3,130	4,030	7,309	17,256
Other income	20,895	40,127	33,330	57,718	12,821	21,131	2,393	7,856	69,439	126,832
Other expenses	51,891	94,918	85,512	138,419	13,832	24,006	38,405	39,222	189,640	296,565
Net income (loss)	49,783	73,805	23,021	32,016	1,824	2,930	(26,178)	(22,955)	48,450	85,796
AVERAGES:
Assets	8,852,267	7,800,594	5,006,423	4,016,956	263,454	250,206	8,688,558	6,846,825	22,810,702	18,914,581

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2012	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$64,476	$128,329	$53,287	$107,564	$4,590	$9,189	$(3,430)	$(7,372)	$118,923	$237,710
Provision for loan losses	3,465	12,570	1,728	4,265	(24)	201	7,027	9,221	12,196	26,257
Other income	18,047	32,356	24,177	49,443	8,392	16,460	4,685	8,768	55,301	107,027
Other expenses	40,128	83,479	56,784	115,830	9,792	20,007	12,373	13,529	119,077	232,845
Net income (loss)	25,304	42,013	12,319	23,992	2,090	3,536	(9,128)	(8,612)	30,585	60,929
AVERAGES:
Assets	6,364,148	6,346,311	2,918,710	2,914,532	237,548	237,060	5,038,108	5,029,609	14,558,514	14,527,512

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

At June 30, 2013, December 31, 2012 and June 30, 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2012		June 30, 2013		December 31, 2012		June 30, 2012
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$4,632	$—	$—	$—	$—	$—	$136,186	$14,319	$161,133	$19,080	$196,798	$23,229
(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Derivatives Not Designated in Hedge Relationships

As of June 30, 2013, December 31, 2012 and June 30, 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2012		June 30, 2013		December 31, 2012		June 30, 2012
	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)
Interest rate swaps	$1,502,079	$47,804	$1,204,835	$58,769	$1,094,355	$61,319	$1,502,079	$47,804	$1,204,835	$58,769	$1,094,355	$61,319
Mortgage loan commitments	251,198	779	168,271	4,400	239,901	5,248	—	—	—	—	—	—
Forward sales contracts	139,093	4,458	—	—	—	—	—	—	124,017	62	151,018	1,201
Credit contracts	—	—	—	—	—	—	50,754	—	25,225	—	13,215	—
Foreign exchange	8,940	117	6,662	62	4,492	52	7,235	94	6,026	57	5,533	54
Other	—	—	—	—	—	—	52,370	—	31,492	—	25,685	—
Total	$1,901,310	$53,158	$1,379,768	$63,231	$1,338,748	$66,619	$1,612,438	$47,898	$1,391,595	$58,888	$1,289,806	$62,574

(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet

Interest Rate Swaps. The Corporation's Back-to-Back Program is an interest rate swap program for commercial loan customers that provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative.

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

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation's commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At June 30, 2013, the remaining terms on these swap participation agreements generally ranged from less than one year to six years. The Corporation's maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.4 million as of June 30, 2013. The fair values of the written swap participations were not material at June 30, 2013, December 31, 2012 and June 30, 2012.

Gains and losses recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2013 and 2012 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Mortgage loan commitments	Other operating income	$(3,374)	$1,980	$(3,622)	$289
Forward sales contracts	Other operating income	4,742	(1,646)	4,519	598
Foreign exchange contracts	Other operating income	(122)	15	(313)	60
Other	Other operating expense	—	—	—	—
Total		$1,246	$349	$584	$947

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's Asset and Liability Committee, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $82.2 million, $96.5 million and $101.9 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of June 30, 2013, December 31, 2012 and June 30, 2012. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

As of June 30, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - non-designated	$3,010	$—	$3,010	$(3,010)	$—	$—
Foreign exchange	53	—	53	(22)	(31)	—
Total derivative assets	$3,063	$—	$3,063	$(3,032)	$(31)	$—

Derivative Liabilities
Interest rate swaps - designated	$14,319	$—	$14,319	$—	$(14,319)	$—
Interest rate swaps - non-designated	44,794	—	44,794	(3,010)	(41,784)	—
Foreign exchange	22	—	22	(22)	—	—
Total derivative liabilities	$59,135	$—	$59,135	$(3,032)	$(56,103)	$—

As of December 31, 2012
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$55	$—	$55	$(55)	$—	$—
Foreign exchange	14	—	14	(14)	—	—
Total derivative assets	$69	$—	$69	$(69)	$—	$—

Derivative Liabilities
Interest rate swaps - designated	$19,080	$—	$19,080	$—	$(19,080)	$—
Interest rate swaps - non-designated	58,714	—	58,714	(55)	(58,659)	—
Foreign exchange	45	—	45	(14)	(31)	—
Total derivative liabilities	$77,839	$—	$77,839	$(69)	$(77,770)	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of June 30, 2012
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$105	$—	$105	$(105)	$—	$—
Foreign exchange	43	—	43	(16)	(27)	—
Total derivative assets	$148	$—	$148	$(121)	$(27)	$—

Derivative Liabilities
Interest rate swaps - designated	$23,229	$—	$23,229	$—	$(23,229)	$—
Interest rate swaps - non-designated	61,214	—	61,214	(105)	(61,109)	—
Foreign exchange	16	—	16	(16)	—	—
Total derivative liabilities	$84,459	$—	$84,459	$(121)	$(84,338)	$—

(a) For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default. For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default.

(b) For derivate assets this includes the fair value of collateral received by the Corporation from the counterparty. Securities received as collateral are not included in the Consolidated Balance Sheet unless the counterparty defaults. For derivative liabilities, this includes the fair value of securities pledged by the Corporation to the counterparty. These securities are included in the Consolidated Balance Sheet unless the Corporation defaults.

10.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Pension Cost
Service Cost	$585	$1,799	$1,170	$3,598
Interest Cost	2,632	2,965	5,264	5,930
Expected return on assets	(2,960)	(3,034)	(5,920)	(6,068)
Amortization of unrecognized prior service costs	117	97	234	194
Cumulative net loss	1,174	2,593	2,348	5,186
Net periodic pension cost	$1,548	$4,420	$3,096	$8,840

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Postretirement Cost
Service Cost	$25	$19	$50	$38
Interest Cost	130	174	260	348
Amortization of unrecognized prior service costs	(117)	(117)	(234)	(234)
Cumulative net loss	67	72	134	144
Net periodic postretirement cost	$105	$148	$210	$296

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

Citizens Acquisition

The Corporation is in the process of transitioning the legacy Citizens employees to the Corporation's benefit plans. Citizens defined benefit pension plan has been frozen since 2006 and remains frozen. Citizens also had an unfunded nonqualified supplemental benefit plan that provided retirement benefits to designated executive officers. Benefits that become payable under the nonqualified plan will be paid by the Corporation. Citizens had a postretirement benefit plan which provided postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms.

Net periodic benefits and costs for the Citizens sponsored plans including the following components for the quarter ended June 30, 2013:

Pension Benefits
Three months ended June 30, 2013
Interest Cost	$795
Expected return on assets	(1,096)
Net periodic pension benefit	$(301)

Postretirement Benefits
Three months ended June 30, 2013
Interest Cost	$16
Net periodic postretirement cost	$16

Citizens sponsored an employee savings plan under Section 401(k) of the Internal Revenue Code that covered substantially all legacy Citizens employees. This plan continues to operate as before and will admit new participants if those participants meet the eligibility conditions and perform services at a legacy Citizen location. Contributions to the legacy Citizens 401(k) plan are matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013, December 31, 2012 and June 30, 2012:

		Fair Value by Hierarchy
	June 30, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,213	$3,213	$—	$—
Non-marketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	277,934	—	277,934	—
Residential mortgage-backed securities:
U.S. government agencies	1,075,928	—	1,075,928	—
Commercial mortgage-backed securities:
U.S. government agencies	56,497	—	56,497	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,728	—	1,566,728	—
Non-agency	10	—	2	8
Commercial collateralized mortgage-backed securities:
U.S. government agencies	106,568	—	106,568	—
Corporate debt securities	51,138	—	—	51,138
Asset-backed securities:
Collateralized loan obligations, non-agency issued	158,095	—	—	158,095
Total available for sale securities	3,299,392	3,213	3,083,667	212,512
Residential loans held for sale	22,855	—	22,855	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	47,804	—	47,804	—
Mortgage loan commitments	779	—	779	—
Forward sale contracts	4,458	—	4,458	—
Foreign exchange	117	—	117	—
Total derivative assets	53,158	—	53,158	—
Total fair value of assets (a)	$3,375,405	$3,213	$3,159,680	$212,512
Derivative liabilities:
Interest rate swaps - fair value hedges	$14,319	$—	$14,319	$—
Interest rate swaps - nondesignated	47,804	—	47,804	—
Foreign exchange	94	—	94	—
Other	—	—	—	—
Total derivative liabilities	62,217	—	62,217	—
True-up liability	10,937	—	—	10,937
Total fair value of liabilities (a)	$73,154	$—	$62,217	$10,937
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$22,529	$—	$—	$22,529
Impaired loans (c)	52,606	—	—	52,606
Other property (d)	16,825	—	—	16,825
Other real estate covered by loss share (e)	18,338	—	—	18,338
Total fair value	$110,298	$—	$—	$110,298
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended June 30, 2013.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(b) - MSRs with a recorded investment of $22.6 million were reduced by a specific valuation allowance totaling $0.5 million to a reported carrying value of $22.1 million resulting in recognition of $0.8 million in recoveries included in loans sales and servicing income in the three months ended June 30, 2013.
(c) - Collateral dependent impaired loans with a recorded investment of $58.1 million were reduced by specific valuation allowance allocations totaling $5.5 million to a reported net carrying value of $52.6 million.
(d) - Amounts do not include assets held at cost at June 30, 2013. During the three months ended June 30, 2013, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.3 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at June 30, 2013. During the three months ended June 30, 2013, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.6 million included in noninterest expense.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

		Fair Value by Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,241	$3,241	$—	$—
U.S. States and political subdivisions	268,204	—	268,204	—
Residential mortgage-backed securities:
U.S. government agencies	1,107,063	—	1,107,063	—
Commercial mortgage-backed securities:
U.S. government agencies	52,036	—	52,036	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,329,421	—	1,329,421	—
Non-agency	11	—	2	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	111,343	—	111,343	—
Corporate debt securities	49,652	—	—	49,652
Total available-for-sale securities	2,920,971	3,241	2,868,069	49,661
Residential loans held for sale	23,683	—	23,683	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Mortgage loan commitments	4,400	—	4,400	—
Forward sale contracts	—	—	—	—
Foreign exchange	62	—	62	—
Total derivative assets	63,231	—	63,231	—
Total fair value of assets (a)	$3,007,885	$3,241	$2,954,983	$49,661
Derivative liabilities:
Interest rate swaps - fair value hedges	$19,080	$—	$19,080	$—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Forward sale contracts	62	—	62	—
Foreign exchange	57	—	57	—
Other	—	—	—	—
Total derivative liabilities	77,968	—	77,968	—
True-up liability	12,259	—	—	12,259
Total fair value of liabilities (a)	$90,227	$—	$77,968	$12,259
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$18,833	$—	$—	$18,833
Impaired loans (c)	54,491	—	—	54,491
Other property (d)	7,540	—	—	7,540
Other real estate covered by loss share (e)	12,631	—	—	12,631
Total fair value	$93,495	$—	$—	$93,495
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

		Fair Value by Hierarchy
	June 30, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,340	$3,340	$—	$—
U.S. government agency debentures	35,297	—	35,297	—
U.S. States and political subdivisions	265,124	—	265,124	—
Residential mortgage-backed securities:
U.S. government agencies	1,382,813	—	1,382,813	—
Commercial mortgage-backed securities:
U.S. government agencies	38,428	—	38,428	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,277,378	—	1,277,378	—
Non-agency	13	—	2	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	68,545	—	68,545	—
Corporate debt securities	145,427	—	97,342	48,085
Total available-for-sale securities	3,216,365	3,340	3,164,929	48,096
Residential loans held for sale	19,018	—	19,018	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	61,319	—	61,319	—
Mortgage loan commitments	5,248	—	5,248	—
Forward sale contracts	—	—	—	—
Foreign exchange	52	—	52	—
Total derivative assets	66,619	—	66,619	—
Total fair value of assets (a)	$3,302,002	$3,340	$3,250,566	$48,096
Derivative liabilities:
Interest rate swaps - fair value hedges	23,229	—	23,229	—
Interest rate swaps - nondesignated	61,319	—	61,319	—
Forward sale contracts	1,201	—	1,201	—
Foreign exchange	54	—	54	—
Other	—	—	—	—
Total derivative liabilities	85,803	—	85,803	—
True-up liability	11,820	—	—	11,820
Total fair value of liabilities (a)	$97,623	$—	$85,803	$11,820
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,913	$—	$—	$17,913
Impaired loans (c)	73,110	—	—	73,110
Other property (d)	10,839	—	—	10,839
Other real estate covered by loss share (e)	51,557	—	—	51,557
Total fair value	$153,419	$—	$—	$153,419
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended June 30, 2012.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(b) - Mortgage servicing rights with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $3.5 million to a reported carrying value of $17.8 million resulting in recognition of a recovery of $1.3 million in the three months ended June 30, 2012.
(c) - Collateral dependent impaired loans with a recorded investment of $82.2 million were reduced by specific valuation allowance allocations totaling $9.1 million to a reported net carrying value of $73.1 million.
(d) - Amounts do not include assets held at cost at June 30, 2012. During the three months ended June 30, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.4 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at June 30, 2012. During the three months ended June 30, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended June 30, 2013 and 2012, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 93% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; mortgage-backed securities ("MBSs"); securities issued by the U.S. Treasury; and certain agency and corporate collateralized mortgage obligations.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of June 30, 2013, less than 7% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and collateralized loan obligations ("CLOs").

The single issuer trust preferred securities are measured at unadjusted prices obtained from the independent pricing service. The independent pricing service prices these instruments through a broker quote when sufficient information, such as cash flows or other security structure or market information, is not available to produce an evaluation. Broker-quoted securities are adjusted by the independent pricing service based solely on the receipt of updated quotes from market makers or broker-dealers recognized as market participants. A list of such issues is compiled by the independent pricing service daily. For broker-quoted issues, the independent pricing service applies a zero spread relationship to the bid-side valuation, resulting in the same values for the mean and ask.

CLOs are securitized products where payments from multiple middle sized and large business loans are pooled together and segregated into different classes of bonds with payments on these bonds based on their priority within the overall deal structure. The markets for such securities are generally characterized by low

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Accordingly, the securities are currently valued by a third party that primarily utilizes dealer or pricing service prices and, subsequently, verifies this pricing through a disciplined process to ensure proper valuations and to highlight differences in cash flow modeling or other risks to determine if the market perception of the risk of a CLO is beginning to deviate from other similar tranches.  This is done by establishing ranges for appropriate pricing yields for each CLO tranche and, using a standardized cash flow scenario, ensuring yields are consistent with expectations.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended June 30, 2013.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.59% and 3.41% as of June 30, 2013 and 2012, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.7 million and $0.8 million, respectively, as of June 30, 2013.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $6.8 million, $7.6 million and $6.9 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $47 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.1 million, $4.6 million and $4.9 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$51,234	$12,783	$88,487	$11,725	$49,661	$12,259	$87,539	$11,551
Fair value of assets acquired	3,271	—	—	—	3,271	—	—	—
(Gains) losses included in earnings (a)	—	(1,846)	—	95	—	(1,322)	—	269
Unrealized gains (losses) (b)	(1,923)	—	1,323	—	(363)	—	3,742	—
Purchases	159,916	—	—	—	159,916	—	—	—
Sales	—	—	(40,520)	—	—	—	(40,520)	—
Settlements	14	—	(1,194)	—	27	—	(2,665)	—
Net transfers into (out of) Level 3	—	—	—	—	—	—	—	—
Balance at ending of period	$212,512	$10,937	$48,096	$11,820	$212,512	$10,937	$48,096	$11,820
(a) Reported in other expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under U.S. GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of June 30, 2013, December 31, 2012 and June 30, 2012. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Aggregate fair value carrying amount	$22,855	$23,683	$19,018
Aggregate unpaid principal / contractual balance	23,220	22,765	18,267
Carrying amount over aggregate unpaid principal (a)	$(365)	$918	$751
(a) These changes are included in loan sales and servicing income in the Consolidated Statements of Comprehensive Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of June 30, 2013, December 31, 2012 and June 30, 2012 are shown in the tables below.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	June 30, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$909,490	$909,490	$—	$909,490	$—
Available-for-sale securities	3,299,392	3,299,392	3,213	3,083,667	212,512
Held-to-maturity securities	2,551,860	2,487,071	—	2,487,071	—
Other securities	267,565	267,565	—	267,565	—
Loans held for sale	22,855	22,855	—	22,855	—
Net originated loans	9,033,980	8,984,845	—	—	8,984,845
Net acquired loans	4,258,892	4,258,892	—	—	4,258,892
Net covered loans and loss share receivable	711,367	711,367	—	—	711,367
Accrued interest receivable	48,635	48,635	—	48,635	—
Derivatives	53,158	53,158	—	53,158	—
Financial liabilities:
Deposits	$19,119,722	$19,125,843	$—	$19,125,843	$—
Federal funds purchased and securities sold under agreements to repurchase	844,871	844,871	—	844,871	—
Wholesale borrowings	201,337	205,210	—	205,210	—
Long-term debt	324,422	322,322	—	322,322	—
Accrued interest payable	9,066	9,066	—	9,066	—
Derivatives	62,217	62,217	—	62,217	—

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$258,014	$258,014	$—	$258,014	$—
Available-for-sale securities	2,920,971	2,920,971	3,241	2,868,069	49,661
Held-to-maturity securities	622,121	630,799	—	630,799	—
Other securities	140,717	140,717	—	140,717	—
Loans held for sale	23,683	23,683	—	23,683	—
Net originated loans	8,632,717	8,604,872	—	—	8,604,872
Net covered loans and loss share receivable	975,870	975,870	—	—	975,870
Accrued interest receivable	40,389	40,389	—	40,389	—
Derivatives	63,231	63,231	—	63,231	—
Financial liabilities:
Deposits	$11,759,425	$11,765,873	$—	$11,765,873	$—
Federal funds purchased and securities sold under agreements to repurchase	1,104,525	1,104,525	—	1,104,525	—
Wholesale borrowings	136,883	143,029	—	143,029	—
Accrued interest payable	2,515	2,515	—	2,515	—
Derivatives	77,968	77,968	—	77,968	—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	June 30, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$337,935	$337,935	$—	$337,935	$—
Available for sale securities	3,216,365	3,216,365	3,340	3,164,929	48,096
Held to maturity securities	352,221	355,120	—	355,120	—
Other securities	140,742	140,742	—	140,742	—
Loans held for sale	19,018	19,018	—	19,018	—
Net originated loans	7,996,079	7,677,176	—	—	7,677,176
Net covered loans and loss share receivable	1,229,282	1,229,282	—	—	1,229,282
Accrued interest receivable	43,727	43,727	—	43,727	—
Derivatives	66,619	66,619	—	66,619	—
Financial liabilities:
Deposits	$11,615,841	$11,625,406	$—	$11,625,406	$—
Federal funds purchased and securities sold under agreements to repurchase	896,910	896,910	—	896,910	—
Wholesale borrowings	178,135	186,458	—	186,458	—
Accrued interest payable	3,266	3,266	—	3,266	—
Derivatives	85,803	85,803	—	85,803	—

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

Net originated loans – The originated loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

Net acquired loans - Acquired loans were recorded at the preliminary estimated fair value on Acquisition Date. As of June 30, 2013, the carrying value of net acquired loans is considered a reasonable estimate of fair value due to the close proximity to the Acquisition Date and lack of significant changes in assumptions used to estimate the preliminary fair value as of the Acquisition Date such as expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

12.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the six months ended June 30, 2013 and 2012, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $310.1 million and $410.2 million, respectively, and recognized pretax gains of $6.7 million and $4.2 million, respectively, which are included as a component of loan sales and servicing income. As of June 30, 2013 and 2012, the Corporation retained the related mortgage servicing rights on $285.3 million and $394.3 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at June 30, 2013, which includes $0.2 billion acquired in connection with the Citizens acquisition, and $2.4 billion at June 30, 2012. For the six months ended June 30, 2013 and 2012, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $3.1 million and $2.8 million, respectively.

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

In connection with the acquisition of Citizens, the Corporation recorded approximately $1.1 million of mortgage servicing rights on the Acquisition Date, which are included in the table below. Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Three Months Ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$21,378	$20,946	$21,316	$21,179
Addition of Citizens Mortgage Servicing Rights on Acquisition Date	1,065	—	1,065	—
Additions	1,434	1,794	2,701	3,188
Amortization	(1,273)	(1,467)	(2,478)	(3,094)
Balance at end of period	22,604	21,273	22,604	21,273
Valuation allowance at beginning of period	(1,234)	(2,193)	(2,564)	(3,539)
Recoveries (Additions)	752	(1,295)	2,082	51
Valuation Allowance at end of period	(482)	(3,488)	(482)	(3,488)
Mortgage servicing rights, net carrying balance	$22,122	$17,785	$22,122	$17,785
Fair value at end of period	$22,529	$17,913	$22,529	$17,913

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the six months ended June 30, 2013 and 2012.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2013 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Prepayment speed assumption (annual CPR)	8.97%
Decrease in fair value from 10% adverse change	$680
Decrease in fair value from 25% adverse change	$1,635
Discount rate assumption	9.63%
Decrease in fair value from 100 basis point adverse change	$685
Decrease in fair value from 200 basis point adverse change	$1,325
Expected weighted-average life (in months)	104.7

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

365/360 Interest Litigation

In August 2008, a lawsuit was filed in the Cuyahoga County Court of Common Pleas against the Bank. The breach-of-contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint seeks actual damages, interest, injunctive relief and attorney fees. In June 2012, the trial court certified the class and the Bank appealed the determination. In May 2013, the court of appeals reversed the trial court's decision on class certification, thereby decertifying the class, and remanded the case back to the trial court for further proceedings.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Shareholder Derivative Litigation

In July 2012, three related shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Ohio. The lawsuits name as defendants the members of the Corporation's board of directors and certain senior executives, and generally alleged that the defendants breached fiduciary duties owed to the Corporation in connection with decisions concerning executive compensation and that the senior executives named as defendants were unjustly enriched by receiving excessive compensation. The lawsuits also alleged that the defendants caused the Corporation to issue incomplete or misleading disclosures concerning executive compensation in its 2012 proxy statement. Following consolidation of the lawsuits, the court dismissed the plaintiffs' consolidated complaint with prejudice in May 2013, and the matter is now concluded.

Merger Litigation

Between September 17, 2012 and October 5, 2012, alleged shareholders of Citizens filed six purported class action lawsuits in the Circuit Court of Genesee County, Michigan, relating to the proposed merger between Citizens and FirstMerit, which merger closed in April 2013. The lawsuits were consolidated under the caption In re Citizens Republic Bancorp, Inc. Shareholder Litigation, Case No. 12-99027-CK (the "Lawsuit"). The consolidated complaint in the Lawsuit alleges that the former directors of Citizens breached their fiduciary duties by failing to obtain the best available price in the merger and by not providing Citizens shareholders with all material information related to the merger, and that FirstMerit and Citizens aided and abetted those alleged breaches of fiduciary duty.  The Complaint sought declaratory and injunctive relief to prevent the consummation of the merger, rescissory damages and other equitable relief.

The plaintiffs and defendants have entered into a settlement of the Lawsuit, subject to approval of the court. Under the settlement, the defendants amended the joint proxy statement/prospectus relating to the merger to include certain supplemental disclosures to shareholders of Citizens. FirstMerit has agreed to pay the plaintiffs' attorneys' fees and expenses as awarded by the court, subject to court approval of the settlement.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. The Corporation has reserved an amount that is immaterial to the results of operations for the Merger Litigation. No other reserves have been established because it is not possible to determine (i) whether a liability has been incurred; or (ii) an estimate of the ultimate or minimum amount of such liability.

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at June 30, 2013, December 31, 2012 and June 30, 2012 was $8.1 million, $5.4 million, and $5.7 million, respectively. Additional information pertaining to this allowance is included in Note 5 (Allowance for Loan Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of June 30, 2013, December 31, 2012 and June 30, 2012. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	June 30, 2013	December 31, 2012	June 30, 2012
Loan Commitments
Commercial	$3,020,138	$2,431,023	$2,227,184
Consumer	2,096,495	1,720,518	1,665,681
Total loan commitments	$5,116,633	$4,151,541	$3,892,865

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of June 30, 2013, December 31, 2012 and June 30, 2012.

	June 30, 2013	December 31, 2012	June 30, 2012
Financial guarantees
Standby letters of credit	$243,787	$136,202	$138,260
Loans sold with recourse	54,944	42,383	28,544
Total financial guarantees	$298,731	$178,585	$166,804

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $130.0 million at June 30, 2013, the remaining guarantees extend in varying amounts through 2018.

Asset Sales

The Corporation regularly sells residential mortgage loans service retained to government sponsored enterprises ("GSEs") as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of June 30, 2013, December 31, 2012 and June 30, 2012, the Corporation had sold $45.3 million, $32.5 million and $17.8 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $7.3 million, $1.5 million, and $0.8 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of June 30, 2013, the Corporation continued to service approximately $8.2 million in manufactured housing loans that were sold with recourse compared to $8.2 million and $10.7 million as of December 31, 2012 and June 30, 2012, respectively. As of June 30, 2013, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans compared to $1.2 million and $1.3 million as of December 31, 2012 and June 30, 2012, respectively.

The total reserve associated with loans sold with recourse was approximately $8.4 million, $2.7 million and $2.0 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. As a result of the merger with Citizens, $6.0 million was recorded in the three months ended June 30, 2013 to reflect the fair value of the liability associated with the expected commitment to repurchase mortgage loans previously sold by Citizens subject to recourse provisions. The Corporation's reserve reflects management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30, 2013
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$1,600	$1,138	$2,738
Assumed obligation	6,000	—	6,000
Net realized losses	(928)	—	(928)
Net increase (decrease) to reserve	615	(32)	583
Balance at end of period	$7,287	$1,106	$8,393

	Three months ended June 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$400	$1,278	$1,678
Net realized losses	(161)	—	(161)
Net increase (decrease) to reserve	511	(15)	496
Balance at end of period	$750	$1,263	$2,013

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Six months ended June 30, 2013
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Assumed obligation	6,000	—	6,000
Net realized losses	(1,070)	—	(1,070)
Net increase (decrease) to reserve	857	(61)	796
Balance at end of period	$7,287	$1,106	$8,393

	Six months ended June 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(367)	—	(367)
Net increase (decrease) to reserve	647	(10)	637
Balance at end of period	$750	$1,263	$2,013

14.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component of comprehensive income for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$47,504	$(71,623)	$(24,119)	$55,418	$(71,623)	$(16,205)
Amounts recognized in other comprehensive income, net of taxes of $26.7 million and $31.0 million	(49,593)	—	(49,593)	(57,513)	—	(57,513)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $0.978 million and $0.981 million	1,815	—	1,815	1,821	—	1,821
Balance at the end of the period	$(274)	$(71,623)	$(71,897)	$(274)	$(71,623)	$(71,897)

The following table presents current period reclassifications out of accumulated other comprehensive income by component of comprehensive income for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013	Six months ended June 30, 2013	Income statement line item presentation
Realized (gains) losses on sale of securities	$2,793	$2,802	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(978)	(981)	Income tax expense (benefit)
Reclassified amount, net of tax	$1,815	$1,821

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

15.     Subsequent Events

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Three months ended			Three months ended
	June 30, 2013			March 31, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$806,129			$394,896			$410,533
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	4,714,823	$24,679	2.10%	2,790,039	$16,294	2.37%	2,823,055	$19,028	2.71%
Obligations of states and political subdivisions (tax exempt)	710,579	9,217	5.20%	541,014	6,595	4.94%	482,475	6,254	5.21%
Other securities and federal funds sold	504,343	4,459	3.55%	366,926	2,944	3.25%	392,394	2,756	2.82%
Total investment securities and federal funds sold	5,929,745	38,355	2.59%	3,697,979	25,833	2.83%	3,697,924	28,038	3.05%
Loans held for sale	17,394	143	3.30%	14,884	144	3.92%	22,731	238	4.21%
Loans, including loss share receivable	13,662,835	178,847	5.25%	9,695,926	99,006	4.14%	9,266,333	103,245	4.48%
Total earning assets	19,609,974	217,345	4.45%	13,408,789	124,983	3.78%	12,986,988	131,521	4.07%
Total allowance for loan losses	(146,565)			(141,735)			(143,565)
Other assets	2,541,164			1,321,593			1,304,558
Total assets	$22,810,702			$14,983,543			$14,558,514
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,095,977	$—	—%	$3,321,660	$—	—%	$3,144,183	$—	—%
Interest-bearing	2,347,155	656	0.11%	1,300,816	318	0.10%	1,060,771	236	0.09%
Savings and money market accounts	8,210,780	6,469	0.32%	5,835,750	5,315	0.37%	5,732,007	5,033	0.35%
Certificates and other time deposits	2,680,332	3,374	0.50%	1,331,558	2,063	0.63%	1,618,322	3,169	0.79%
Total deposits	18,334,244	10,499	0.23%	11,789,784	7,696	0.26%	11,555,283	8,438	0.29%
Securities sold under agreements to repurchase	927,451	329	0.14%	906,717	313	0.14%	920,352	276	0.12%
Wholesale borrowings	237,887	1,169	1.97%	136,298	850	2.53%	177,987	1,118	2.53%
Long-term debt	314,597	3,743	4.77%	155,506	1,748	4.56%	—	—	—%
Total interest-bearing liabilities	14,718,202	15,740	0.43%	9,666,645	10,607	0.45%	9,509,439	9,832	0.42%
Other liabilities	424,559			280,233			305,705
Shareholders’ equity	2,571,964			1,715,005			1,599,187
Total liabilities and shareholders’ equity	$22,810,702			$14,983,543			$14,558,514
Net yield on earning assets	$19,609,974	$201,605	4.12%	$13,408,789	$114,376	3.46%	$12,986,988	$121,689	3.77%
Interest rate spread			4.02%			3.34%			3.66%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$601,649			$394,634
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	3,757,748	$40,974	2.20%	2,852,550	$38,707	2.73%
Obligations of states and political subdivisions (tax exempt)	626,265	15,812	5.09%	459,640	12,118	5.30%
Other securities and federal funds sold	436,014	7,403	3.42%	382,184	5,494	2.89%
Total investment securities and federal funds sold	4,820,027	64,189	2.69%	3,694,374	56,319	3.07%
Loans held for sale	16,146	287	3.58%	24,607	522	4.27%
Loans, including loss share receivable	11,690,339	277,852	4.79%	9,242,105	206,400	4.49%
Total earning assets	16,526,512	342,328	4.18%	12,961,086	263,241	4.08%
Total allowance for loan losses	(144,164)			(143,096)
Other assets	1,930,584			1,314,888
Total assets	$18,914,581			$14,527,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$4,213,720	$—	—%	$3,090,386	$—	—%
Interest-bearing	1,826,876	974	0.11%	1,063,451	483	0.09%
Savings and money market accounts	7,029,826	11,784	0.34%	5,703,530	10,136	0.36%
Certificates and other time deposits	2,009,671	5,437	0.55%	1,656,284	6,693	0.81%
Total deposits	15,080,093	18,195	0.24%	11,513,651	17,312	0.30%
Securities sold under agreements to repurchase	917,141	642	0.14%	904,033	544	0.12%
Wholesale borrowings	187,373	2,019	2.17%	181,323	2,269	2.52%
Long-term debt	235,491	5,491	4.70%	—	—	—%
Total interest-bearing liabilities	12,206,378	26,347	0.44%	9,508,621	20,125	0.43%
Other liabilities	348,632			338,408
Shareholders’ equity	2,145,851			1,590,097
Total liabilities and shareholders’ equity	$18,914,581			$14,527,512
Net yield on earning assets	$16,526,512	$315,981	3.86%	$12,961,086	$243,116	3.77%
Interest rate spread			3.74%			3.66%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF SECOND QUARTER 2013 PERFORMANCE

Earnings Summary

The Corporation reported second quarter 2013 net income of $48.5 million, or $0.29 per diluted share. This compares with $37.3 million, or $0.33 per diluted share, for the first quarter 2013 and $30.6 million, or $0.28 per diluted share, for the second quarter 2012. Included in net income for the second quarter of 2013 were $29.3 million of one time pre-tax merger-related costs as well as a loss on sale of securities of $2.8 million resulting from the sale of securities acquired from Citizens. One time pre-tax merger costs for the first quarter of 2013 totaled $3.6 million and were recorded as noninterest expense.

    The Corporation completed its acquisition of Citizens headquartered in Flint, Michigan in the quarter ended June 30, 2013. The impact of the acquisition is reflected in the Corporation's financial information from Acquisition Date. The acquisition added $9.3 billion in assets, $4.6 billion in loans and $7.3 billion in deposits. The purchase price of the acquisition was $1.3 billion, including the exchange of Citizens' common stock for 55.5 million shares of the Corporation's outstanding common stock and $355.4 million paid to the U.S. Treasury for Citizens' preferred stock and unpaid dividends and interest. Citizens' results of operations are included in the results for the three and six month periods ending June 30, 2013 since the Acquisition Date. Additional information can be found in the Financial Condition section under the heading "Acquisitions".

Returns on average common equity (“ROE”) and average assets (“ROA”) for the second quarter 2013 were 7.56% and 0.85%, respectively, compared with 8.83% and 1.01%, respectively, for the first quarter 2013 and 7.69% and 0.84% for the second quarter 2012.

Net Interest Income

Net interest income on a fully tax-equivalent (“FTE”) basis was $201.6 million in the second quarter 2013 compared with $114.4 million in the first quarter 2013 and $121.7 million in the second quarter 2012.

Net interest margin was 4.12% for the second quarter 2013 compared with 3.46% for the first quarter 2013 and 3.77% for the second quarter 2012.  Net interest margin in the second quarter 2013 was impacted by the net accretion of the fair value adjustments on the acquired loans and certificates of deposits.

Average originated loans were $8.9 billion during the second quarter 2013, an increase of $142.4 million, or 1.63%, compared with the first quarter 2013, and an increase of $936.6 million, or 11.79%, compared with the second quarter 2012. Average originated commercial loans increased $29.1 million, or 0.50%, compared with the prior quarter, and increased $614.6 million, or 11.65%, compared with the year ago quarter.

Average deposits were $18.3 billion during the second quarter 2013, an increase of $6.5 billion, or 55.51%, compared with the first quarter 2013, and an increase of $6.8 billion, or 58.67%, compared with the second quarter 2012. Average balances include Citizens' deposit portfolio since the Acquisition Date. During the second quarter 2013, average core deposits, which exclude time deposits, increased $5.2 billion, or 49.68%, compared with the first quarter 2013 and increased $5.7 billion, or 57.53%, compared with the second quarter 2012. Average time deposits increased $1.3 billion, or 101.29%, and increased $1.1 billion, or 65.62%, respectively, over prior and year-ago quarters. For the second quarter 2013, average core deposits accounted for 85.38% of total average deposits, compared with 88.71% for the first quarter 2013 and 85.99% for the second quarter 2012.

Average investments increased $2.2 billion, or 60.35%, compared with the first quarter 2013 and increased $2.2 billion, or 60.35% compared with the second quarter 2012.

Noninterest Income

Noninterest income for the second quarter 2013, excluding losses on securities transactions of $2.8 million related to dispositions of securities acquired from Citizens, was $72.2 million, an increase of $14.8 million, or 25.84%, from the first quarter 2013 and an increase of $17.5 million, or 31.93%, from the second quarter 2012. Included in noninterest income in the second quarter of 2013, the first quarter of 2013 and the second quarter of 2012 was approximately $1.0 million, $5.0 million and $2.6 million of gains on covered loans paid in full, respectively.

Other income, excluding net securities gains and losses, as a percentage of net revenue for the second quarter 2013 was 26.38% compared with 33.42% for first quarter 2013 and 31.03% for the second quarter 2012. Net revenue is defined as net interest income, on an FTE basis, plus other income, excluding gains and losses from securities sales.

Noninterest Expense

Noninterest expense for the second quarter 2013 was $189.6 million, an increase of $82.7 million, or 77.36%, from the first quarter 2013 and an increase of $70.6 million, or 59.26%, from the second quarter 2012. Included in noninterest expense in the second quarter of 2013 and first quarter of 2013 were one-time merger related costs associated with the Citizens acquisition of $29.3 million and $3.6 million, respectively. The majority of these one time costs were from severance arrangements and professional and legal services rendered in connection with the merger. The Corporation's efficiency ratio was 68.37% for the second quarter 2013, compared with 62.06% for the first quarter 2013 and 67.21% for the second quarter 2012.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of acquisition accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Impaired acquired and covered loans are considered to be performing due to the application of the accretion method under acquisition accounting.

Net charge-offs on originated loans totaled $3.3 million, or 0.15% of average originated loans in the second quarter 2013, compared with $5.9 million, or 0.27% of average originated loans, in the first quarter 2013 and $8.8 million, or 0.44% of average originated loans, in the second quarter 2012.

Nonperforming assets totaled $66.2 million at June 30, 2013, an increase of $13.9 million, or 26.70%, compared with March 31, 2013 and an increase of $5.1 million, or 8.34%, compared with June 30, 2012. Nonperforming assets at June 30, 2013 represented 0.72% of period-end originated loans plus other real estate compared with 0.59% at March 31, 2013 and 0.75% at June 30, 2012.

The allowance for originated loan losses totaled $98.6 million at June 30, 2013. At June 30, 2013, the allowance for originated loan losses was 1.08% of period-end originated loans compared with 1.13% at

March 31, 2013 and 1.28% at June 30, 2012. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.17% of period end originated loans at June 30, 2013, compared with 1.18% at March 31, 2013 and 1.35% at June 30, 2012. The allowance for credit losses to nonperforming loans was 234.82% at June 30, 2013, compared with 254.32% at March 31, 2013 and 234.57% at June 30, 2012.

Balance Sheet

The Corporation’s total assets at June 30, 2013 were $23.5 billion, an increase of $8.3 billion, or 54.08%, compared with March 31, 2013 and an increase of $8.9 billion, or 60.94%, compared with June 30, 2012.

Total deposits were $19.1 billion at June 30, 2013, an increase of $7.2 billion, or 60.32%, from March 31, 2013 and an increase of $7.5 billion, or 64.60%, from June 30, 2012. Core deposits totaled $16.3 billion at June 30, 2013, an increase of $5.7 billion, or 53.47%, from March 31, 2013 and an increase of $6.3 billion, or 62.42%, from June 30, 2012.

Shareholders’ equity was $2.7 billion as of June 30, 2013 and $1.8 billion as of March 31, 2013 and $1.6 billion as of June 30, 2012. The increases mainly reflect the addition of $928.3 million in equity from the Citizen acquisition. The Corporation maintained a strong capital position as tangible common equity to assets was 7.61% at June 30, 2013, compared with 8.03% at March 31, 2013 and 8.01% at June 30, 2012. The common cash dividend per share paid in the second quarter 2013 was $0.16.

SUPERVISION AND REGULATION

In response to the worldwide economic and credit conditions, and in efforts to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and implementation of a number of programs and regulations. The most comprehensive of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.

The preemption of certain state laws previously granted to national banking associations by the OCC under the National Bank Act have been limited, especially with respect to consumer laws. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. The Corporation is also subject to regulation by the new Bureau of Consumer Financial Protection (the “Bureau” or "CFPB"). The Bureau has the power to examine the Corporation and to make and interpret the rules under the various consumer financial laws, and to enforce such laws and rules.
On July 31, 2013, a United States District Court in Washington D.C., granted summary judgment to several retailers and retail trade associations regarding their claims that the Federal Reserve had not properly evaluated and set debit card interchange fees consistent with the Durbin Amendment to the Dodd-Frank Act. If this ruling stands, the Federal Reserve may revisit its interchange fees analysis and may further decrease permissible interchanges fees from those it initially determined under the Durbin Amendment, which could adversely affect our revenue from these activities.

Many aspects of the Dodd-Frank Act remain subject to intensive agency rulemaking and subsequent public comment prior to implementation, and it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. It is likely, however, that the Corporation’s expenses will increase as a result of new compliance requirements.

On June 10, 2013, the Bank became subject to the Dodd-Frank Act requirements to centrally clear certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real time reporting, additional agreements and other regulatory constraints. The CME Group Inc. (Chicago Mercantile Exchange) and LCH.Clearnet Group Ltd. are the Bank's approved clearing houses.
New Capital Rules

In July 2013, the Federal Reserve and the OCC jointly adopted final rules to implement the Basel Committee on Banking Supervision's (the “Basel Committee”) regulatory capital reforms ("Basel III") and regulatory capital changes required by the Dodd-Frank Act.

These changes will apply to the Corporation and the Bank. Among other things, the rules include new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Consistent with the Basel III framework, the rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%. A new common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets is being phased-in over a transition period ending December 31, 2018. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations. The required total risk based capital ratio will not change. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

Management is evaluating the new rules and their effects on the Corporation, but Management believes the Corporation will remain "well-capitalized” under the new rules. The new rules generally will be effective for the Corporation and the Bank beginning January 1, 2015. There are various transition rules. Other changes are being considered and the Federal Reserve and the other federal banking agencies have not yet proposed rules implementing Basel III's liquidity rules.

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Corporation and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets (“medium sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Medium-sized companies, including the Corporation and the Bank, are required to conduct annual company-run stress tests beginning Fall 2013 under rules the federal bank regulatory agencies issued in October 2012. The first stress tests by medium sized companies currently are due to be submitted to the regulators in early March 2014.

Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization's current condition, risks, exposures, strategies, and activities, and such factors as the regulators may request of a specific organization. These are tested against baseline, adverse, and severely adverse scenarios specified by the Federal Reserve for the Corporation and by the OCC for the Bank.

The banking agencies issued “Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets" on May 17, 2012. On July 30, 2013, the federal banking agencies issued “Proposed Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion,” which describes supervisory expectations for stress tests by medium sized companies.

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Corporation is in the process of preparing for our initial stress tests.

Other Legislation

Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the Corporation's cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation is enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries.

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

Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and Bank Holding Company ("BHC") capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve's Comprehensive Capital Analysis and Review ("CCAR") process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity, and the new Basel III rules include a common equity Tier I capital to risk-weighted assets capital ratio. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the Tier 1 common equity measure including on a risk-weighted basis. Tangible common equity and Tier 1 common equity are not formally defined by U.S. GAAP. Accordingly, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators assess the Corporation's capital adequacy using tangible common shareholders' equity and Tier 1 common equity, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on these same bases.
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of the risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
The Corporation currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the Basel Committee's 1988 Capital Accord ("Basel I"). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. The calculations provided below are estimates, based on the Corporation's current understanding of the framework, including the Corporation's reading of the requirements, and informal feedback received through the regulatory process. The Corporation's understanding of the Federal Reserve's and the OCC's July 2013 Basel III capital rules is evolving and will likely change as the Corporation gains more experience with the new regulations before these become effective on January 1, 2015. Because the Basel III rules are not formally defined by U.S. GAAP, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation's disclosed calculations. Since analysts and banking regulators may assess the Corporation's capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on the same basis.
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

GAAP to Non-GAAP Reconciliations
		June 30, 2013	December 31, 2012	June 30, 2012
		(Dollars in thousands)
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,650,909	$1,645,202	$1,600,815
Less:	Intangible assets	88,419	6,373	7,274
	Goodwill	734,382	460,044	460,044
	Preferred Stock	100,000	—	—
Tangible common equity (non-GAAP)		$1,728,108	$1,178,785	$1,133,497
Total assets (GAAP)		23,532,129	14,913,012	14,621,344
Less:	Intangible assets	88,419	6,373	7,274
	Goodwill	734,382	460,044	460,044
Tangible assets (non-GAAP)		$22,709,328	$14,446,595	$14,154,026
Tangible common equity to tangible assets ratio (non-GAAP)		7.61%	8.16%	8.01%
Tier 1 common equity (1)
Shareholders' equity (GAAP)		$2,650,909	$1,645,202	$1,600,815
Plus:	Net unrealized (gains) losses on available-for-sale securities	274	(55,418)	(59,187)
	Losses recorded in AOCI related to defined benefit postretirement plans (6)	71,623	71,623	77,612
	Trust Preferred	74,499	—	—
Less:	Goodwill	734,382	460,044	460,044
	Intangible assets	88,419	6,373	7,274
	Disallowed deferred tax asset	130,693	—	—
	Other adjustments (4)	2,841	1,802	1,663
Tier 1 capital (regulatory)		1,840,970	1,193,188	1,150,259
Less:	Preferred stock	100,000	—	—
Tier 1 common equity (non-GAAP)		$1,740,970	$1,193,188	$1,150,259
Risk-weighted assets (regulatory)		$16,152,240	$10,607,832	$10,093,465
Tier 1 common equity ratio (non-GAAP)		10.78%	11.25%	11.40%
Basel III Tier 1 Common Ratio (2)
Shareholders' equity (GAAP)		$2,650,909	$1,645,202	$1,600,815
Less:	Non-qualifying goodwill	734,382	460,044	460,044
	Non-qualifying intangible assets (3)	88,419	6,373	7,274
	Other adjustments (4)	2,841	1,802	1,663
Basel III tier 1 capital (regulatory)		1,825,267	1,176,983	1,131,834
Less:	Preferred stock	100,000	—	—
Basel III tier 1 common equity (regulatory)		$1,725,267	$1,176,983	$1,131,834
Basel III risk-weighted assets (regulatory) (5)		$16,411,917	$10,607,832	$10,093,465
Basel III tier 1 common equity ratio (non-GAAP)		10.51%	11.10%	11.21%

(1)
Tier 1 common equity is a measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews this measure along with other measures of capital as part of its internal financial analysis.

(2)	Estimate based on July 2013 Notice of Final Rule by the Federal Reserve and the OCC.

(3)
Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets on a phased in basis with a 40% reduction beginning January 1, 2015 with a 100% reduction beginning January 1, 2018. These assets are partially allowed in Basel I capital.

(4)	These include adjustments to other comprehensive income related to threshold deductions and other adjustments.

(5)
The Corporation continues to develop systems and internal controls to calculate risk-weighted assets as required by Basel III. The amount included above is an approximation, based on our understanding of the requirements.

(6)
Management is in the process of determining whether or not the Corporation will make a one-time "opt-out" election, allowing such banking organizations consistent, with the July 2013 Basel III regulatory rules, to exclude most AOCI elements from regulatory capital. This opt-out election is available only to banking organizations not subject to the advanced approaches rule and must be made in the first Consolidated Reports of Condition and Income (call report) or FR-Y9 series report filed after a banking organization becomes subject to the final rule.

GAAP to Non-GAAP Reconciliations, continued
		Three months ended		Six months ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(Dollars in thousands)
Fee Income and Efficiency Ratios
Other expense (GAAP)		$189,640	$119,077	$296,565	$232,845
Significant items:
Less:	Intangible asset amortization	2,411	483	2,728	966
	Other intangible asset amortization	—	—	—	—
	Adjusted other expense (non-GAAP)	$187,229	$118,594	$293,837	$231,879
Net interest income (FTE) (non-GAAP)		$201,605	$121,689	$315,980	$243,116
Other income (GAAP)		69,439	55,301	126,832	107,027
Significant Items:
Less:	Securities gains (losses)	(2,794)	548	(2,803)	808
	Adjusted other income (non-GAAP)	72,233	54,753	129,635	106,219
	Adjusted revenue (non-GAAP)	$273,838	$176,442	$445,615	$349,335
Fee income ratio (non-GAAP)		26.38%	31.03%	29.09%	30.41%
Efficiency ratio (non-GAAP)		68.37%	67.21%	65.94%	66.38%

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

Net interest income for the three months ended June 30, 2013 was $198.0 million compared to $118.9 million for three months ended June 30, 2012 and $309.4 million compared to $237.7 million for the six months ended June 30, 2013 and 2012, respectively.

For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a financial measure that is calculated and presented other than in accordance with U.S. GAAP and is widely used by financial services organizations. Therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment was $3.6 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively and $6.6 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively.

Net interest income presented on an FTE basis for the three months ended June 30, 2013 increased $79.9 million or 65.67% to $201.6 million compared to $121.7 million for the three months ended June 30, 2012 and increased $72.9 million or 29.99% to $316.0 million for the six months ended June 30, 2013, compared to $243.1 million for the six months ended June 30, 2012. Net interest margin in the current period was impacted by the net accretion of the fair value adjustments on the acquired loans and certificates of deposits.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Three months ended June 30,			Six months ended June 30,
	2013 and 2012			2013 and 2012
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	( Dollars in thousands)			( Dollars in thousands)
INTEREST INCOME -FTE
Investment securities and federal funds sold:
Taxable	$11,713	$(4,359)	$7,354	$11,766	$(7,590)	$4,176
Tax-exempt	2,959	4	2,963	4,226	(532)	3,694
Loans held for sale	(50)	(45)	(95)	(159)	(76)	(235)
Loans	55,243	20,359	75,602	57,503	13,949	71,452
Total interest income -FTE	69,865	15,959	85,824	73,336	5,751	79,087
INTEREST EXPENSE
Interest on deposits:
Interest bearing	347	73	420	395	96	491
Savings and money market accounts	1,996	(560)	1,436	2,249	(601)	1,648
Certificates and other time deposits ("CDs")	1,599	(1,394)	205	1,243	(2,499)	(1,256)
Securities sold under agreements to repurchase	3	50	53	8	90	98
Wholesale borrowings	326	(275)	51	74	(324)	(250)
Long-term debt	3,743	—	3,743	5,491	—	5,491
Total interest expense	8,014	(2,106)	5,908	9,460	(3,238)	6,222
Net interest income - FTE	$61,851	$18,065	$79,916	$63,876	$8,989	$72,865

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The net interest margin is calculated by dividing net interest income - FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non-interest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment.

The following table provides FTE net interest income and net interest margin totals for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Net interest income	$198,031	$118,923	$309,379	$237,710
Tax equivalent adjustment	6,601	2,766	6,601	5,407
Net interest income - FTE	$201,605	121,689	315,980	243,117
Average earning assets	$19,609,974	$12,986,988	$16,526,512	$12,961,086
Net interest margin	4.12%	3.77%	3.86%	3.77%

The average yield on earning assets increased from 4.07% in the second quarter of 2012 to 4.45% in the second quarter of 2013. Average earning assets include Citizens' assets from the date of acquisition resulting in the overall increase in total quarterly average earning assets. The net accretion of the fair value adjustments on the acquired loans and certificates of deposits resulted in an increase in average yield during the second quarter of 2013, thereby causing interest income to increase $85.8 million from year-ago levels. Quarterly average balances for investment securities were also up from the year ago quarter increasing investment interest income by $14.7 million, while lower rates earned on the securities decreased investment interest income by $4.4 million year over year. Higher quarterly average loans outstanding, which include Citizens' loan portfolio from the date of acquisition, increased loan interest income by $55.2 million and higher yields earned on the acquired loans increased loan interest income by $20.4 million from year-ago levels. Outstanding balances on quarterly average deposits increased as a result of the acquisition of Citizens' deposit portfolio. The increase in average balances were partially offset by lower rates paid on deposits causing a net increase of $2.1 million in interest expense for the three months ended June 30, 2013. Quarterly average long-term debt issued in the first quarter of 2013 caused interest expense to increase by $3.7 million during the three months ended June 30, 2013. The cost of funds for the year as a percentage of average earning assets remained flat at 0.08% for the three months ended June 30, 2012 and June 30, 2013.
Other Income

Excluding investment securities transactions, other income for the three months and six months ended June 30, 2013 totaled $72.2 million and $129.6 million, respectively, compared with $54.8 million and $106.2 million in the same periods one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less securities transactions) was 26.38% for the three months ended June 30, 2013 compared to 31.03% for the same three month period one year ago and 29.09% for the six months ended June 30, 2013 compared to 30.41% for the same six month period one year ago. Except as noted below, the Citizens acquisition is primarily contributing to the quarter over quarter increase of $14.8 million or 25.84% and the year over year increase of $23.4 million or 22.05%.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Trust department income	$9,167	$5,730	$14,907	$11,357
Service charges on deposits	20,582	14,478	33,168	28,887
Credit card fees	14,317	11,216	24,540	21,396
ATM and other service fees	4,945	3,890	8,280	7,680
Bank owned life insurance income	3,641	2,923	8,538	5,979
Investment services and life insurance	3,429	2,388	5,844	4,635
Investment securities (losses)/gains, net	(2,794)	548	(2,803)	808
Loan sales and servicing income	7,985	5,139	15,848	11,830
Other operating income	8,167	8,989	18,510	14,455
	$69,439	$55,301	$126,832	$107,027

Losses of $2.8 million were realized on the sale of investment securities in the second quarter of 2013 as a result of the sale of approximately $2.2 billion of investments acquired in the merger with Citizens. Certain acquired investments were sold to reduce prepayment and credit risk with reinvestment of approximately $1.5 billion and liquidation of high-cost borrowings in the amount of $695.0 million. Loan sales and servicing income in the three months ended June 30, 2012 included $1.3 million in impairment charges on mortgage servicing rights. The rise in rates year over year resulted in an $0.8 million recovery of impairment charges on mortgage servicing rights during the three months ended June 30, 2013.

Bank owned life insurance income increased $2.6 million or 42.80% from the first six months of 2012 as a result of a death benefit received in the first quarter of 2013. Other operating income increased $4.1 million or 28.05% from the first six months of 2012. Included in other operating income for the six months ended June 30, 2013 was $5.0 million in gains from covered loan payoffs and related income compared to $3.0 million in gains in the six months ended June 30, 2012. Gains on covered loan payoffs represent the difference between the credit mark on the paid-off loans less the remaining associated indemnification asset.

Other Expenses

Other expenses for the three and six months ended June 30, 2013 totaled $189.6 million and $296.6 million, respectively, compared with $119.1 million and $232.8 million in the same periods one year ago. Except as noted below, the Citizens acquisition is primarily contributing to the quarter over quarter increase of $70.6 million or 59.26% and the year over year increase of $63.7 million or 27.37%.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Salaries and wages	$85,680	$48,766	$132,071	$94,476
Pension and employee benefits	19,419	12,832	30,933	31,095
Net occupancy expense	13,346	7,971	21,628	16,563
Equipment expense	10,309	7,598	17,659	14,702
Taxes, other than federal income taxes	2,891	2,020	4,814	3,975
Stationery, supplies and postage	3,407	2,285	5,503	4,428
Bankcard, loan processing, and other costs	12,417	8,858	20,257	16,511
Advertising	3,745	2,280	5,814	3,964
Professional services	17,144	9,307	22,554	12,659
Telephone	2,728	1,379	3,905	2,777
Amortization of intangibles	2,411	483	2,728	966
FDIC expense	4,149	3,463	7,675	7,183
Other operating expense	11,994	11,835	21,024	23,546
	$189,640	$119,077	$296,565	$232,845

Total salaries and wages and pension and employee benefits increased $43.5 million or 70.62% compared to the prior year ago quarter and increased $37.4 million or 29.81% compared to the same year ago period. The increases are mainly due to additional full time equivalent employees, additional incentive expense and salary increases associated with the Citizens acquisition. Included in this amount is $18.4 million in merger-related retention and severance costs. Additionally, pension expense decreased $3.1 million quarter over quarter and $6.1 million year over year as a result of the qualified defined benefit pension plan being frozen effective December 31, 2012 resulting in no benefits accruing after December 31, 2012. Professional services expense for the three and six months ended June 30, 2013 included one-time merger related costs of $9.5 million and $12.6 million, respectively. Other merger-related and integration costs include $0.3 million in stationary and supplies and $0.4 million in advertising.

The efficiency ratio for the second quarter of 2013 was 68.37% compared to 67.21% in the same period of 2012. Net revenue is defined as net interest income, on an FTE basis, plus other income less gains from the sales of securities.

Income Taxes

Income tax expense was $22.1 million and $12.4 million for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the three months ended June 30, 2013 was 31.30% compared to 28.79% for the three months ended June 30, 2012.

Income tax expense was $36.6 million and $24.7 million for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the six months ended June 30, 2013 was 29.90% compared to 28.85% for the six months ended June 30, 2012.
LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 8 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results for the three and six months ended June 30, 2013 and 2012. Except as noted below, the Citizens acquisition is primarily contributing to the period over period variances.

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss) - FTE	$110,604	$177,045	$89,701	$136,132	$3,774	$7,549	$(2,474)	$(4,746)	$201,605	$315,980
Provision for loan losses	2,120	6,886	2,101	6,174	(42)	166	3,130	4,030	7,309	17,256
Other income	20,895	40,127	33,330	57,718	12,821	21,131	2,393	7,856	69,439	126,832
Other expenses	51,891	94,918	85,512	138,419	13,832	24,006	38,405	39,222	189,640	296,565
Net income (loss)	49,783	73,805	23,021	32,016	1,824	2,930	(26,178)	(22,955)	48,450	85,796
AVERAGES:
Assets	8,852,267	7,800,594	5,006,423	4,016,956	263,454	250,206	8,688,558	6,846,825	22,810,702	18,914,581
Loans (noncovered and covered)	8,737,762	7,713,431	4,613,188	3,680,252	228,597	225,930	83,288	70,726	13,662,835	11,690,339
Earnings assets	8,924,876	7,875,314	4,638,416	3,705,414	228,622	225,957	5,818,060	4,719,827	19,609,974	16,526,512
Deposits	5,627,946	4,570,272	11,663,874	9,551,733	812,645	778,744	229,779	179,344	18,334,244	15,080,093
Economic Capital	563,672	513,039	240,984	226,878	75,411	62,529	1,691,897	1,343,405	2,571,964	2,145,851

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2012	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss) - FTE	$65,297	$129,970	$53,287	$107,564	$4,590	$9,189	$(1,485)	$(3,607)	$121,689	$243,116
Provision for loan losses	3,465	12,570	1,728	4,265	(24)	201	7,027	9,221	12,196	26,257
Other income	18,047	32,356	24,177	49,443	8,392	16,460	4,685	8,768	55,301	107,027
Other expenses	40,128	83,479	56,784	115,830	9,792	20,007	12,373	13,529	119,077	232,845
Net income (loss)	25,304	42,013	12,319	23,992	2,090	3,536	(9,128)	(8,612)	30,585	60,929
AVERAGES:
Assets	6,364,148	6,346,311	2,918,710	2,914,532	237,548	237,060	5,038,108	5,029,609	14,558,514	14,527,512
Loans (noncovered and covered)	6,335,933	6,321,190	2,642,000	2,638,351	223,903	223,517	64,497	59,047	9,266,333	9,242,105
Earnings assets	6,436,799	6,416,955	2,673,725	2,671,895	223,928	223,543	3,652,536	3,648,693	12,986,988	12,961,086
Deposits	3,203,039	3,171,118	7,529,162	7,497,015	705,824	702,262	117,258	143,256	11,555,283	11,513,651
Economic Capital	392,352	389,712	209,979	212,122	49,521	48,813	947,335	939,450	1,599,187	1,590,097

Loan growth in the originated loan portfolio and lower losses on loans during the three months ended June 30, 2013 resulted in an increase in the commercial segment's net income of $24.5 million to $49.8 million. FTE adjusted net interest income for the commercial segment totaled $110.6 million for the three months ended June 30, 2013 compared to $65.3 million for the three months ended June 30, 2012, an increase of $45.3 million, or 69.39%. Provision for credit losses for the commercial segment totaled $2.1 million for the three months ended June 30, 2013 compared to $3.5 million for the three months ended June 30, 2012, a decrease of $1.3 million, or 38.82%. The continued decline in provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $4.8 million to $0.2 million for the three months ended June 30, 2013. The remaining provision covered substantial loan growth in originated loans. Non-interest income was $20.9 million for the three months ended June 30, 2013 compared to $18.0 million for the same period in 2012. Lower gains realized on covered loans paid in full partially offset the period over period increase resulting from the acquisition of Citizens. Non-interest expense for the commercial segment was $51.9 million for the three months ended June 30, 2013 compared to $40.1 million for the same period of 2012. Growth in expenses was driven by the build-out of specialized banking capabilities which was partially offset by the results of management's efficiency initiative.

The retail segment's net income increased $10.7 million for the three months ended June 30, 2013 to $23.0 million compared to three months ended June 30, 2012. FTE adjusted net interest income totaled $89.7 million for the three months ended June 30, 2013 compared to $53.3 million for the three months ended June 30, 2012, an increase of $36.4 million or 68.34%. Provision for credit losses totaled $2.1 million for the three months ended June 30, 2013 compared to $1.7 million for the three months ended June 30, 2012, an increase of $0.4 million. Net charge-offs declined $0.6 million to $3.1 million for the three months ended June 30, 2013. Non-interest income was $33.3 million for the three months ended June 30, 2013 compared to $24.1 million for the three months ended June 30, 2012, an increase of $9.2 million, or 37.86%. Lower service charges on deposits driven by the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on ATM interchange fees partially offset the increase in expense attributable to the Citizen's acquisition. Noninterest expense increased $28.7 million, or 50.59%, to $85.5 million for the three months ended June 30, 2013 compared to $56.8 million for the three months ended June 30, 2012. The results of management's efficiency initiative partially offset the increase in expense attributable to the Citizen's acquisition.
The wealth segment's net income of $1.8 million for the three months ended June 30, 2013 was essentially unchanged compared to the three months ended June 30, 2012.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the parent company, community development operations, treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net operating loss of $26.2 million for the three months ended June 30, 2013, a decline of
$17.0 million compared to the three months ended June 30, 2012. The decrease was attributable to nonrecurring expenses related to the Citizen's acquisition, partially offset by lower expenses as a result of management's successful efficiency initiative.

FINANCIAL CONDITION

Acquisitions

On April 12, 2013, the Corporation completed the merger with Citizens pursuant to the Merger Agreement, which resulted in all of Citizens common stock being converted into the right to receive 1.37 shares of the Corporation's common stock. The conversion of Citizens' common stock into the Corporation's common stock resulted in the Corporation issuing 55,468,283 shares of its common stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300 million of Citizens preferred stock plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023 and $100 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit common stock.

The Citizens transaction was accounted for using the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Per the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

Preliminary goodwill of $274.3 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange. As of June 30, 2013, the preliminary goodwill remains unallocated to the Corporation’s reporting units due to the short time between the date of the merger transaction and the end of the second quarter of 2013.

The following tables provide the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value:

Purchase Price (in thousands, except share data):
FirstMerit common stock shares issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's common stock on April 12, 2013			$16.68
Consideration from common stock conversion (1.37 ratio)			$925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643
Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment Securities	3,202,577
Loans	4,624,292
Premises and equipment	138,766
Intangible assets	84,774	1
Accrued interest receivable and other assets	678,910
Total assets	$9,273,699
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	78,816
Total liabilities	$8,264,394
Net identifiable assets acquired			1,009,305
Goodwill			$274,338

1 - Intangible assets consist of core deposit intangibles of $70.8 million, net trust relationships of approximately $14.0 million, The useful life for which the core deposit intangible and the trust relationships are amortized over is 15 and 12 years, respectively.

As part of the merger, the Corporation assumed Citizens' Federal Home Loan Bank ("FHLB") advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of approximately $591.9 million in principal and approximately $60.6 million in prepayment penalty. The two retained FHLB advances total $60.0 million and approximately $5.6 million in prepayment penalty as of June 30, 2013 and have fixed rates of 3.29% and 3.39% and mature on May 16, 2016. FHLB advances are reflected in the line item "Federal funds purchased and securities sold under agreements to repurchase" on the Consolidated Balance Sheets.

Additional information can be found in Note 2 (Business Combinations).

Integration Update

The integration of Citizens into the Corporation continues to progress as scheduled. Professional consulting groups have been assisting the Corporation with the integration and accounting matters related to the transaction. The main systems conversion is currently scheduled for the fourth quarter of 2013.

One-time merger costs incurred to-date totaled approximately $38.7 million. Management expects a total of approximately $79.4 million in one time pre-tax merger costs related to the Citizens acquisition.

To date the Corporation has achieved merger-related cost savings related mainly to reduction in headcount. The timeline for realization of these expected cost synergies remains on track and Management remains confident it will meet its total projected annual cost saves of $59.0 million.

Investment Securities

At June 30, 2013, total investment securities were $6.1 billion compared to $3.7 billion at December 31, 2012 and June 30, 2012. Available-for-sale securities were $3.3 billion, $2.9 billion and $3.2 billion as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. During the second quarter, the Corporation acquired $3.2 billion of investment securities from the merger with Citizens. Shortly after acquisition, approximately $2.2 billion of these securities were sold to reduce prepayment and credit risk. A loss of approximately $2.8 million was realized in the current quarter as a result of these sales.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation's investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, mortgage-backed securities ("MBSs"), corporate bonds, and collateralized loan obligations. During the quarter ended June 30, 2013, the Bank began purchasing collateralized loan obligations into its available for sale portfolio. Approximately $159.9 million of collateralized loan obligations have been purchased as of June 30, 2013. These securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation's asset liability risk position.

Held-to-maturity securities totaled $2.6 billion at June 30, 2013 compared to $622.1 million and $352.2 million at December 31, 2012 and June 30, 2012, respectively. Available-for-sale securities increased $378.4 million from December 31, 2012 to June 30, 2013 and increased $83.0 million from June 30, 2012 to June 30, 2013. Held-to-maturity securities increased $1.9 billion and $2.2 billion from December 31, 2012 to June 30, 2013 and from June 30, 2012 to June 30, 2013, respectively. This movement in the investment portfolio was in response to potential future changes in regulatory capital rules.

Other investments consist primarily of FHLB and FRB stock and totaled $267.6 million at June 30, 2013, and $140.7 million at December 31, 2012 and June 30, 2012. FRB stock of $31.2 million and FHLB stock of $95.6 million were acquired from the merger with Citizens.

The investment securities portfolio was in a net unrealized loss position of $12.4 million at June 30, 2013, compared to a net unrealized gain position of $72.2 million and $80.9 million at December 31, 2012 and June 30, 2012, respectively. Gross unrealized losses were $57.2 million as of June 30, 2013, compared to $12.9 million and $14.1 million at December 31, 2012 and June 30, 2012, respectively. This increase in gross unrealized loss positions on temporarily impaired investment securities was primarily due to an increase in interest rates in the second quarter of 2013, relative to the interest rate environment when the investment securities were purchased. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, state and municipal bond holdings, and corporate bonds.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Total loans held at June 30, 2013 were $14.2 billion compared to $9.8 billion at December 31, 2012 and $9.4 billion at June 30, 2012. The increase is a result of the acquisition of Citizens (See Note 2 (Business Combinations). These loans, which are presented as acquired loans, were recorded at estimated fair value at the Acquisition Date in the amount of $4.6 billion with no carryover of the related allowance for loan losses. Loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest, which are presented as covered loans, are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance for loan losses and are accounted for as acquired impaired loans.

Originated Allowance for Loans Losses

Total originated loans increased from December 31, 2012 by $401.0 million, or 4.59%, and increased from June 30, 2012 by $1.0 billion, or 12.75%. This increase was driven primarily by higher commercial loans, which increased 2.24% from December 31, 2012 and 10.97% from June 30, 2012 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of June 30, 2013, leases totaled $188.4 million compared to $139.2 million and $84.5 million at December 31, 2012 and June 30, 2012, respectively, resulting in increases of $49.1 million, or 35.28%, from December 31, 2012 to June 30, 2013 and $103.8 million, or 122.88%, from June 30, 2012 to June 30, 2013. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates during 2012 contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased from December 31, 2012 by $17.2 million, or 3.87%, and increased from June 30, 2012 by $24.3 million, or 5.54%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2012 by $39.0 million, or 4.83%, and increased from June 30, 2012 by $78.2 million, or 10.20%. Installment loans increased from December 31, 2012 by $168.4 million, or 12.68%, and increased from June 30, 2012 by $233.8 million, or 18.51%.

Total covered loans, including the loss share receivable, decreased from December 31, 2012 and June 30, 2012 by $258.7 million, or 25.38%, and $511.5 million, or 40.21%, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding originated loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

	June 30, 2013	December 31, 2012	June 30, 2012
(Dollars in thousands)
Commercial	$5,997,812	$5,866,489	$5,404,971
Residential mortgage	462,427	445,211	438,147
Installment	1,496,663	1,328,258	1,262,877
Home equity	845,051	806,078	766,840
Credit card	142,319	146,387	142,586
Leases	188,353	139,236	84,507
Total originated loans (a)	9,132,625	8,731,659	8,099,928
Allowance for originated loan losses	(98,645)	(98,942)	(103,849)
Net originated loans	$9,033,980	$8,632,717	$7,996,079
(a) Includes remaining loans outstanding acquired in 2010 from FirstBank of $52.9 million, $54.2 million, $67.9 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
respectively.
The Corporation has approximately $3.4 billion of loans secured by real estate. Approximately 92.82% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition. These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“non-impaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration at origination and if it is probable all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting. The difference between the fair value of a non-impaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments.

The fair value estimates for acquired loans is based on expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. The difference between the fair value of a non-impaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Non-impaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

The excess of an acquired impaired loan's contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess of cash flows expected to be collected over the carrying amount of the acquired impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired impaired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans. Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as nonperforming or impaired loans based on acquired impaired loan accounting.

Over the life of acquired impaired loans, the Corporation evaluates the remaining contractual required payments receivable and estimates cash flows expected to be collected. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Dates. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period's estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the allowance for loan losses.

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance for loan losses and are accounted for as acquired impaired loans as described above. A loss share receivable was recorded at the Acquisition Date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. The loss share receivable continues to be measured on the same basis as the related covered loans. Deterioration in the credit quality of the covered loans (recorded as an adjustment to the covered allowance for loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of comprehensive income. Increases in the credit quality or cash flows of covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Originated Loans

The Corporation maintains what Management believes is an adequate originated allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Note 1 (Summary of Significant Accounting Policies) and note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements provide detailed information regarding the Corporation's credit policies and practices.

The Corporation uses a vendor-based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five-year historical performance data while the other one uses two year historical data. The calculated rate is the average cumulative expected loss of the two- and five-year data set. As a result, this approach lends more weight to the more recent performance.

Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio's collectability characteristics not captured by historical loss data.

At June 30, 2013, the allowance for originated loan losses was $98.6 million, or 1.08% of originated loans outstanding, compared to $98.9 million, or 1.13% and $103.8 million, or 1.28% at December 31, 2012 and June 30, 2012, respectively. The allowance equaled 216.97% of nonperforming loans at June 30, 2013 compared to 269.69% and 222.44% at December 31, 2012 and June 30, 2012. The additional reserves related to qualitative risk factors totaled $34.4 million at June 30, 2013 compared to $32.3 million and $20.4 million at December 31, 2012 and June 30, 2012, respectively. Nonperforming loans have increased by $8.8 million or 23.92% when compared to December 31, 2012 but decreased by $1.2 million or 2.62% when compared to June 30, 2012.

Net charge-offs on originated loans were $3.3 million and 0.15% of average originated loans outstanding during the three months ended June 30, 2013 compared to $8.8 million and 0.44% of average originated loans outstanding during the three months ended June 30, 2012. Losses are charged against the allowance for loan losses as soon as they are identified.

The reserve for unfunded lending commitments at June 30, 2013, December 31, 2012 and June 30, 2012 was $8.1 million, $5.4 million and $5.7 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $106.8 million, $104.4 million, and $109.5 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

The following table is a summary of the allowance for credit losses.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(dollars in thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$98,843	$103,849	$98,942	$107,699
Provision for loan losses	3,151	8,766	8,959	16,895
(Less) net charge-offs	3,349	8,766	9,256	20,745
Allowance for loan losses-end of period	$98,645	$103,849	$98,645	$103,849
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$4,941	$5,410	$5,433	$6,373
Provision for/(relief of) credit losses	3,173	256	2,681	(707)
Balance at end of period	8,114	5,666	8,114	5,666
Allowance for credit losses	$106,759	$109,515	$106,759	$109,515
Annualized net charge-offs as a % of average originated loans	0.15%	0.44%	0.21%	0.53%
Allowance for originated loan losses:
As a percentage of period-end originated loans	1.08%	1.28%	1.08%	1.28%
As a percentage of nonperforming originated loans	216.97%	222.44%	216.97%	222.44%
As a multiple of annualized net charge offs	7.34	2.95	5.28	2.49
Allowance for credit losses:
As a percentage of period-end originated loans	1.17%	1.35%	1.17%	1.35%
As a percentage of nonperforming originated loans	234.82%	234.57%	234.82%	234.57%
As a multiple of annualized net charge offs	7.95	3.11	5.72	2.63

The following tables show the overall credit quality by specific asset and risk categories of originated loan.

	As of June 30, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$9,439	$25,405	$—	$30,140	$6,819	$1,262	$23,221	$96,286
Allowance	3,169	1,010	—	557	197	255	1,280	6,468
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	40,185	1,250	12,815					54,250
Grade 1 allowance	12	—	4					16
Grade 2 loan balance	124,748	3,859	709					129,316
Grade 2 allowance	90	4	1					95
Grade 3 loan balance	721,517	316,171	36,743					1,074,431
Grade 3 allowance	948	617	67					1,632
Grade 4 loan balance	2,483,827	2,099,371	134,834					4,718,032
Grade 4 allowance	27,530	11,775	679					39,984
Grade 5 (Special Mention) loan balance	41,698	33,504	3,042					78,244
Grade 5 allowance	2,863	1,063	138					4,064
Grade 6 (Substandard) loan balance	56,776	40,062	210					97,048
Grade 6 allowance	10,555	4,398	20					14,973
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,450,394	835,126	139,146	420,146	2,844,812
Current loans allowance				5,990	9,573	4,879	1,925	22,367
30 days past due loan balance				8,602	960	792	10,939	21,293
30 days past due allowance				548	563	561	341	2,013
60 days past due loan balance				2,938	1,024	343	2,521	6,826
60 days past due allowance				544	1,237	379	392	2,552
90+ days past due loan balance				4,589	1,122	776	5,600	12,087
90+ days past due allowance				1,086	1,696	1,214	485	4,481
Total loans	$3,478,190	$2,519,622	$188,353	$1,496,663	$845,051	$142,319	$462,427	$9,132,625
Total Allowance for Loan Losses	$45,167	$18,867	$909	$8,725	$13,266	$7,288	$4,423	$98,645

	As of December 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$6,187	$27,412	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Allowance	577	1,018	—	1,526	34	127	1,722	5,004
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,211	—	13,119					55,330
Grade 1 allowance	14	—	5					19
Grade 2 loan balance	114,480	3,138	179					117,797
Grade 2 allowance	93	4	—					97
Grade 3 loan balance	661,692	272,401	20,042					954,135
Grade 3 allowance	916	711	35					1,662
Grade 4 loan balance	2,408,670	2,148,580	104,037					4,661,287
Grade 4 allowance	26,155	13,552	507					40,214
Grade 5 (Special Mention) loan balance	44,969	56,118	1,561					102,648
Grade 5 allowance	3,105	2,033	63					5,201
Grade 6 (Substandard) loan balance	28,317	52,314	298					80,929
Grade 6 allowance	5,349	6,629	29					12,007
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,278,555	796,568	142,424	406,495	2,624,042
Current loans allowance				6,596	9,766	4,815	2,617	23,794
30 days past due loan balance				10,471	1,407	922	9,928	22,728
30 days past due allowance				855	774	587	487	2,703
60 days past due loan balance				2,979	825	541	1,219	5,564
60 days past due allowance				773	1,021	540	453	2,787
90+ days past due loan balance				5,383	997	888	3,560	10,828
90+ days past due allowance				1,404	2,129	1,315	606	5,454
Total loans	$3,306,526	$2,559,963	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659
Total Allowance for Loan Losses	$36,209	$23,947	$639	$11,154	$13,724	$7,384	$5,885	$98,942

	As of June 30, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$25,250	$38,349	$—	$31,043	$6,063	$1,998	$18,579	$121,282
Allowance	5,327	2,092	—	1,773	22	128	1,649	10,991
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	41,042	—	13,141					54,183
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	94,362	3,432	114					97,908
Grade 2 allowance	85	7	—					92
Grade 3 loan balance	562,886	333,137	9,372					905,395
Grade 3 allowance	867	1,126	17					2,010
Grade 4 loan balance	2,150,162	1,914,491	61,522					4,126,175
Grade 4 allowance	21,732	16,272	297					38,301
Grade 5 (Special Mention) loan balance	52,927	63,666	—					116,593
Grade 5 allowance	1,809	3,073	—					4,882
Grade 6 (Substandard) loan balance	54,373	70,894	358					125,625
Grade 6 allowance	10,492	9,763	38					20,293
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,216,877	757,434	138,612	401,773	2,514,696
Current loans allowance				9,050	4,037	4,726	2,322	20,135
30 days past due loan balance				7,531	1,774	748	8,514	18,567
30 days past due allowance				680	245	427	355	1,707
60 days past due loan balance				2,719	710	484	3,337	7,250
60 days past due allowance				704	381	455	612	2,152
90+ days past due loan balance				4,707	859	744	5,944	12,254
90+ days past due allowance				822	764	954	725	3,265
Total loans	$2,981,002	$2,423,969	$84,507	$1,262,877	$766,840	$142,586	$438,147	$8,099,928
Total Allowance for Loan Losses	$40,327	$32,333	$358	$13,029	$5,449	$6,690	$5,663	$103,849

Acquired Allowance for Loan Losses

An allowance for loan losses for non-impaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each non-impaired acquired loan is compared to the remaining fair value discount for that loan. If the allowance is greater, the excess is added to the allowance through a provision for loan losses. If the allowance is less, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan. Once the discount is fully depleted, losses are applied against the allowance established for that loan.

Management reforecasts the estimate of cash flows expected to be collected on each acquired impaired loan pool on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

In accordance with purchase accounting rules, the Citizens' loans were recorded at their fair value at the Acquisition Date and the prior allowance for loan losses was eliminated. No allowance has been established on these acquired loans since the Acquisition Date through June 30, 2013.

Covered Allowance for Loan Losses

The allowance for loan losses on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC.

In the three months ended June 30, 2013, the Corporation increased the covered allowance for loan losses to $49.1 million to reserve for estimated additional losses. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $6.5 million that was partially offset by an increase of $2.3 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. In the three months ended June 30, 2012, the Corporation increased the covered allowance for loan losses to $42.6 million to reserve for estimated additional losses. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $9.6 million that was partially offset by an increase of $6.2 million in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of acquisition accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Impaired acquired and covered loans are considered to be performing due to the application of the accretion method under acquisition accounting.

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

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$13,010	$3,837	$7,545
Consumer loans	12,341	11,197	3,269
Total restructured loans	25,351	15,034	10,814
Other nonaccrual loans:
Commercial loans	15,925	17,929	30,836
Consumer loans	4,188	3,724	5,037
Total nonaccrual loans	20,113	21,653	35,873
Total nonperforming originated loans	45,464	36,687	46,687
Other real estate, excluding covered assets	20,713	13,537	14,393
Total nonperforming assets	$66,177	$50,224	$61,080
Originated loans past due 90 days or more accruing interest	$11,760	$9,417	$6,545
Total nonperforming assets as a percentage of total originated loans and ORE	0.72%	0.57%	0.75%

Total nonperforming assets as of June 30, 2013 were $66.2 million, an increase of $16.0 million, or 31.76%, from December 31, 2012 and an increase of $5.1 million, or 8.34%, from June 30, 2012. Total originated loans past due 30-89 days totaled $98.5 million at June 30, 2013, an increase of $48.4 million, or 96.37%, from December 31, 2012 and an increase of $53.5 million, or 118.81%, from June 30, 2012. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming originated loans increased $7.2 million, or 32.94%, from December 31, 2012 and decreased $9.4 million, or 24.61%, from June 30, 2012. Total other real estate owned increased $7.2 million or 53.01%, from December 31, 2012 and $6.3 million, or 43.91%, from June 30, 2012. Included in other real estate owned of $20.7 million as of June 30, 2013 is $12.7 million of other real estate acquired from Citizens.

Net charge offs within the originated consumer portfolio were $3.1 million for the three months ended June 30, 2013 compared to $3.8 million for the three months ended June 30, 2012. Average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 726, home equity lines at 785, residential mortgages at 768 and credit cards at 752.

Originated loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2013, accruing originated loans 90 days or more past due totaled $11.8 million compared to $9.4 million and $6.5 million at December 31, 2012 and June 30, 2012, respectively. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

The following table is a nonaccrual originated commercial loan flow analysis:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(In thousands)
Nonaccrual originated commercial loans beginning of period	$23,843	$21,766	$31,492	$38,381	$44,546
Credit Actions:
New	15,197	7,217	2,183	25,182	10,091
Loan and lease losses	(1,348)	(2,191)	(2,670)	(400)	(6,675)
Charged down	(2,639)	(481)	(2,555)	(9,227)	(266)
Return to accruing status	(3,981)	(179)	—	(2,177)	(1,247)
Payments	(2,137)	(2,289)	(6,684)	(20,267)	(8,068)
Sales	—	—	—	—	—
Nonaccrual originated commercial loans end of period	$28,935	$23,843	$21,766	$31,492	$38,381

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

The Corporation's TDR portfolio, excluding acquired and covered loans, totaled $87.6 million, $84.6 million, and $84.3 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. These TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 70.13%, 74.16% and 68.39%, respectively, of the total originated TDR portfolio as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average deposits as of June 30, 2013 totaled $18.3 billion compared to $11.6 billion and $11.6 billion as of December 31, 2012 and June 30, 2012, respectively. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

	Three Months Ended
	June 30, 2013		December 31, 2012		June 30, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing	$5,095,977	—%	$3,306,444	—%	$3,144,183	—%
Interest-bearing	2,347,155	0.11%	1,122,796	0.09%	1,060,771	0.09%
Savings and money market accounts	8,210,780	0.32%	5,743,599	0.36%	5,732,007	0.35%
Certificates and other time deposits	2,680,332	0.50%	1,422,246	0.64%	1,618,322	0.79%
Total customer deposits	18,334,244	0.23%	11,595,085	0.27%	11,555,283	0.29%
Securities sold under agreements to repurchase	927,451	0.14%	957,564	0.13%	920,352	0.12%
Wholesale borrowings	237,887	1.97%	163,405	2.49%	177,987	2.53%
Long-term debt	314,597	4.77%	—	—%	—	—%
Total funds	$19,814,179	0.32%	$12,716,054	0.29%	$12,653,622	0.31%

Average demand deposits comprised 40.60% of average deposits in the during the three months ended June 30, 2013 compared to 38.20% in fourth quarter of 2012 and 36.39% during the three months ended June 30, 2012. Savings accounts, including money market products, made up 44.78% of average deposits during the three months ended June 30, 2013 compared to 49.53% during the three months ended December 31, 2012 and 49.61% in during the three months ended June 30, 2012. Certificates and other time deposits made up 14.62% of average deposits during the three months ended June 30, 2013, 12.27% during the three months ended December 31, 2012 and 14.01% during the three months ended June 30, 2012.

The average cost of deposits, securities sold under agreements to repurchase, wholesale borrowings and long-term debt was up 1 basis points compared to one year ago, or 2.38% for the three months ended June 30, 2013 due to a drop in interest rates.

The following table summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended June 30, 2013 by time remaining until maturity.

Amount
Time until maturity:	(In thousands)
Under 3 months	$294,139
3 to 6 months	205,931
6 to 12 months	197,456
Over 12 months	310,688
Total	$1,008,214

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.7 billion as of June 30, 2013, compared with $1.6 billion as of December 31, 2012 and June 30, 2012. At June 30, 2013 the Corporation's book value per common share was $15.46 based on 165.0 million shares outstanding at June 30, 2013, compared to $15.00 based on 109.6 million shares outstanding at December 31, 2012, and $14.60 based on 109.6 million shares outstanding at June 30, 2012. At June 30, 2013, the Corporation's tangible book value per common share was $10.47 compared to $10.75 at December 31, 2012, and $10.34 at June 30, 2012. At June 30, 2013, the Corporation had 5.1 million treasury shares, compared to 5.5 million treasury shares at December 31, 2012 and 5.5 million treasury shares at June 30, 2012. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

During the second quarter of 2013, the Corporation made a dividend payment of $0.16 per share, or $26.3 million, on its common stock. As of June 30, 2013, the dividend of $0.16 cents per share has an indicated annual rate of $0.64 per share.

Also in the second quarter of 2013, the Corporation made a quarterly dividend payment of $1.5 million, or $14.69 per share, or $0.36725 per depository share, on the Corporations 5.87% Non-Cumulative Perpetual Preferred Stock, Series A, and the Board of Directors of the Corporation approved a dividend in the same amount on these same preferred shares payable August 5, 2013, to shareholders of record as of July 19, 2013.

As previously reported, on April 12, 2013, the Corporation completed the merger with Citizens, which resulted in the Corporation issuing 55,468,283 shares of its common stock. Additionally, the Corporation purchased the Citizens TARP Preferred issued to the United States Treasury ("Treasury") as part of the Troubled Assets Relief Program (the "Citizens TARP Preferred") in the amount of $300 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. On the Acquisition Date a warrant to purchase 1,757,812.5 shares of Citizens' common stock that had been issued to the Treasury on December 12, 2008 as part of Citizens' participation in the Treasury's Capital Purchase Program, was converted into a warrant to purchase 2,408,203 shares of FirstMerit common stock. The Corporation used the net proceeds from its February 4, 2013 public offerings to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. The Corporation's public offerings consisted of $250 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock), which resulted in gross proceeds of $100 million. Additional information can be found in Note 2 (Business Combinations).

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.61% at June 30, 2013, compared with 8.16% at December 31, 2012 and 8.01% at June 30, 2012.

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

The George Washington and Midwest FDIC assisted acquisitions in 2010 resulted in the recognition of loss share receivables from the FDIC, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC loss share receivables, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes. No loans acquired in the Citizens merger are subject to loss share receivables from the FDIC.

As of June 30, 2013, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30, 2013		December 31, 2012		June 30, 2012
	(Dollars in thousands)
Consolidated
Total equity	$2,650,909	11.27%	$1,645,202	11.03%	$1,600,815	10.95%
Common equity	2,550,909	10.84%	1,645,202	11.03%	1,600,815	10.95%
Tangible common equity (a)	1,728,108	7.61%	1,178,785	8.16%	1,133,497	8.01%
Tier 1 capital (b)	1,840,970	11.40%	1,193,188	11.25%	1,150,259	11.40%
Total risk-based capital (c)	2,246,721	13.91%	1,325,971	12.50%	1,276,748	12.65%
Leverage (d)	1,840,970	8.44%	1,193,188	8.43%	1,150,259	8.22%

	June 30, 2013		December 31, 2012		June 30, 2012
Bank Only
Total equity	$2,813,453	11.98%	$1,487,513	9.98%	$1,540,530	10.55%
Common equity	2,813,453	11.98%	1,487,513	9.98%	1,540,530	10.55%
Tangible common equity (a)	1,990,652	8.78%	1,021,096	7.07%	1,073,212	7.59%
Tier 1 capital (b)	1,927,191	11.96%	1,030,585	9.73%	1,085,274	10.77%
Total risk-based capital (c)	2,077,885	12.90%	1,158,312	10.93%	1,206,836	11.98%
Leverage (d)	1,927,191	8.87%	1,030,585	7.29%	1,085,274	7.77%

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2013 and 2012:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2013	(3.86)%	0.69%	1.53%	2.02%
June 30, 2012	(8.00)%	3.19%	5.56%	7.28%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2013 and 2012:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2013	(5.57)%	(1.07)%	(2.71)%	(5.06)%
June 30, 2012	(3.21)%	1.24%	1.13%	(0.17)%

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 85.27% of total deposits at June 30, 2013. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the second quarter of 2013 in addition to unencumbered, or unpledged, investment securities that totaled $2.8 billion as of June 30, 2013.

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

Funding Trends for the Quarter - During the three months ended June 30, 2013, lower cost core deposits increased by $5.7 billion from the first quarter 2013. In aggregate, deposits increased $7.2 billion from March 31, 2013. Securities sold under agreements to repurchase increased $18.0 million from March 31, 2013. Wholesale borrowings and long-term debt had a net increase of $139.8 million from March 31, 2013. As previously reported, the Corporation issued $250 million aggregate principal amount of subordinated notes in the first quarter 2013. The Corporation’s loan to deposit ratio decreased to 74.02% as of June 30, 2013 from 81.14% as of March 31, 2013.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended June 30, 2013, FirstMerit Bank paid $10.0 million in dividends to FirstMerit Corporation. As of June 30, 2013, FirstMerit Bank had an additional $137.2 million available to pay dividends without regulatory approval.

Operational risk management

Like all businesses, we are subject to operational risks, including, but not limited to, risks of human error, internal processes and systems that turn out to be inadequate, and external events. These events include, among other things, threats to our cybersecurity, since we rely upon information systems and the internet to conduct our business activities. We also are exposed to the costs of complying with laws, regulations and prescribed practices, which are changing rapidly and in large volumes, especially as a result of the Dodd-Frank Act and the proposal and adoption of implementing rules. Noncompliance may increase our operating costs, result in monetary losses, adversely affect our reputation and regulatory relations and our ability to implement our business plans and pursue expansion opportunities. We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies within risk guidelines, and through our system of internal controls and reporting. We regularly evaluate and seek to strengthen our system of internal controls to improve the oversight of our operational risk and compliance with applicable laws, and regulations and prescribed standards.

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
(a) Not applicable.
(b) Not applicable.

(c) The following table provides information with respect to purchases the Corporation made of shares of its common stock during the second quarter of the 2013 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balances as of December 31, 2012				396,272
April 1, 2013 - April 30, 2013	157,974	$16.12	—	396,272
May 1, 2013 - May 31, 2013	5,073	21.79	—	396,272
June 1, 2013 - June 30, 2013	4,959	23.71	—	396,272
Balances as of June 30, 2013	168,006	$16.52	—	396,272

(1)
Reflects 168,006 shares of common stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the second quarter of 2013.

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
3.1
Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by FirstMerit Corporation on May 3, 2013 (File No. 001-11267)).

3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010) (File No. 000-10161)).
.

10.1
FirstMerit Corporation 2013 Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 5, 2013) (File No. 001-11267)).

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
August 6, 2013