Form 10-Q
period 2013-09-30
FIRSTMERIT CORP /OH/
filed 2013-11-06
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, no par value	165,051,574

Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			6
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			7
CONSOLIDATED STATEMENTS OF CASH FLOWS			8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			9
Note	1	Summary of Significant Accounting Policies	9
Note	2	Business Combinations	11
Note	3	Investment Securities	16
Note	4	Loans	26
Note	5	Allowance for Loan and Lease Losses	38
Note	6	Goodwill and Other Intangible Assets	55
Note	7	Shareholders' Equity	56
Note	8	Segment Information	57
Note	9	Derivatives and Hedging Activities	59
Note	10	Benefit Plans	64
Note	11	Fair Value Measurement	65
Note	12	Mortgage Servicing Rights and Mortgage Servicing Activity	79
Note	13	Contingencies and Guarantees	80
Note	14	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	85
Note	15	Subsequent Events	86
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.			87
Consolidated Financial Highlights			87
Highlights of Performance			88
Supervision and Regulation			90
	New Capital Rules		91
	Stress Testing		91
	Other Legislation		92
Non-GAAP Financial Measures			93
Results of Operations			98
	Average Consolidated Balance Sheets - Fully Tax-equivalent Interest Rates and Interest Differential		98
	Net Interest Income		100
	Other Income		102
	Other Expenses		103
	Income Taxes		104
Line of Business Results			105
Financial Condition			107
	Acquisitions		107
	Integration Update		109
	Investment Securities		109

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (unaudited) as well as in Management's Discussion & Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic BanCorp acquisition date of April 12, 2013	FHLB	Federal Home Loan Bank
ALCO	Asset/Liability Management Committee	FHLMC	Federal Home Loan Mortgage Corporation
ALLL	Allowance for loan and lease losses	FINRA	Financial Industry Regulatory Authority
AOCI	Accumulated other comprehensive income (loss)	FNMA	Federal National Mortgage Association
ASC	Accounting standards codification	FRAP	Fixed Rate Advantage Program
ASU	Accounting standards update	FRB	Federal Reserve Bank
Bank	FirstMerit Bank N.A.	FSOC	Financial Stability Oversight Council
Basel I	Basel Committee's 1988 Capital Accord	FTE	Fully taxable equivalent
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	United States generally accepted accounting principles
Basel Committee	Basel Committee on Banking Supervision	GSE	Government sponsored enterprise
BHC	Bank holding company	ISDA	International Swaps and Derivatives Association
CCAR	Comprehensive Capital Analysis and Review	LIBOR	London Interbank Offered Rate
CFPB	Bureau of Consumer Financial Protection	Management	FirstMerit Corporation's Management
Citizens	Citizens Republic Bancorp Inc.	MBS	Mortgage-backed securities
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	NYSE	New York Stock Exchange
CME Group Inc.	Chicago Mercantile Exchange	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligations	OCI	Other comprehensive income (loss)
CMO	Collateralized mortgage obligations	OREO	Other real estate owned
Common Stock	Common Shares, without par value	OTTI	Other-than-temporary impairment
Corporation	FirstMerit Corporation and its Subsidiaries	Parent Company	FirstMerit Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	ROA	Return on average assets
DTA	Deferred tax asset	ROE	Return on average equity
DTL	Deferred tax liability	SEC	United States Securities & Exchange Commission
EPS	Earnings per share	TARP	Troubled Asset Relief Program
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	U.S. Treasury	United States Department of the Treasury
FDIC	The Federal Deposit Insurance Corporation	VIE	Variable interest entity
Federal Reserve	The Board of Governors of the Federal Reserve System

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30,	December 31,	September 30,
(Unaudited, except for December 31, 2012)	2013	2012	2012
ASSETS
Cash and due from banks	$505,228	$244,223	$201,359
Interest-bearing deposits in banks	742,039	13,791	37,058
Total cash and cash equivalents	1,247,267	258,014	238,417
Investment securities:
Held-to-maturity	2,749,934	622,121	620,631
Available-for-sale	3,256,259	2,920,971	2,911,993
Other investments	270,369	140,717	140,730
Loans held for sale	17,813	23,683	17,540
Loans	14,269,166	9,750,784	9,491,349
Allowance for loan losses	(143,835)	(142,197)	(142,586)
Net loans	14,125,331	9,608,587	9,348,763
Premises and equipment, net	324,337	181,149	182,043
Goodwill	734,883	460,044	460,044
Intangible assets	85,447	6,373	6,817
Covered other real estate	70,791	59,855	56,795
Accrued interest receivable and other assets	1,252,555	631,498	645,070
Total assets	$24,134,986	$14,913,012	$14,628,843
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,461,674	$3,338,371	$3,231,500
Interest-bearing	2,815,681	1,287,674	1,079,913
Savings and money market accounts	8,575,292	5,758,123	5,744,103
Certificates and other time deposits	2,636,886	1,375,257	1,476,910
Total deposits	19,489,533	11,759,425	11,532,426
Federal funds purchased and securities sold under agreements to repurchase	1,049,801	1,104,525	963,455
Wholesale borrowings	200,858	136,883	178,083
Long-term debt	324,425	—	—
Accrued taxes, expenses and other liabilities	415,724	266,977	330,175
Total liabilities	21,480,341	13,267,810	13,004,139
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	—	—
Common Stock warrant	3,000	—	—
Common Stock, without par value; authorized 300,000,000 shares; issued: September 30, 2013 - 170,179,305 shares; December 31, 2012 and September 30, 2012 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	1,388,638	475,979	473,781
Accumulated other comprehensive loss	(83,613)	(16,205)	(13,900)
Retained earnings	1,248,554	1,195,850	1,175,001
Treasury stock, at cost: September 30, 2013 - 5,134,681 shares; December 31, 2012 - 5,472,915 shares; September 30, 2012 - 5,468,853 shares	(129,871)	(138,359)	(138,115)
Total shareholders' equity	2,654,645	1,645,202	1,624,704
Total liabilities and shareholders' equity	$24,134,986	$14,913,012	$14,628,843

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2013	2012	2013	2012
Interest income:
Loans and loans held for sale	$182,107	$103,005	$459,313	$309,213
Investment securities:
Taxable	29,766	20,633	78,143	64,834
Tax-exempt	5,624	3,844	15,767	11,270
Total investment securities interest	35,390	24,477	93,910	76,104
Total interest income	217,497	127,482	553,223	385,317
Interest expense:
Deposits:
Interest bearing	809	243	1,784	726
Savings and money market accounts	6,495	5,166	18,279	15,302
Certificates and other time deposits	1,712	2,743	7,149	9,436
Securities sold under agreements to repurchase	306	310	949	854
Wholesale borrowings	936	1,130	2,955	3,399
Long-term debt	3,899	—	9,390	—
Total interest expense	14,157	9,592	40,506	29,717
Net interest income	203,340	117,890	512,717	355,600
Provision for originated loan losses	2,523	9,965	11,482	26,860
Provision for acquired loan losses	2,033	—	2,033	—
Provision for covered loan losses	1,823	6,214	10,119	15,576
Total provision	6,379	16,179	23,634	42,436
Net interest income after provision for loan losses	196,961	101,711	489,083	313,164
Other income:
Trust department income	9,608	6,124	24,515	17,481
Service charges on deposits	22,146	14,603	55,315	43,490
Credit card fees	13,588	11,006	38,128	32,402
ATM and other service fees	5,216	3,680	13,496	11,360
Bank owned life insurance income	4,351	3,094	12,889	9,073
Investment services and insurance	3,403	2,208	9,247	6,843
Investment securities (losses) gains, net	—	553	(2,803)	1,361
Loan sales and servicing income	3,644	7,255	19,492	19,085
Other operating income	9,134	6,402	27,644	20,857
Total other income	71,090	54,925	197,923	161,952
Other expenses:
Salaries, wages, pension and employee benefits	97,390	58,061	260,395	183,632
Net occupancy expense	13,816	8,077	35,444	24,640
Equipment expense	11,040	7,143	28,698	21,845
Stationery, supplies and postage	3,801	2,210	9,304	6,638
Bankcard, loan processing and other costs	40,786	8,424	61,043	24,935
Professional services	9,768	4,702	32,322	17,361
Amortization of intangibles	2,972	456	5,700	1,422
FDIC insurance expense	4,925	1,832	12,601	9,015
Other operating expense	26,880	17,682	62,436	51,944
Total other expenses	211,378	108,587	507,943	341,432
Net income before income tax expense	56,673	48,049	179,063	133,684
Income tax expense	15,958	13,096	52,553	37,802
Net income	40,715	34,953	126,510	95,882
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gains and (losses), net of taxes of ($6.3) million and $2.4 million for the quarters ended and ($36.3) million and $5.4 million for the nine months ended, respectively	(11,716)	4,884	(69,229)	10,872
Reclassification for realized securities' (gains) and losses, net of taxes of ($0.0) million and $0.19 million for the quarters ended and ($0.98)million and $0.48 million for the nine months ended, respectively	—	(359)	1,822	(885)
Total other comprehensive gain (loss), net of taxes	(11,716)	4,525	(67,407)	9,987
Comprehensive income	$28,999	$39,478	$59,103	$105,869
Net income attributable to common shareholders	$38,937	$34,797	$121,544	$95,795
Net income used in diluted EPS calculation	$38,937	$34,797	$121,544	$95,795
Weighted average number of common shares outstanding - basic	165,044	109,645	144,402	109,473
Weighted average number of common shares outstanding - diluted	168,916	109,645	147,341	109,473
Basic earnings per common share	$0.24	$0.32	$0.84	$0.88
Diluted earnings per common share	$0.23	$0.32	$0.82	$0.88
Dividend per common share	$0.16	$0.16	$0.48	$0.48
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—		—	—	95,882	—	95,882
Other comprehensive income	—	—	—	—	9,987	—	—	9,987
Comprehensive income	—	—	—	—	9,987	95,882	—	105,869
Cash dividends - Common Stock ($0.48 per share)	—	—	—	—	—	(52,084)	—	(52,084)
Nonvested (restricted) shares granted (588,765 shares)	—	—	—	(14,481)	—	—	14,481	—
Restricted stock activity (186,695 shares)	—	—	—	1,023	—	—	(3,364)	(2,341)
Deferred compensation trust (86,174 increase in shares)	—	—	—	50	—	—	(50)	—
Share-based compensation	—	—	—	7,258	—	—	—	7,258
Other	—	—	—	49	—	—	—	49
Balance at September 30, 2012	$—	$127,937	$—	$473,781	$(13,900)	$1,175,001	$(138,115)	$1,624,704
Balance at December 31, 2012	$—	$127,937	—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—	—	—	—	126,510	—	126,510
Other comprehensive income	—	—	—	—	(67,408)	—	—	(67,408)
Comprehensive income	—	—	—	—	(67,408)	126,510	—	59,102
Cash dividends - preferred stock	—	—	—	—	—	(3,868)	—	(3,868)
Cash dividends - Common Stock ($0.48 per share)	—	—	—	—	—	(69,938)	—	(69,938)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (539,132 shares)	—	—	—	(19,257)	—	—	12,443	(6,814)
Restricted stock activity (200,898 shares)	—	—	—	956	—	—	(3,564)	(2,608)
Deferred compensation trust (174,597 increase in shares)	—	—	—	391	—	—	(391)	—
Share-based compensation	—	—	—	8,747	—	—	—	8,747
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance as of September 30, 2013	$100,000	$127,937	$3,000	$1,388,638	$(83,613)	$1,248,554	$(129,871)	$2,654,645

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
(Unaudited)
Operating Activities
Net income	$126,510	$95,882
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	23,634	42,436
Benefit for deferred income taxes	(16,824)	(13,619)
Depreciation and amortization	22,404	17,307
Benefit attributable to FDIC loss share	8,890	12,601
Accretion of acquired loans	(199,815)	(62,191)
Accretion of income for lease financing	(2,674)	(2,168)
Amortization and accretion of investment securities, net
Available for sale	15,141	11,352
Held to maturity	5,454	1,239
Losses/(gains) on sales and calls of available-for-sale investment securities, net	2,803	(1,361)
Originations of loans held for sale	(462,948)	(575,972)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	479,623	596,412
Gains on sales of loans, net	(10,805)	(7,903)
Amortization of intangible assets	5,700	1,422
Recognition of stock compensation expense	8,747	7,258
Net decrease in other assets	133,958	35,048
Net decrease in other liabilities	16,516	(34,202)
NET CASH PROVIDED BY OPERATING ACTIVITIES	156,314	123,541
Investing Activities
Proceeds from sale of investment securities
Available for sale	2,179,728	190,813
Held to maturity	897	—
Proceeds from prepayments, calls, and maturities of investment securities
Available for sale	579,023	611,382
Held to maturity	151,626	42,409
Purchases of investment securities
Available for sale	(847,968)	(878,624)
Held to maturity	(1,559,733)	(98,893)
Other	(3,097)	(42)
Net (increase)/decrease in loans and leases, excluding loans acquired	272,168	(241,290)
Purchases of premises and equipment	(27,237)	(6,401)
Sales of premises and equipment	181	—
Cash received for acquisition, net of cash paid	189,009	—
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	934,597	(380,646)
Financing Activities
Net increase in demand accounts	626,602	218,292
Net increase in savings and money market accounts	164,638	148,694
Net decrease in certificates and other time deposits	(337,887)	(266,169)
Net (decrease) increase in securities sold under agreements to repurchase	(169,729)	97,190
Proceeds from issuance of subordinated debt	249,927	—
Net decrease in wholesale borrowings	(655,345)	(25,379)
Net proceeds from issuance of preferred stock	96,550	—
Cash dividends - common	(69,938)	(52,084)
Cash dividends - preferred	(3,868)	—
Restricted stock activity	(2,608)	(2,341)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(101,658)	118,203
Increase (decrease) in cash and cash equivalents	989,253	(138,902)
Cash and cash equivalents at beginning of year	258,014	377,319
Cash and cash equivalents at end of year	$1,247,267	$238,417
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common Stock issued in merger with Citizens	$925,272	$—
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	3,000	—
Cash paid during the year for:
Interest, net of amounts capitalized	$31,578	$27,462
Federal income taxes	$27,662	$43,421

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 412 banking offices in the Ohio, Michigan, Wisconsin, Illinois and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.    Summary of Significant Accounting Policies

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Acronyms and Abbreviations.

Basis of Presentation - FirstMerit Corporation is a BHC whose principal asset is the Common Stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., FMT, Inc., Citizens Funding Trust I and Citizens Michigan Statutory Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Corporation conform to GAAP and to general practices within the financial services industry.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of September 30, 2013 and 2012 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

As discussed in Note 2 (Business Combinations), on April 12, 2013 (the "Acquisition Date"), the Corporation completed the merger with Citizens, a Michigan corporation. As part of the merger with Citizens, the Corporation now has two active wholly owned trusts that were formed for the purpose of issuing securities and qualify as regulatory capital. Accordingly, the Corporation made a determination as to whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity to determine if it is a VIE. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. An entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both. VIE treatment is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

The two active wholly owned trusts acquired from the merger with Citizens are considered VIEs primarily due to the fact that the Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts issued separate offerings of trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amount outstanding, respectively, as of September 30, 2013. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, now assumed by the Corporation. These junior subordinated deferrable interest debentures are the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Comprehensive Income. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and consequently the Corporation is not exposed to loss related to these VIEs.

There have been no other significant changes to the Corporation’s accounting policies as disclosed in the 2012 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

    Recently Adopted and Issued Accounting Standards

FASB ASU 2013-11, Preparation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this ASU, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires, with limited exception, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a DTA for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. There is no impact to the Corporation's consolidated financial statements as the Corporation does not have an unrecognized tax benefit.

FASB ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the Emerging Issues Task Force). The ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The ASU has no impact on the Corporation's current hedging relationships and, thus, no impact on the Corporation's consolidated financial statements.

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amends the guidance on ASC 220-10 by requiring an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The Corporation adopted this ASU effective January 1, 2013 and has incorporated this new disclosure information into Note 14 (Changes and Reclassifications Out of Accumulated Other Comprehensive Income).

FASB ASU 2012-06, Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). ASU 2012-06 amends the guidance in ASU 805-20 on the recognition of an indemnification asset as a result of a government-assisted acquisition of a financial institution when a subsequent change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification). A subsequent change in the measurement of the indemnification asset is to be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value are limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The Corporation adopted this ASU effective January 1, 2013, and the adoption did not have a significant impact on the Corporation's consolidated financial statements.

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends the guidance in ASC 210, Balance Sheet, to require an entity to disclose information about offsetting and related arrangements to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements. In January 2013, the FASB issued ASU 2013-11, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which more narrowly defined the scope of financial instruments to only derivatives, repurchase and reverse purchase agreements, and securities borrowing and lending transactions. The Corporation adopted these ASUs as of January 1, 2013, and the adoption did not have a significant impact on the Corporation's consolidated financial statements. The newly required disclosures are incorporated into Note 9 (Derivatives and Hedging Activities).

2.     Business Combinations

The Corporation completed the merger with Citizens, a Michigan corporation with approximately $9.6 billion in assets and 219 branches, in the quarter ended June 30, 2013. All of Citizens' common shareholders received 1.37 shares of the Corporation's Common Stock in exchange for one share of Citizens' common stock, resulting in the Corporation issuing 55,468,283 shares of its Common Stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300.0 million of Citizens TARP Preferred plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023, and $100 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock.

The Citizens transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Per the applicable accounting guidance for business combinations, these fair values are

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

Preliminary goodwill of $274.8 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Corporation's subsequent income tax filings. These carryovers were comprised of DTA of $312.9 million and DTL of $51.3 million for a net DTA carryover of $261.6 million. This net DTA includes $224.7 million of net operating loss and tax credit carryovers. The carryover of these tax attributes is subject to limitation as to the tax period in which they can be used to reduce future tax payments. The amounts recorded are expected to be substantially used by 2016, however, some will continue to carryover until 2032. These tax attribute benefits will also be subject to regulatory capital adjustments until fully utilized. An additional net DTA of $83.5 million was established on the Acquisition Date as a result of the purchase accounting fair market value adjustments resulting in a total net DTA on the Acquisition Date of $345.1 million.

The following table provides the preliminary purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Acquisition Date based on additional information obtained by Management that existed as of the Acquisition Date.

Purchase Price:
FirstMerit shares of Common Stock issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643
Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment Securities	3,202,577
Loans	4,624,293
Premises and equipment	138,536
Intangible assets	84,774	[1]
Accrued interest receivable and other assets	678,639
Total assets	$9,273,199
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	78,816
Total liabilities	$8,264,394
Net identifiable assets acquired			1,008,805
Goodwill			$274,838

1 - Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful life for which the core deposit intangible and the trust relationships are being amortized over is 15 years and 12 years, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The estimated fair values presented in the above table reflect additional information that the Corporation obtained during the three months ended September 30, 2013, which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of loans and accrued interest receivable decreased $0.2 million, the estimated fair value of premises and equipment decreased $0.2 million, and the estimated fair value of other assets decreased $0.4 million of the Acquisition Date from that originally reported in the three months ended June 30, 2013. The estimated net deferred tax asset increased $0.3 million as a result of these revised fair values. These revised fair value estimates resulted in a net increase to goodwill of $0.5 million from that originally reported in the three months ended June 30, 2013 to $274.8 million, which is recognized in the September 30, 2013 consolidated balance sheet.

The operating results of the Corporation for the three and nine month periods ended September 30, 2013 include the operating results of the acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of the Wisconsin and Michigan geographic area, which primarily includes the acquired operations of Citizens, provided approximately $164.4 million in interest income, and approximately $31.6 million in net income for the period from the Acquisition Date to September 30, 2013. These amounts are included in the Corporation's consolidated financial statements as of and for the three and nine month periods ending September 30, 2013. Citizens' results of operations prior to the Acquisition Date are not included in the Corporation's consolidated statements of comprehensive income.

Merger-related charges of $33.4 million and $69.1 million were recorded in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2013, respectively, and include incremental costs to integrate the operations of the Corporation and Citizens. Such expenses were for professional services, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, retention and severance and incentive compensation costs, travel costs, and printing, supplies and other costs. The integration of Citizens into the Corporation continues to progress as scheduled. Core operating systems were converted as of October 20, 2013.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2013 and 2012, as if the acquisition had occurred January 1 of each year. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan marks, which makes up the vast majority of the adjustments, followed by intangible assets amortization, investment securities amortization, fixed assets depreciation and deposit accretion. In addition, the $69.1 million in merger expenses previously discussed are included in each period presented. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue, net of interest expense	$342,756	$325,086	$959,045	$949,884
Net income	66,237	89,193	221,468	528,691
Note: 2012 net income includes approximately $276.8 million of tax benefits as a result of Citizens restoration of its DTA.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate cash flows expected to result from those assets and liabilities and to discount those cash

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Citizens' previously established ALLL.

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (acquired impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (acquired non-impaired). In addition, the loans are further categorized into different loan pools per loan types.

The provisional fair value of loans at the Acquisition Date are presented in the following table:

	Acquired Impaired	Acquired Non-impaired	Acquired Loans Total
Commercial
C&I	$95,188	$1,664,912	$1,760,100
CRE	380,039	359,066	739,105
Construction	13,399	17,135	30,534
Total commercial	488,626	2,041,113	2,529,739
Consumer
Residential mortgages	233,007	279,736	512,743
Installment	54,377	1,165,235	1,219,612
Home equity lines	48,598	313,601	362,199
Total consumer	335,982	1,758,572	2,094,554
Total	$824,608	$3,799,685	$4,624,293

A reconciliation of the contractual required payments receivable to the carrying amount of acquired loans at the Acquisition Date is as follows:

	Acquired Impaired	Acquired Non-impaired	Acquired Loans Total
Contractual required payments receivable	$1,086,503	$4,020,812	$5,107,315
Nonaccretable difference	(130,096)	—	(130,096)
Expected cash flows	956,407	4,020,812	4,977,219
Accretable yield	(131,799)	(221,127)	(352,926)
Carrying balance	$824,608	$3,799,685	$4,624,293

The fair value of the acquired non-impaired loans at the Acquisition Date was $3.8 billion. The gross contractually required principal and interest payments receivable for acquired non-impaired loans was $4.0 billion. The estimate of contractual cash flows not expected to be collected for acquired impaired loans is $130.1 million.

The fair value of the investment securities acquired was approximately $3.2 billion. Management's strategy to reduce prepayment and credit risk of the acquired investment securities portfolio resulted in the sale of approximately $2.2 billion in agency MBS, agency CMO, municipal securities and private label MBS investments subsequent to the close of the acquisition. During the second quarter of 2013, Management

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

repurchased approximately $1.5 billion of agency MBS and CMO securities in accordance with the Corporation's investment polices.

As part of the merger, the Corporation assumed Citizens' FHLB advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the acquired Citizens' balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of approximately $591.9 million in principal and approximately $60.6 million in prepayment penalty. The two retained FHLB advances totaled $60.0 million and mature on May 16, 2016. FHLB advances are reflected in the line item "Federal funds purchased and securities sold under agreements to repurchase" on the Consolidated Balance Sheets.

The Corporation also assumed obligations under junior subordinated debentures at fair value in the amount of $74.5 million, payable to two unconsolidated trusts that issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. The variable interest rate junior subordinated debenture has a maturity date of June 26, 2033 and bears interest at an annual rate equal to the three-month LIBOR plus 3.10% and adjusts on a quarterly basis not to exceed 11.75%. The junior subordinated debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the junior subordinated debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital, however, a final rule on Basel III, which becomes effective in January 2014, phases out trust preferred securities from qualifying as Tier 1 Capital beginning January 1, 2015 with complete elimination by January 1, 2016. The fixed 7.50% interest rate junior subordinated debenture has a maturity date of September 15, 2066 and is listed on the NYSE (NYSE symbol CTZ-PA). Interest is payable quarterly in arrears and became callable on September 15, 2011.

The Corporation also assumed long-term repurchase agreements with a fair value amount of $115.0 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, all of these these long-term repurchase agreements were terminated.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

3.     Investment Securities

The following tables provide the amortized cost and fair value for the major categories of held-to-maturity and available-for-sale securities. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after-tax basis as a component of OCI in shareholders' equity.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$267,470	$8,249	$(3,495)	$272,224
Residential mortgage-backed securities:
U.S. government agencies	983,255	26,155	(10,035)	999,375
Commercial mortgage-backed securities:
U.S. government agencies	58,129	23	(2,220)	55,932
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,538,991	5,710	(38,995)	1,505,706
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	98,440	404	(1,690)	97,154
Asset-backed securities:
Collateralized loan obligations	271,856	71	(3,295)	268,632
Corporate debt securities	61,582	—	(10,732)	50,850
Total debt securities	3,279,732	40,612	(70,462)	3,249,882
Equity Securities
Marketable equity securities	3,096	—	—	3,096
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,377	—	—	6,377
Total securities available for sale	$3,286,109	$40,612	$(70,462)	$3,256,259
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$5	$—	$5,005
U.S. government agency debentures	25,000	—	(1,136)	23,864
U.S. states and political subdivisions	453,230	5,093	(9,257)	449,066
Residential mortgage-backed securities:
U.S. government agencies	377,980	1,068	(8,578)	370,470
Commercial mortgage-backed securities:
U.S. government agencies	50,179	12	(1,025)	49,166
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,523,792	179	(68,719)	1,455,252
Commercial collateralized mortgage-backed securities:
U.S. government agencies	220,410	—	(8,936)	211,474
Corporate debt securities	94,343	294	(501)	94,136
Total securities held to maturity	$2,749,934	$6,651	$(98,152)	$2,658,433

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$35,109	$28	$—	$35,137
U.S. states and political subdivisions	241,436	17,003	(21)	258,418
Residential mortgage-backed securities:
U.S. government agencies	1,216,671	61,160	—	1,277,831
Commercial mortgage-backed securities:
U.S. government agencies	15,434	233	—	15,667
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,188,072	17,836	(383)	1,205,525
Non-agency	12	—	—	12
Commercial collateralized mortgage-backed securities:
U.S. government agencies	66,316	2,349	—	68,665
Corporate debt securities	61,527	—	(14,034)	47,493
Total debt securities	2,824,577	98,609	(14,438)	2,908,748
Marketable equity securities	3,245	—	—	3,245
Total securities available for sale	$2,827,822	$98,609	$(14,438)	$2,911,993
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$262,091	$6,946	$(17)	$269,020
Commercial mortgage-backed securities:
U.S. government agencies	33,149	792	—	33,941
Residential Collateralized mortgage-backed securities:
U.S. Government Agencies	129,265	396	—	129,661
Commercial collateralized mortgage-backed securities:
U.S. government agencies	98,961	1,054	—	100,015
Corporate Debt Securities	97,165	1,435	—	98,600
Total securities held to maturity	$620,631	$10,623	$(17)	$631,237

The Corporation's U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. As of September 30, 2013, the aggregate fair value of the Corporation's general obligation bonds was $0.6 million more than amortized cost. Additionally, the aggregate fair value of the Corporation's general obligation bonds was greater than $10.0 million in twelve of the thirty-eight U.S. states in which it holds investments. The amortized cost and fair value of the Corporation's portfolio of general obligation bonds are summarized by U.S. state in the tables below.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	September 30, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	178	$823	$140,651	$146,448
Ohio	155	940	146,841	145,656
Illinois	68	1,017	69,302	69,149
Texas	69	774	54,428	53,427
Wisconsin	83	637	51,981	52,856
Pennsylvania	56	889	52,039	49,761
Minnesota	46	658	30,115	30,278
Washington	31	943	29,594	29,222
New Jersey	38	726	27,130	27,604
Missouri	20	978	19,303	19,552
New York	22	590	13,082	12,970
California	18	604	10,666	10,873
Other	116	634	75,569	73,495
Total general obligation bonds	900	$801	$720,701	$721,291

	December 31, 2012
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	127	$1,167	$144,789	$148,264
Illinois	42	1,366	55,207	57,365
Pennsylvania	55	970	51,932	53,348
Texas	53	931	47,613	49,326
Wisconsin	28	1,096	28,572	30,687
Minnesota	40	719	27,348	28,756
New Jersey	33	856	26,541	28,232
Michigan	22	1,233	26,104	27,130
Washington	22	907	18,976	19,958
Missouri	10	1,482	13,809	14,815
New York	18	639	11,027	11,507
California	11	930	9,734	10,231
Other	85	742	61,047	63,034
Total general obligation bonds	546	$994	$522,699	$542,653

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	September 30, 2012
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	129	$1,161	$144,573	$149,780
Illinois	57	894	48,519	50,964
Pennsylvania	53	961	49,384	50,925
Texas	55	867	45,658	47,698
Wisconsin	31	973	27,857	30,155
New Jersey	39	735	26,794	28,646
Minnesota	44	632	26,189	27,817
Michigan	24	1,139	26,150	27,331
Washington	23	809	17,505	18,598
Missouri	15	1,025	14,241	15,378
New York	18	583	9,980	10,497
California	16	648	9,747	10,371
Other	90	659	56,930	59,277
Total general obligation bonds	594	$888	$503,527	$527,437

The Corporation owns one revenue bond with an estimated fair value of $0.6 million and an amortized cost of $0.5 million as of September 30, 2013. This bond was purchased in 1999, prior to the Corporation adopting an internal investment policy prohibiting purchases of revenue bonds. The revenue bond's maturity has been pre-refunded with U.S. treasuries. Pre-refunded municipal bonds are those that are backed by an escrow account and invested in U.S. Treasuries which is used to pay bondholders at maturity. Thus the revenue bond carries the credit risk of the U.S. Treasury.

The Corporation's investment policy states that municipal securities purchased are to be investment grade and allows for a 20% maximum portfolio concentration in municipal securities with a combined individual state to total municipal outstanding equal to or less than 25%. A municipal security is investment grade if (1) the security has a low risk of default by the obligor and (2) the full and timely payment of principal and interest is expected over the anticipated life of the instrument. The fact that a municipal security is rated by one nationally recognized credit rating agency is indicative, but not sufficient evidence, that a municipal security is investment grade. In all cases, the Corporation considers and documents within a security pre-purchase analysis factors such as capacity to pay, market and economic data, and such other factors as are available and relevant to the security or issuer. Factors to be considered in the ongoing monitoring of municipal securities and in the pre-purchase analysis include soundness of budgetary position, and sources, strength, and stability of tax or enterprise revenues. The Corporation also considers spreads to U.S. Treasuries on comparable bonds of similar credit quality, in addition to the above analysis, to assess whether municipal securities are investment grade. The Corporation performs a risk analysis for any security that is downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with the Corporation's credit department as well as third party municipal credit analysts and review of the nationally recognized credit rating agency's analysis describing the downgrade.

The Corporation's evaluation of its municipal bond portfolio at September 30, 2013 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

FRB and FHLB stock constitute the majority of other investments on the consolidated balance sheets.

	September 30, 2013	December 31, 2012	September 30, 2012
FRB stock	$55,294	$21,045	$21,045
FHLB stock	214,586	119,145	119,145
Other	489	527	540
Total other investments	$270,369	$140,717	$140,730

FRB and FHLB stock are classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.4 billion, $1.6 billion and $1.9 billion at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds	$—	$29,735	$2,180,624	$190,813

Realized gains	$—	$553	$3,786	$1,361
Realized losses	—	—	(6,589)	—
Net securities (losses)/gains	$—	$553	$(2,803)	$1,361

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	September 30, 2013
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$57,258	$(3,495)	100	$—	$—	—	$57,258	$(3,495)
Residential mortgage-backed securities:
U.S. government agencies	309,239	(10,035)	23	—	—	—	309,239	(10,035)
Commercial mortgage-backed securities:
U.S. government agencies	50,823	(2,220)	7	—	—	—	50,823	(2,220)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,073,105	(38,995)	69	—	—	—	1,073,105	(38,995)
Commercial collateralized mortgage-backed securities:
U.S. Government agencies	38,938	(1,690)	5	—	—	—	38,938	(1,690)
Collateralized loan obligations:
Non-agency	165,359	(3,295)	26	—	—	—	165,359	(3,295)
Corporate debt securities	—	—	—	50,850	(10,732)	8	50,850	(10,732)
Total available-for-sale securities	$1,694,722	$(59,730)	230	$50,850	$(10,732)	8	$1,745,572	$(70,462)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,864	$(1,136)	1	$—	$—	—	$23,864	$(1,136)
U.S. states and political subdivisions	226,853	(9,243)	362	987	(14)	1	227,840	(9,257)
Residential mortgage-backed securities:
U.S. government agencies	252,007	(8,578)	13	—	—	—	252,007	(8,578)
Commercial mortgage-backed securities:
U.S. government agencies	44,168	(1,025)	7	—	—	—	44,168	(1,025)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,416,238	(68,719)	64	—	—	—	1,416,238	(68,719)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	191,402	(8,936)	18	—	—	—	191,402	(8,936)
Corporate debt securities	66,774	(501)	24	—	—	—	66,774	(501)
Total held-to-maturity securities	$2,221,306	$(98,138)	489	$987	$(14)	1	$2,222,293	$(98,152)

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$14,110	$(229)	24	$—	$—	—	$14,110	$(229)
Residential mortgage-backed securities:
U.S. government agencies	14	—	1	13	—	1	27	—
Commercial mortgage-backed securities:
U.S. government agencies	31,237	(406)	3	—	—	—	31,237	(406)
Residential collateralized mortgage-backed securities:
U.S. government agencies	133,008	(258)	9	389	(2)	1	133,397	(260)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	35,316	(138)	4	—	—	—	35,316	(138)
Corporate debt securities	—	—	—	49,652	(11,889)	8	49,652	(11,889)
Total available-for-sale securities	$213,685	$(1,031)	41	$50,056	$(11,891)	11	$263,741	$(12,922)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$6,543	$(70)	12	$—	$—	—	$6,543	$(70)
Residential collateralized mortgage-backed securities:
U.S. government agencies	17,413	(16)	1	—	—	—	17,413	(16)
Total held-to-maturity securities	$23,956	$(86)	13	$—	$—	—	$23,956	$(86)

	September 30, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$3,560	$(21)	8	$—	$—	—	$3,560	$(21)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	—	—	—	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	121,427	(379)	8	1,581	(4)	1	123,008	(383)
Non-agency	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	47,493	(14,034)	8	47,493	(14,034)
Total available-for-sale securities	$124,987	$(400)	16	$49,074	$(14,038)	9	$174,061	$(14,438)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$2,360	$(17)	4	$—	$—	—	$2,360	$(17)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	—	—	—	—	—	—
Commercial collateralized mortgage-backed securities:							—	—
U.S. government agencies	—	—	—	—	—	—	—	—
Total held-to-maturity securities	$2,360	$(17)	4	$—	$—	—	$2,360	$(17)

At least quarterly, the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in OCI. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in OCI, net of tax.

Management does not believe that the investment securities that were in an unrealized loss position as of September 30, 2013 represent an OTTI. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2013. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$14,460	$3,649	$17,085	$7,125	$1	$—	$13,568	$—	$55,888	3.51%
Over one year through five years	—	—	53,128	797,680	5,109	1,204,551	8	71,890	11,838	—	2,144,204	2.30%
Over five years through ten years	—	—	171,184	198,046	33,738	294,030	—	25,264	243,226	—	965,488	2.63%
Over ten years	—	—	33,452	—	—	—	—	—	—	50,850	84,302	2.18%
Fair Value	$—	$—	$272,224	$999,375	$55,932	$1,505,706	$9	$97,154	$268,632	$50,850	$3,249,882	2.42%
Amortized Cost	$—	$—	$267,470	$983,255	$58,129	$1,538,991	$9	$98,440	$271,856	$61,582	$3,279,732
Weighted-Average Yield	—%	—%	5.23%	2.78%	2.10%	1.85%	3.68%	1.80%	2.14%	0.97%	2.42%
Weighted-Average Maturity	—	—	6.98	4.10	4.29	4.26	1.37	4.37	6.37	14.06	4.80

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$47,561	$—	$—	$—	$—	$—	$—	$—	$47,561	1.38%
Over one year through five years	—	5,005	47,157	137,350	15,120	1,088,688	—	97,014	—	74,487	1,464,821	1.66%
Over five years through ten years	23,864	—	152,100	233,120	34,046	366,564	—	114,460	—	19,649	943,803	2.21%
Over ten years	—	—	202,248	—	—	—	—	—	—	—	202,248	5.07%
Fair Value	$23,864	$5,005	$449,066	$370,470	$49,166	$1,455,252	$—	$211,474	$—	$94,136	$2,658,433	2.11%
Amortized Cost	$25,000	$5,000	$453,230	$377,980	$50,179	$1,523,792	$—	$220,410	$—	$94,343	$2,749,934
Weighted-Average Yield	1.43%	0.25%	4.54%	1.87%	1.74%	1.57%	—%	2.26%	—%	2.19%	2.11%
Weighted-Average Maturity	6.08	1.33	11.24	5.81	5.81	4.60	—	5.41	—	4.29	5.68

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

4.     Loans

    Loans outstanding as of September 30, 2013, December 31, 2012 and September 30, 2012, net of unearned income, consisted of the following:

	September 30, 2013	December 31, 2012	September 30, 2012
Originated loans (a):
Commercial	$6,420,369	$5,866,489	$5,511,678
Residential mortgage	487,283	445,211	439,062
Installment	1,647,095	1,328,258	1,321,081
Home equity	889,372	806,078	789,743
Credit cards	145,113	146,387	143,918
Leases	199,907	139,236	110,938
Total originated loans (a)	9,789,139	8,731,659	8,316,420
Allowance for originated loan losses	(98,291)	(98,942)	(98,942)
Net originated loans	$9,690,848	$8,632,717	$8,217,478
Acquired loans:
Commercial	$1,971,062	$—	$—
Residential mortgage	467,608	—	—
Installment	1,080,298	—	—
Home equity	306,783	—	—
Total acquired loans	3,825,751	—	—
Allowance for acquired loan losses	—	—	—
Net acquired loans	$3,825,751	$—	$—
Covered loans:
Commercial	422,225	718,437	847,741
Residential mortgage	52,796	61,540	63,779
Installment	6,361	8,189	8,360
Home equity	102,908	117,225	123,178
Indemnification asset	69,986	113,734	131,871
Total covered loans	654,276	1,019,125	1,174,929
Allowance for covered loan losses	(45,544)	(43,255)	(43,644)
Net covered loans	$608,732	$975,870	$1,131,285
Total loans:
Commercial	$8,813,656	$6,584,926	$6,359,419
Residential mortgage	1,007,687	506,751	502,841
Installment	2,733,754	1,336,447	1,329,441
Home equity	1,299,063	923,303	912,921
Credit cards	145,113	146,387	143,918
Leases	199,907	139,236	110,938
Indemnification asset	69,986	113,734	131,871
Total loans	14,269,166	9,750,784	9,491,349
Total allowance for loan losses	(143,835)	(142,197)	(142,586)
Total Net loans	$14,125,331	$9,608,587	$9,348,763
(a) Includes acquired FirstBank loans of $51.9 million, $54.2 million, and $56.0 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

    The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the ALLL, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $7.5 million, $6.5 million and $5.8 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition (See Note 2 (Business Combinations) for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related ALLL. The acquired loans were segregated between those considered to be performing (“non-impaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting. The outstanding balance, including contractual principal, interest, fees and penalties, of all acquired loans was $4.2 billion as of September 30, 2013.

The following table presents the provisional fair value of loans acquired from Citizens as of the Acquisition Date:

	Acquired Impaired	Acquired Non-Impaired	Acquired Loans Total
Commercial
C&I	$95,188	$1,664,912	$1,760,100
CRE	380,039	359,066	739,105
Construction	13,399	17,135	30,534
Total commercial	488,626	2,041,113	2,529,739
Consumer
Residential mortgages	233,007	279,736	512,743
Installment	54,377	1,165,235	1,219,612
Home equity lines	48,598	313,601	362,199
Total consumer	335,982	1,758,572	2,094,554
Total	$824,608	$3,799,685	$4,624,293

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A reconciliation of the contractual required payments receivable to the carrying amount of acquired loans at the Acquisition Date is as follows:

	Acquired Impaired	Acquired Non-Impaired	Acquired Loans Total
Contractual required payments receivable	$1,086,503	$4,020,812	$5,107,315
Nonaccretable difference	(130,096)	—	(130,096)
Expected cash flows	956,407	4,020,812	4,977,219
Accretable yield	(131,799)	(221,127)	(352,926)
Carrying balance	$824,608	$3,799,685	$4,624,293

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the ALLL.

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related ALLL and are accounted for as acquired impaired loans as described above. A loss share receivable was recorded at the Acquisition Date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. The loss share receivable continues to be measured on the same basis as the related covered loans. Deterioration in the credit quality of the covered loans (recorded as an adjustment to the covered ALLL) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of comprehensive income. Increases in the credit quality or cash flows of covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Upon the determination of an incurred loss the loss share receivable will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in accrued interest receivable and other assets on the consolidated balance sheet until cash is received from the FDIC.

Changes in the loss share receivable associated with covered loans for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$83,910	$152,615	$113,734	$205,664
Accretion	(5,226)	(8,401)	(19,327)	(26,935)
Increase due to impairment	1,032	1,484	8,890	12,601
FDIC reimbursement	(7,284)	(12,597)	(23,231)	(50,678)
Covered loans paid in full	(2,446)	(1,229)	(10,080)	(8,780)
Balance at end of the period	$69,986	$131,872	$69,986	$131,872

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Acquired and Covered Impaired Loans

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three months ended September 30, 2013:

Acquired Impaired Loans	Three Months Ended September 30, 2013
	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$118,459	$757,029
Additions	—	—
Accretion	(8,827)	8,827
Net reclassifications from non-accretable to accretable	—	—
Payments received, net	—	(92,536)
Disposals	(5,422)	—
Balance at end of period	$104,210	$673,320

A reconciliation of the contractual required payments receivable to the carrying amount of the acquired impaired loans as of September 30, 2013 is as follows:

Acquired Impaired Loans	September 30, 2013
Contractual required payments receivable	$907,626
Nonaccretable difference	(130,096)
Expected cash flows	777,530
Accretable yield	(104,210)
Carrying balance	$673,320

Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Covered Impaired Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$81,758	$537,257	$147,576	$964,314	$113,288	$762,386	$176,736	$1,128,978
Accretion	(14,056)	14,056	(23,631)	23,631	(51,327)	51,327	(75,478)	75,478
Net reclassifications from non-accretable to accretable	12,745	—	6,008	—	28,726	—	30,814	—
Payments received, net	—	(103,514)	—	(96,593)	—	(365,914)	—	(313,104)
Disposals	(1,309)	—	(1,929)	—	(11,549)	—	(4,048)	—
Balance at end of period	$79,138	$447,799	$128,024	$891,352	$79,138	$447,799	$128,024	$891,352

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A reconciliation of the contractual required payments receivable to the carrying amount of covered impaired loans as of September 30, 2013 and 2012 is as follows:

Covered Impaired Loans	September 30, 2013	September 30, 2012
Contractual required payments receivable	$811,319	$1,333,127
Nonaccretable difference	(284,382)	(313,751)
Expected cash flows	526,937	1,019,376
Accretable yield	(79,138)	(128,024)
Carrying balance	$447,799	$891,352

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

The decline in expected cash flows resulted in a provision for covered loan losses of $2.9 million for the three months ended September 30, 2013 compared to a provision of $7.7 million for the three months ended September 30, 2012. Provision for covered loan losses for the nine months ended September 30, 2013 was $19.0 million compared to $28.2 million for the nine months ended September 30, 2012. The provision for covered loan losses was partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. (See Note 5 (Allowance for Loan and Lease Losses) for further information.)

The increase in cash flows resulted in the reclassification from nonaccretable difference to accretable yield of $12.7 million during the three months ended September 30, 2013 compared to a reclassification of $6.0 million in the three months ended September 30, 2012. Reclassifications to accretable yield were $28.7 million during the nine months ended September 30, 2013 and $30.8 million during the nine months ended September 30, 2012. Reclassifications result in yield adjustments on loans and pools on a prospective basis to interest income. Improved cash flows expectations for loans or pools that were impaired during prior periods were recorded first as a recapture of any previously recorded impairment and then as an increase in the prospective yield. Additionally, the loss share receivable was also reduced by the guaranteed portion of the additional cash flows expected to be received, resulting in a corresponding reduction in the prospective yield of the remaining loss share receivable.
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

When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the ALLL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of September 30, 2013
Originated Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$3,571	$3,889	$4,931	$12,391	$3,851,704	$3,864,095	$201	$5,234
CRE	2,794	1,414	8,976	13,184	2,214,228	2,227,412	1,047	13,821
Construction	—	—	24	24	328,838	328,862	—	85
Leases	726	—	—	726	199,181	199,907	—	—
Consumer
Installment	9,825	3,392	5,378	18,595	1,628,500	1,647,095	4,506	3,894
Home Equity Lines	1,094	498	1,118	2,710	886,662	889,372	500	2,038
Credit Cards	781	434	700	1,915	143,198	145,113	365	422
Residential Mortgages	13,487	3,771	9,344	26,602	460,681	487,283	5,833	10,094
Total	$32,278	$13,398	$30,471	$76,147	$9,712,992	$9,789,139	$12,452	$35,588
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$5,379	$331	$3,239	$8,949	$974,271	$983,220	$—	$5,301
CRE	3,068	2,816	26,766	32,650	937,010	969,660	—	691
Construction	—	—	—	—	18,182	18,182	—	—
Consumer
Installment	10,883	2,866	1,446	15,195	1,065,103	1,080,298	—	954
Home Equity Lines	3,779	982	3,522	8,283	298,500	306,783	—	2,184
Residential Mortgages	18,346	3,203	10,723	32,272	435,336	467,608	2,967	769
Total	$41,455	$10,198	$45,696	$97,349	$3,728,402	$3,825,751	$2,967	$9,899
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$3,729	$730	$12,493	$16,952	$66,287	$83,239	n/a	n/a
CRE	1,299	5,672	117,839	124,810	184,087	308,897	n/a	n/a
Construction	943	—	25,996	26,939	3,150	30,089	n/a	n/a
Consumer
Installment	57	4	—	61	6,300	6,361	n/a	n/a
Home Equity Lines	1,532	22	1,781	3,335	99,574	102,909	n/a	n/a
Residential Mortgages	8,333	661	5,966	14,960	37,835	52,795	n/a	n/a
Total	$15,893	$7,089	$164,075	$187,057	$397,233	$584,290	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $2.9 million of loans guaranteed by the U.S. government as of September 30, 2013.
(b) Excludes loss share receivable of $70.0 million as of September 30, 2013.
(c) Acquired and covered impaired loans were not classified as nonperforming assets at September 30, 2013 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of September 30, 2012
Originated Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$8,781	$2,795	$1,519	$13,095	$3,036,136	$3,049,231	$57	$9,995
CRE	3,197	3,856	16,876	23,929	2,129,413	2,153,342	1,862	20,574
Construction	116	—	853	969	308,136	309,105	—	923
Leases	7	—	—	7	110,931	110,938	—	—
Consumer
Installment	8,934	3,430	4,834	17,198	1,303,883	1,321,081	4,439	3,267
Home Equity Lines	1,840	472	1,411	3,723	786,020	789,743	541	1,858
Credit Cards	991	556	808	2,355	141,563	143,918	393	525
Residential Mortgages	14,427	2,777	6,233	23,437	415,625	439,062	2,399	13,169
Total	$38,293	$13,886	$32,534	$84,713	$8,231,707	$8,316,420	$9,691	$50,311

Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$2,962	$973	$27,035	$30,970	$131,721	$162,691	n/a	n/a
CRE	4,965	21,919	184,067	210,951	412,323	623,274	n/a	n/a
Construction	—	998	41,325	42,323	19,453	61,776	n/a	n/a
Consumer
Installment	2,289	—	35	2,324	6,036	8,360	n/a	n/a
Home Equity Lines	1,398	435	1,981	3,814	119,364	123,178	n/a	n/a
Residential Mortgages	10,382	1,248	8,576	20,206	43,573	63,779	n/a	n/a
Total	$21,996	$25,573	$263,019	$310,588	$732,470	$1,043,058	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.1 million of loans guaranteed by the U.S. government as of September 30, 2012.
(b) Excludes loss share receivable of $131.9 million as of September 30, 2012.
(c) Covered impaired loans were not classified as nonperforming assets at September 30, 2012 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered impaired loans. These asset quality disclosures are, therefore, not applicable to covered impaired loans.

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of September 30, 2013

Originated Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$32,144	$1,216	$—	$9,932
Grade 2	82,906	3,711	—	3,173
Grade 3	867,186	368,918	27,041	29,631
Grade 4	2,796,101	1,770,768	300,154	152,778
Grade 5	48,912	30,502	323	3,325
Grade 6	36,846	52,297	1,344	1,068
Grade 7	—	—	—	—
Total	$3,864,095	$2,227,412	$328,862	$199,907

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	96	—	—	—
Grade 3	27,827	29,123	—	—
Grade 4	849,858	744,362	18,182	—
Grade 5	60,968	102,256	—	—
Grade 6	44,471	93,919	—	—
Grade 7	—	—	—	—
Total	$983,220	$969,660	$18,182	$—

Covered Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	996	—	—	—
Grade 3	—	—	—	—
Grade 4	45,557	116,056	601	—
Grade 5	624	15,364	943	—
Grade 6	33,957	176,286	26,401	—
Grade 7	2,105	1,191	2,144	—
Total	$83,239	$308,897	$30,089	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2012

Originated Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$42,211	$—	$—	$13,119
Grade 2	114,480	3,138	—	179
Grade 3	661,692	254,749	17,652	20,042
Grade 4	2,408,669	1,845,686	311,271	104,037
Grade 5	44,969	53,675	3,057	1,561
Grade 6	34,505	67,168	3,567	298
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$3,306,526	$2,224,416	$335,547	$139,236

Covered Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,526	—	—	—
Grade 3	—	—	—	—
Grade 4	73,480	214,987	476	—
Grade 5	3,215	30,708	1,331	—
Grade 6	47,468	292,158	45,838	—
Grade 7	2,820	1,742	2,688	—
Grade 8	—	—	—	—
Total	$128,509	$539,595	$50,333	$—

As of September 30, 2012

Originated Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,327	$—	$—	$13,785
Grade 2	105,504	3,170	—	190
Grade 3	573,561	278,017	19,312	8,857
Grade 4	2,215,336	1,738,257	282,438	87,259
Grade 5	60,803	54,655	2,893	514
Grade 6	56,700	79,243	4,462	333
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$3,049,231	$2,153,342	$309,105	$110,938

Covered Loans	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,742	—	—	—
Grade 3	92	449	—	—
Grade 4	91,101	240,630	494	—
Grade 5	3,844	39,883	—	—
Grade 6	61,192	340,063	58,586	—
Grade 7	4,720	2,249	2,696	—
Total	$162,691	$623,274	$61,776	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

5.    Allowance for Loan and Lease Losses

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

The ALLL is Management's estimate of the amount of probable credit losses inherent in a loan portfolio at the balance sheet date. The following describes the distinctions in methodology used to estimate the ALLL of originated, acquired and covered loan portfolios as well as certain significant accounting policies relevant to each category.

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

The Corporation's historical loss component is the most significant of the ALLL components and is based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). The historical loss experience component of the ALLL represents the results of migration analysis of historical net charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation's credit-risk grading process, further analysis is performed to determine the probable loss content and assign a specific allowance to the loan, if deemed appropriate. The ALLL relating to originated loans that have become impaired is based on either expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables show activity in the originated ALLL, by portfolio segment for the three and nine months ended September 30, 2013 and 2012, as well as the corresponding recorded investment in originated loans at the end of the period:

As of September 30, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645
Charge-offs	(1,011)	(211)	—	—	(3,582)	(1,843)	(1,367)	(501)	(8,515)
Recoveries	1,162	168	394	11	2,624	802	438	39	5,638
Provision for loan losses	(2,140)	(1,632)	267	99	2,710	662	1,147	1,410	2,523
Allowance for originated loan losses, ending balance	$43,178	$15,148	$2,705	$1,019	$10,477	$12,887	$7,506	$5,371	$98,291
Nine Months Ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(5,114)	(1,014)	(516)	(1,237)	(11,788)	(5,177)	(4,229)	(1,185)	(30,260)
Recoveries	5,745	503	483	100	7,859	1,884	1,420	133	18,127
Provision for loan losses	6,338	(4,467)	(1,083)	1,517	3,252	2,456	2,931	538	11,482
Allowance for originated loan losses, ending balance	$43,178	$15,148	$2,705	$1,019	$10,477	$12,887	$7,506	$5,371	$98,291

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$1,336	$488	$—	$—	$552	$197	$261	$1,302	$4,136
Collectively evaluated for impairment	41,842	14,660	2,705	1,019	9,925	12,690	7,245	4,069	94,155
Total ending allowance for originated loan losses balance	$43,178	$15,148	$2,705	$1,019	$10,477	$12,887	$7,506	$5,371	$98,291
Originated loans:
Originated loans individually evaluated for impairment	$7,476	$19,755	$958	$—	$30,608	$6,787	$1,253	$23,064	$89,901
Originated loans collectively evaluated for impairment	3,856,619	2,207,657	327,904	199,907	1,616,487	882,585	143,860	464,219	9,699,238
Total ending originated loan balance	$3,864,095	$2,227,412	$328,862	$199,907	$1,647,095	$889,372	$145,113	$487,283	$9,789,139

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of September 30, 2012
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$40,327	$27,186	$5,147	$358	$13,029	$5,449	$6,690	$5,663	$103,849
Charge-offs	(8,773)	(727)	(127)	—	(5,507)	(2,784)	(1,390)	(1,691)	(20,999)
Recoveries	1,408	180	61	—	2,883	1,007	488	100	6,127
Provision for loan losses	6,197	(1,461)	(277)	148	1,430	1,213	1,447	1,268	9,965
Allowance for originated loan losses, ending balance	$39,159	$25,178	$4,804	$506	$11,835	$4,885	$7,235	$5,340	$98,942
Nine Months Ended
Allowance for originated loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(19,906)	(3,496)	(165)	—	(14,441)	(7,373)	(4,618)	(3,431)	(53,430)
Recoveries	3,120	825	364	38	9,104	2,588	1,583	191	17,813
Provision for loan losses	23,582	(4,008)	(568)	127	(809)	2,904	2,901	2,731	26,860
Allowance for originated loan losses, ending balance	$39,159	$25,178	$4,804	$506	$11,835	$4,885	$7,235	$5,340	$98,942

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$2,900	$1,953	$117	$—	$1,674	$95	$106	$1,599	$8,444
Collectively evaluated for impairment	36,259	23,225	4,687	506	10,161	4,790	7,129	3,741	90,498
Total ending allowance for originated loan losses balance	$39,159	$25,178	$4,804	$506	$11,835	$4,885	$7,235	$5,340	$98,942
Originated loans:
Originated loans individually evaluated for impairment	$9,994	$28,972	$3,577	$—	$32,577	$6,922	$1,767	$24,569	$108,378
Originated loans collectively evaluated for impairment	3,039,235	2,124,370	305,528	110,938	1,288,505	782,820	142,152	414,494	8,208,042
Total ending originated loan balance	$3,049,229	$2,153,342	$309,105	$110,938	$1,321,082	$789,742	$143,919	$439,063	$8,316,420

The following table presents the originated allowance for loan loss and the recorded investment as of December 31, 2012:

As of December 31, 2012
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$577	$913	$105	$—	$1,526	$34	$127	$1,722	$5,004
Collectively evaluated for impairment	35,632	19,213	3,716	639	9,628	13,690	7,257	4,163	93,938
Total ending allowance for originated loan losses balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Originated loans:
Loans individually evaluated for impairment	$6,187	$24,007	$3,405	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Loans collectively evaluated for impairment	3,300,339	2,200,409	332,142	139,236	1,297,388	799,797	144,775	421,202	8,635,288
Total ending originated loan balance	$3,306,526	$2,224,416	$335,547	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Acquired Allowance for Loan Losses

In accordance with the acquisition method of accounting, the Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALLL was eliminated. An ALLL for non-impaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each non-impaired acquired loan is compared to the remaining fair value discount for that loan. If the allowance is greater, the excess is added to the allowance through a provision for loan losses. If the allowance is less, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan. Once the discount is fully depleted, losses are applied against the allowance established for that loan. During the three months ended September 30, 2013, provision, equal to net charge-offs, of $2.0 million was recorded on individual non-impaired acquired consumer loans. Such loans were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

Management reforecasts the estimate of cash flows expected to be collected on each acquired impaired loan pool on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the ALLL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. There was no impairment recognized on these loans during the three months ended September 30, 2013.

No allowance has been established on acquired loans since the Acquisition Date through September 30, 2013.

Covered Allowance for Loan Losses

The ALLL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC.

The following table presents activity in the covered allowance for loan loss for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Covered Allowance for Loan Losses	2013	2012	2013	2012
Balance at beginning of the period	$49,069	$42,606	$43,255	$36,417
Provision for loan losses before benefit attributable to FDIC loss share agreements	2,855	7,698	19,009	28,177
Benefit attributable to FDIC loss share agreements	(1,032)	(1,484)	(8,890)	(12,601)
Net provision for loan losses	1,823	6,214	10,119	15,576
Increase in indemnification asset	1,032	1,484	8,890	12,601
Loans charged-off	(6,380)	(6,660)	(16,720)	(20,950)
Balance at end of the period	$45,544	$43,644	$45,544	$43,644

In the three months ended September 30, 2013, the current impairment of $2.9 million was less than the current charge-offs of $6.4 million resulting in a net decrease to the covered ALLL from the prior quarter. The current period impairment was recorded by a charge to the provision for covered loan losses of $2.9 million with a related increase of $1.0 million in the loss share receivable for the portion of the losses recoverable under

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

the loss sharing agreements. The net provision from the covered portfolio was $1.8 million in the three months ended September 30, 2013 compared to $6.2 million in the three months ended September 30, 2012. The net provision from the covered portfolio was $10.1 million in the nine months ended September 30, 2013 compared to $15.6 million in the nine months ended September 30, 2012.

Credit Quality

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Acquired and covered impaired loans are not subject to individual evaluation for impairment and are not reported with impaired loans. Non-impaired acquired loans that are subsequently placed on non-accrual status are reported as impaired loans. Interest income recognized on impaired loans during the three months ended September 30, 2013 and 2012 was not material.

Loan impairment for loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as a TDR.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of September 30, 2013
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$3,826	$7,887	$—	$11,842
CRE	15,836	21,921	—	18,884
Construction	958	1,237	—	1,851
Consumer
Installment	3,051	4,344	—	3,521
Home equity line	1,046	1,386	—	1,107
Credit card	48	48	—	74
Residential mortgages	10,363	12,899	—	10,122
Subtotal	35,128	49,722	—	47,401
Impaired loans with a related allowance
Commercial
C&I	3,650	5,526	1,336	3,829
CRE	3,920	4,251	488	4,126
Construction	—	—	—	—
Consumer
Installment	25,528	25,616	552	26,172
Home equity line	5,869	5,869	197	6,017
Credit card	1,205	1,205	261	1,352
Residential mortgages	12,702	12,784	1,302	11,866
Subtotal	52,874	55,251	4,136	53,362
Total impaired loans	$88,002	$104,973	$4,136	$100,763
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of September 30, 2012
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$1,443	$10,154	$—	$9,903
CRE	16,910	22,337	—	19,217
Construction	3,370	3,944	—	4,080
Consumer
Installment	2,902	4,739	—	4,888
Home equity line	959	1,239	—	1,237
Credit card	4	4	—	4
Residential mortgages	10,693	12,838	—	11,542
Subtotal	36,281	55,255	—	50,871
Impaired loans with a related allowance
Commercial
C&I	8,551	12,555	2,900	10,163
CRE	11,543	14,113	1,953	10,559
Construction	726	726	117	733
Consumer
Installment	29,675	29,675	1,674	30,361
Home equity line	5,963	5,963	95	6,206
Credit card	1,763	1,763	106	1,975
Residential mortgages	13,876	13,967	1,599	13,946
Subtotal	72,097	78,762	8,444	73,943
Total impaired loans	$108,378	$134,017	$8,444	$124,814
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

The substantial majority of the Corporation's residential mortgage TDRs involve reducing the client's loan payment through an interest rate reduction for a set period of time based on the borrower's ability to service the modified loan payment. As of September 30, 2013 and December 31, 2012, $8.8 million and $7.7 million,

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

respectively, in consumer loans were identified as TDRs whereby the borrower's obligation to the Corporation has been discharged in bankruptcy and the borrower has not reaffirmed the debt. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements (agreements between the Bank and the FDIC that afford the Bank significant protection against future losses). The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of September 30, 2013, December 31, 2012 and September 30, 2012.

	As of September 30, 2013
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	35	$5,455	$9,533
CRE	49	15,508	19,848
Construction	31	958	1,237
Total originated commercial	115	21,921	30,618
Consumer
Installment	1,655	28,578	29,960
Home equity lines	240	6,916	7,255
Credit card	339	1,253	1,253
Residential mortgages	292	23,065	25,683
Total originated consumer	2,526	59,812	64,151
Total originated loans	2,641	$81,733	$94,769
Acquired Loans
Commercial
C&I	1	6	6
Total acquired commercial	1	6	6
Consumer
Home equity lines	3	260	307
Total acquired consumer	3	260	307
Total acquired loans	4	266	313
Covered loans
Commercial
C&I	4	$1,537	$2,377
CRE	24	43,024	58,252
Construction	10	4,040	23,796
Total covered commercial	38	48,601	84,425
Consumer
Home equity lines	48	5,753	5,777
Residential mortgages	1	$152	$151
Total covered consumer	49	5,905	5,928
Total covered loans	87	$54,506	$90,353
Total loans
Commercial
C&I	40	$6,998	$11,916
CRE	73	58,532	78,100
Construction	41	4,998	25,033
Total commercial	154	70,528	115,049
Consumer
Installment	1,655	28,578	29,960
Home equity lines	291	12,929	13,339
Credit card	339	1,253	1,253
Residential mortgages	293	23,217	25,834
Total consumer	2,578	65,977	70,386
Total loans	2,732	$136,505	$185,435
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of September 30, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	22	$2,413	$8,478
CRE	36	17,763	21,307
Construction	27	3,577	4,025
Total originated commercial	85	23,753	33,810
Consumer
Installment	1,840	32,577	34,414
Home equity lines	229	6,922	7,202
Credit card	426	1,767	1,767
Residential mortgages	308	24,569	26,805
Total originated consumer	2,803	65,835	70,188
Total originated loans	2,888	$89,588	$103,998
Covered loans
Commercial
C&I	11	$5,278	$6,216
CRE	25	52,079	57,681
Construction	10	14,640	42,567
Total covered commercial	46	71,997	106,464
Consumer
Home equity lines	30	4,742	4,774
Total covered loans	76	$76,739	$111,238
Total loans
Commercial
C&I	33	$7,691	$14,694
CRE	61	69,843	78,988
Construction	37	18,216	46,592
Total commercial	131	95,750	140,274
Consumer
Installment	1,840	32,577	34,414
Home equity lines	259	11,664	11,976
Credit card	426	1,767	1,767
Residential mortgages	308	24,569	26,805
Total consumer	2,833	70,577	74,962
Total loans	2,964	$166,327	$215,236
Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended September 30, 2013 and 2012 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three months ended September 30, 2013 and 2012 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

assessed to loans modified in the three months ended September 30, 2013 and 2012 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At September 30, 2013, the Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of September 30, 2013, December 31, 2012 and September 30, 2012, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of September 30, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$3,249	$180	$3,429	$395	$1,631	$2,026	$5,455	$736
CRE	10,333	347	10,680	1,976	2,852	4,828	15,508	294
Construction	895	—	895	63	—	63	958	—
Total originated commercial	14,477	527	15,004	2,434	4,483	6,917	21,921	1,030
Consumer
Installment	24,194	1,261	25,455	2,803	320	3,123	28,578	552
Home equity lines	5,544	112	5,656	1,260	—	1,260	6,916	197
Credit card	1,134	117	1,251	—	2	2	1,253	261
Residential mortgages	12,566	3,094	15,660	4,046	3,359	7,405	23,065	1,302
Total originated consumer	43,438	4,584	48,022	8,109	3,681	11,790	59,812	2,312
Total originated TDRs	$57,915	$5,111	$63,026	$10,543	$8,164	$18,707	$81,733	$3,342
Acquired loans
Commercial
C&I	—	—	—	—	6	6	6	—
Total acquired commercial	—	—	—	—	6	6	6	—
Consumer
Home equity lines	196	—	196	—	64	64	260	—
Total acquired consumer	196	—	196	—	64	64	260	—
Total acquired TDRs	$196	$—	$196	$—	$70	$70	$266	$—
Covered loans
Commercial
C&I	$795	$742	$1,537	$—	$—	$—	$1,537	$446
CRE	5,479	37,545	43,024	—	—	—	43,024	2,832
Construction	925	3,115	4,040	—	—	—	4,040	1,001
Total covered commercial	7,199	41,402	48,601	—	—	—	48,601	4,279
Consumer
Home equity lines	5,256	497	5,753	—	—	—	5,753	—
Residential mortgages	152	—	152	—	—	—	152	—
Total covered consumer	5,408	497	5,905	—	—	—	5,905	—
Total covered TDRs	$12,607	$41,899	$54,506	$—	$—	$—	$54,506	$4,279
Total loans
Commercial
C&I	$4,044	$922	$4,966	$395	$1,637	$2,032	$6,998	$1,182
CRE	15,812	37,892	53,704	1,976	2,852	4,828	58,532	3,126
Construction	1,820	3,115	4,935	63	—	63	4,998	1,001
Total commercial	21,676	41,929	63,605	2,434	4,489	6,923	70,528	5,309
Consumer
Installment	24,194	1,261	25,455	2,803	320	3,123	28,578	552
Home equity lines	10,996	609	11,605	1,260	64	1,324	12,929	197
Credit card	1,134	117	1,251	—	2	2	1,253	261
Residential mortgages	12,718	3,094	15,812	4,046	3,359	7,405	23,217	1,302
Total consumer	49,042	5,081	54,123	8,109	3,745	11,854	65,977	2,312
Total TDRs	$70,718	$47,010	$117,728	$10,543	$8,234	$18,777	$136,505	$7,621

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of September 30, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$955	$—	$955	$865	$593	$1,458	$2,413	$126
CRE	11,609	2,464	14,073	473	3,217	3,690	17,763	401
Construction	3,507	—	3,507	70	—	70	3,577	117
Total originated commercial	16,071	2,464	18,535	1,408	3,810	5,218	23,753	644
Consumer
Installment	28,604	1,071	29,675	2,882	20	2,902	32,577	1,674
Home equity lines	5,394	171	5,565	1,131	226	1,357	6,922	95
Credit card	1,655	109	1,764	—	3	3	1,767	106
Residential mortgages	11,386	3,339	14,725	6,611	3,233	9,844	24,569	1,599
Total originated consumer	47,039	4,690	51,729	10,624	3,482	14,106	65,835	3,474
Total originated TDRs	$63,110	$7,154	$70,264	$12,032	$7,292	$19,324	$89,588	$4,118
Covered loans
Commercial
C&I	$1,000	$4,278	$5,278	$—	$—	$—	$5,278	$1,527
CRE	17,298	34,782	52,080	—	—	—	52,080	8,088
Construction	6,324	8,315	14,639	—	—	—	14,639	1,632
Total covered commercial	24,622	47,375	71,997	—	—	—	71,997	11,247
Consumer
Home equity lines	4,698	44	4,742	—	—	—	4,742	—
Total covered TDRs	$29,320	$47,419	$76,739	$—	$—	$—	$76,739	$11,247
Total loans
Commercial
C&I	$1,955	$4,278	$6,233	$865	$593	$1,458	$7,691	$1,653
CRE	28,907	37,246	66,153	473	3,217	3,690	69,843	8,489
Construction	9,831	8,315	18,146	70	—	70	18,216	1,749
Total commercial	40,693	49,839	90,532	1,408	3,810	5,218	95,750	11,891
Consumer
Installment	28,604	1,071	29,675	2,882	20	2,902	32,577	1,674
Home equity lines	10,092	215	10,307	1,131	226	1,357	11,664	95
Credit card	1,655	109	1,764	—	3	3	1,767	106
Residential mortgages	11,386	3,339	14,725	6,611	3,233	9,844	24,569	1,599
Total consumer	51,737	4,734	56,471	10,624	3,482	14,106	70,577	3,474
Total TDRs	$92,430	$54,573	$147,003	$12,032	$7,292	$19,324	$166,327	$15,365

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The ALLL may be increased, adjustments may be made in the allocation of the ALLL, or partial charge-offs may be taken to further write-down the carrying value of the loan.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the three months ended September 30, 2013, as well as the recorded investment in these restructured loans as of September 30, 2013.

	As of September 30, 2013
	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	2	$1,802
CRE	4	2,668
Construction	—	—
Total originated commercial	6	4,470
Consumer
Installment	127	1,964
Home equity lines	10	204
Credit card	7	43
Residential mortgages	—	—
Total originated consumer	144	$2,211
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total covered commercial	—	$—
Total loans
Commercial
C&I	2	$1,802
CRE	4	2,668
Construction	—	—
Total commercial	6	4,470
Consumer
Installment	127	1,964
Home equity lines	10	204
Credit card	7	43
Residential mortgages	—	—
Total consumer	144	2,211
Total	150	$6,681

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $734.9 million as of September 30, 2013, and $460.0 million as of December 31, 2012 and September 30, 2012. As discussed in Note 2 (Business Combinations), the Corporation recorded $274.8 million of provisional goodwill in the three months ended June 30, 2013 in connection with the acquisition of Citizens. As of September 30, 2013, the additional goodwill remains unallocated to the Corporation’s reporting units due to the provisional nature of the fair value measurements.

Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2012 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	September 30, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$87,533	$(14,325)	$73,208
Non-compete covenant	102	(96)	6
Lease intangible	618	(511)	107
Trust relationships	14,000	(1,874)	12,126
	$102,253	$(16,806)	$85,447

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	16,759	(10,546)	6,213
Non-compete covenant	102	(76)	26
Lease intangible	$618	$(484)	$134
	$17,479	$(11,106)	$6,373

	September 30, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(10,117)	$6,642
Non-compete covenant	102	(70)	32
Lease intangible	618	(475)	143
	$17,479	$(10,662)	$6,817

Core deposit intangibles comprise the majority of the intangible asset total as of September 30, 2013. As discussed in Note 2 (Business Combinations ), the Corporation recorded approximately $84.8 million of intangible assets in connection with its acquisition with Citizens. These assets consist of $70.8 million in core

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

deposit intangibles which are being amortized on an accelerated basis over their useful lives of 15 years, and $14.0 million in trust relationship intangibles that are being amortized on an accelerated basis over their useful lives of 12 years. The remaining core deposit intangibles were acquired through various prior acquisitions and are being amortized on an accelerated basis over their useful lives of 10 years.

Amortization expense for intangible assets was $3.0 million and $5.7 million in the three and nine months ended September 30, 2013, respectively, compared to $0.5 million and $1.4 million in the three and nine months ended September 30, 2012, respectively. Estimated amortization expense for each of the next five years is as follows: 2013 - $2.7 million; 2014 - $11.7 million; 2015 - $10.4 million; 2016 - $9.2 million; and 2017 - $8.2 million.

7.     Shareholders' Equity

Citizens Acquisition

On April 12, 2013, the Corporation completed the acquisition of Citizens, which resulted in all of Citizens' common stock being converted into the right to receive 1.37 shares of the Corporation's Common Stock. The conversion of Citizens' common stock into the Corporation's Common Stock resulted in the Corporation issuing 55,468,283 shares of its common stock. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock at an exercise price of $18.69. The warrant qualifies as Tier 1 capital and is exercisable in whole or in part since the execution date of April 12, 2013. The warrant has an expiration date of December 12, 2018. Additional information about the acquisition is included in Note 2 (Business Combinations).

Preferred Stock

The Corporation has 7,000,000 shares of authorized Preferred Stock. and has designated 115,000 shares of its Preferred Stock as 5.875% Non-Cumulative Perpetual Preferred Stock, Series A. On February 4, 2013, the Corporation issued 100,000 shares of its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which began paying cash dividends on May 4, 2013, quarterly in arrears on the 4th day of February, May, August and November.

Earnings Per Share

The Corporation calculates EPS using the two-class method. The two-class method allocates net income to each class of Common Stock and participating security according to the common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. The Corporation also uses the treasury stock method to calculate dilutive EPS. The treasury stock method assumes that the Corporation uses the proceeds from a hypothetical exercise of options the warrant issued to the U.S. Treasury to repurchase Common Stock at the average market price during the period. Dilutive EPS is reported using the lessor of the the two-class method or the treasury stock method.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic EPS:
Net income	$40,715	$34,953	126,510	$95,882
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	1,469	—	3,868	—
Income allocated to participating securities	309	156	1,098	87
Net income attributable to common shareholders	$38,937	$34,797	$121,544	$95,795
Average common shares outstanding	166,323	110,682	145,681	110,282
Less: participating shares included in average shares outstanding	1,279	1,037	1,279	809
Average common shares outstanding used in basic EPS	165,044	109,645	144,402	109,473
Basic net income per share	$0.24	$0.32	$0.84	$0.88

Diluted EPS:
Net income attributable to common shareholders	$38,937	$34,797	$121,544	$95,795
Add: Undistributed earnings allocated to unvested securities	105	176	485	342
Less: Undistributed earnings reallocated participating securities	105	176	485	342
Income used in diluted earnings per share calculation	$38,937	$34,797	$121,544	$95,795
Average common shares outstanding	166,323	110,682	145,681	110,282
Add: Common Stock equivalents:
Warrant and stock plans	3,872	—	2,939	—
Less: participating shares included in average shares outstanding	1,279	1,037	1,279	809
Average common and Common Stock equivalent shares outstanding	168,916	109,645	147,341	109,473
Diluted net income per share	$0.23	$0.32	$0.82	$0.88

Potential common shares consist of employee stock options and the Common Stock warrant. These potential common shares do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential common shares for the three months ended September 30, 2012 totaled $1.8 million and $2.4 million and $1.8 million for the nine months ended September 30, 2013 and 2012.

8.     Segment Information

Management monitors the Corporation’s results by an internal performance measurement system, which provides lines of business results and key performance measures. The profitability measurement system is based on internal financial management practices designed to produce consistent results and reflect the underlying economics of the businesses. The development and application of these methodologies is a dynamic process. Accordingly, these measurement tools and assumptions may be revised periodically to reflect methodological, product, and/or management organizational changes. Further, these tools measure financial results that support the strategic objectives and internal organizational structure of the Corporation. Consequently, the information presented is not necessarily comparable with similar information for other financial institutions.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.

•
Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, core business banking, public entities, and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing, commercial mortgages, real estate construction lending, letters of credit, treasury management, government banking, international banking, merchant card and other depository products and services.

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

•
Other – The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the Other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.

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

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three and nine months ended September 30, 2013 and September 30, 2012:

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$106,443	$277,468	$99,548	$239,922	$3,613	$11,162	$(6,264)	$(15,835)	$203,340	$512,717
Provision for loan losses	(27)	6,866	905	7,071	(736)	(570)	6,237	10,267	6,379	23,634
Other income	21,364	60,980	30,723	88,916	13,216	34,347	5,787	13,680	71,090	197,923
Other expenses	57,033	151,587	96,153	235,518	14,650	38,698	43,542	82,140	211,378	507,943
Net income (loss)	46,021	116,997	21,589	56,061	1,894	4,796	(28,789)	(51,344)	40,715	126,510
AVERAGES:
Assets	8,685,333	8,020,824	5,659,553	4,646,817	266,028	255,538	9,402,680	7,709,479	24,013,594	20,632,658

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2012	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$65,446	$193,776	$51,181	$158,745	$4,223	$13,412	$(2,960)	$(10,333)	$117,890	$355,600
Provision for loan losses	10,401	22,970	1,194	5,459	(519)	(318)	5,103	14,325	16,179	42,436
Other income	15,247	47,603	26,783	76,226	8,528	24,987	4,367	13,136	54,925	161,952
Other expenses	39,595	123,074	53,788	169,618	9,711	29,718	5,493	19,022	108,587	341,432
Net income (loss)	19,954	61,967	14,939	38,931	2,313	5,849	(2,253)	(10,865)	34,953	95,882
AVERAGES:
Assets	6,466,355	6,386,617	2,960,336	2,929,911	242,539	238,899	5,064,786	5,041,099	14,734,016	14,596,526

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

Through the Corporation's FRAP program, a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one-month LIBOR index. These interest rate swaps are designated as fair value hedges. Through application of the "short cut method of accounting", there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP Program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a stand-alone derivative.

At September 30, 2013, December 31, 2012 and September 30, 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2012		September 30, 2013		December 31, 2012		September 30, 2012
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$—	$—	$—	$—	$133,159	$13,289	$161,133	$19,080	$182,950	$22,071
(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Derivatives Not Designated in Hedge Relationships

As of September 30, 2013, December 31, 2012 and September 30, 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2012		September 30, 2013		December 31, 2012		September 30, 2012
	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)
Interest rate swaps	$1,546,228	$51,044	$1,204,835	$58,769	$1,166,765	$62,796	$1,546,228	$51,044	$1,204,835	$58,769	$1,166,765	$62,796
Mortgage loan commitments	144,572	2,729	168,271	4,400	221,057	7,394	—	—	—	—	—	—
Forward sales contracts	—	—	—	—	—	—	68,581	1,081	124,017	62	144,849	2,223
Credit contracts	—	—	—	—	—	—	50,336	—	25,225	—	20,861	—
Foreign exchange	5,716	66	6,662	62	4,363	80	6,295	92	6,026	57	4,371	71
Other	—	—	—	—	—	—	54,763	—	31,492	—	27,898	—
Total	$1,696,516	$53,839	$1,379,768	$63,231	$1,392,185	$70,270	$1,726,203	$52,217	$1,391,595	$58,888	$1,364,744	$65,090

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

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation's commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At September 30, 2013, the remaining terms on these swap participation agreements generally ranged from less than one year to six years. The Corporation's maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.3 million as of September 30, 2013. The fair values of the written swap participations were not material at September 30, 2013, December 31, 2012 and September 30, 2012.

Gains and losses recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2013 and 2012 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Mortgage loan commitments	Other operating income	$1,950	$2,146	$(1,672)	$2,435
Forward sales contracts	Other operating income	(5,538)	(1,023)	(1,019)	(425)
Foreign exchange contracts	Other operating income	195	136	(118)	196
Other	Other operating expense	—	—	—	—
Total		$(3,393)	$1,259	$(2,809)	$2,206

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Corporation generally enters into bilateral collateral agreements using standard forms published by the ISDA. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's ALCO. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS. Collateral posted against derivative liabilities was $78.2 million, $96.5 million and $103.0 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of September 30, 2013, December 31, 2012 and September 30, 2012. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of September 30, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - non-designated	$2,585	$—	$2,585	$(2,585)	$—	$—
Foreign exchange	66	—	66	(92)	26	—
Total derivative assets	$2,651	$—	$2,651	$(2,677)	$26	$—

Derivative Liabilities
Interest rate swaps - designated	$13,289	$—	$13,289	$—	$(13,289)	$—
Interest rate swaps - non-designated	48,458	—	48,458	(2,585)	(45,873)	—
Foreign exchange	92	—	92	(92)	—	—
Total derivative liabilities	$61,839	$—	$61,839	$(2,677)	$(59,162)	$—

	As of December 31, 2012
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$55	$—	$55	$(55)	$—	$—
Foreign exchange	14	—	14	(14)	—	—
Total derivative assets	$69	$—	$69	$(69)	$—	$—

Derivative Liabilities
Interest rate swaps - designated	$19,080	$—	$19,080	$—	$(19,080)	$—
Interest rate swaps - non-designated	58,714	—	58,714	(55)	(58,659)	—
Foreign exchange	45	—	45	(14)	(31)	—
Total derivative liabilities	$77,839	$—	$77,839	$(69)	$(77,770)	$—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of September 30, 2012
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$63	$—	$63	$(63)	$—	$—
Foreign exchange	22	—	22	(22)	—	—
Total derivative assets	$85	$—	$85	$(85)	$—	$—

Derivative Liabilities
Interest rate swaps - designated	$22,071	$—	$22,071	$—	$(22,071)	$—
Interest rate swaps - non-designated	62,733	—	62,733	(63)	(62,670)	—
Foreign exchange	56	—	56	(22)	(34)	—
Total derivative liabilities	$84,860	$—	$84,860	$(85)	$(84,775)	$—

(a) For derivative assets, this includes any derivative liability fair values that could be offset in the event of counterparty default. For derivative liabilities, this includes any derivative asset fair values that could be offset in the event of counterparty default.

(b) For derivate assets, this includes the fair value of collateral received by the Corporation from the counterparty. Securities received as collateral are not included in the Consolidated Balance Sheet unless the counterparty defaults. For derivative liabilities, this includes the fair value of securities pledged by the Corporation to the counterparty. These securities are included in the Consolidated Balance Sheet unless the Corporation defaults.

10.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Pension Cost
Service Cost	$585	$1,799	$1,755	$5,397
Interest Cost	2,632	2,965	7,896	8,895
Expected return on assets	(2,960)	(3,034)	(8,880)	(9,102)
Amortization of unrecognized prior service costs	117	97	351	291
Cumulative net loss	1,174	2,593	3,522	7,779
Net periodic pension cost	$1,548	$4,420	$4,644	$13,260

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Postretirement Cost
Service Cost	$24	$19	$74	$57
Interest Cost	130	174	390	522
Amortization of unrecognized prior service costs	(117)	(117)	(351)	(351)
Cumulative net loss	67	72	201	216
Net periodic postretirement cost	$104	$148	$314	$444

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

Net periodic benefits and costs for the Citizens sponsored plans including the following components for the three and nine months ended September 30, 2013:

	Pension Benefits
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest Cost	$795	$1,590
Expected return on assets	(1,096)	(2,192)
Net periodic pension benefit	$(301)	$(602)

	Postretirement Benefits
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest Cost	$15,770	$31,540
Net periodic postretirement cost	$15,770	$31,540

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012:

		Fair Value by Hierarchy
	September 30, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,096	$3,096	$—	$—
Non-marketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	272,224	—	272,224	—
Residential mortgage-backed securities:
U.S. government agencies	999,375	—	999,375	—
Commercial mortgage-backed securities:
U.S. government agencies	55,932	—	55,932	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,505,706	—	1,505,706	—
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	97,154	—	97,154	—
Corporate debt securities	50,850	—	—	50,850
Asset-backed securities:
Collateralized loan obligations, non-agency issued	268,632	—	—	268,632
Total available for sale securities	3,256,259	3,096	2,930,401	322,762
Residential loans held for sale	17,813	—	17,813	—
Derivative assets:
Interest rate swaps - nondesignated	51,044	—	51,044	—
Mortgage loan commitments	2,729	—	2,729	—
Foreign exchange	66	—	66	—
Total derivative assets	53,839	—	53,839	—
Total fair value of assets (a)	$3,327,911	$3,096	$3,002,053	$322,762
Derivative liabilities:
Interest rate swaps - fair value hedges	$13,289	$—	$13,289	$—
Interest rate swaps - nondesignated	51,044	—	51,044	—
Forward sales contracts	1,081	—	1,081	—
Foreign exchange	92	—	92	—
Total derivative liabilities	65,506	—	65,506	—
True-up liability	11,457	—	—	11,457
Total fair value of liabilities (a)	$76,963	$—	$65,506	$11,457
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$22,616	$—	$—	$22,616
Impaired loans (c)	48,129	—	—	48,129
Other property (d)	13,413	—	—	13,413
Other real estate covered by loss share (e)	8,475	—	—	8,475
Total fair value	$92,633	$—	$—	$92,633
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2013.
(b) - MSRs with a recorded investment of $22.9 million were reduced by a specific valuation allowance totaling $0.6 million to a reported carrying value of $22.4 million resulting in recognition of $0.1 million in recoveries included in loans sales and servicing income in the three months ended September 30, 2013.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(c) - Collateral dependent impaired loans with a recorded investment of $51.3 million were reduced by specific valuation allowance allocations totaling $3.1 million to a reported net carrying value of $48.1 million.
(d) - Amounts do not include assets held at cost at September 30, 2013. During the three months ended September 30, 2013, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.3 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at September 30, 2013. During the three months ended September 30, 2013, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.2 million included in noninterest expense.

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

		Fair Value by Hierarchy
	September 30, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,245	$3,245	$—	$—
U.S. government agency debentures	35,137	—	35,137	—
U.S. States and political subdivisions	258,418	—	258,418	—
Residential mortgage-backed securities:
U.S. government agencies	1,277,831	—	1,277,831	—
Commercial mortgage-backed securities:
U.S. government agencies	15,667	—	15,667	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,205,525	—	1,205,525	—
Non-agency	12	—	1	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	68,665	—	68,665	—
Corporate debt securities	47,493	—	—	47,493
Total available-for-sale securities	2,911,993	3,245	2,861,244	47,504
Residential loans held for sale	17,540	—	17,540	—
Derivative assets:
Interest rate swaps - nondesignated	62,796	—	62,796	—
Mortgage loan commitments	7,394	—	7,394	—
Foreign exchange	80	—	80	—
Total derivative assets	70,270	—	70,270	—
Total fair value of assets (a)	$2,999,803	$3,245	$2,949,054	$47,504
Derivative liabilities:
Interest rate swaps - fair value hedges	22,071	—	22,071	—
Interest rate swaps - nondesignated	62,796	—	62,796	—
Forward sale contracts	2,223	—	2,223	—
Foreign exchange	71	—	71	—
Total derivative liabilities	87,161	—	87,161	—
True-up liability	12,642	—	—	12,642
Total fair value of liabilities (a)	$99,803	$—	$87,161	$12,642
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$17,294	$—	$—	$17,294
Impaired loans (c)	44,010	—	—	44,010
Other property (d)	6,333	—	—	6,333
Other real estate covered by loss share (e)	14,695	—	—	14,695
Total fair value	$82,332	$—	$—	$82,332
(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2012.
(b) - Mortgage servicing rights with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $4.1 million to a reported carrying value of $17.2 million resulting in recognition of a recovery of $0.6 million in the three months ended September 30, 2012.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(c) - Collateral dependent impaired loans with a recorded investment of $52.5 million were reduced by specific valuation allowance allocations totaling $8.5 million to a reported net carrying value of $44.0 million.
(d) - Amounts do not include assets held at cost at September 30, 2012. During the three months ended September 30, 2012, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.1 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at September 30, 2012. During the three months ended September 30, 2012, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.2 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended September 30, 2013 and 2012, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 90% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBS; securities issued by the U.S. Treasury; and certain agency and corporate CMO.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBS that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of September 30, 2013, less than 10% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLO.

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

CLO are securitized products where payments from multiple middle sized and large business loans are pooled together and segregated into different classes of bonds with payments on these bonds based on their priority within the overall deal structure. The markets for such securities are generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

discount rates were difficult to observe at the individual bond level. Accordingly, the securities are currently valued by a third party that primarily utilizes dealer or pricing service prices and, subsequently, verifies this pricing through a disciplined process to ensure proper valuations and to highlight differences in cash flow modeling or other risks to determine if the market perception of the risk of a CLO is beginning to deviate from other similar tranches.  This is done by establishing ranges for appropriate pricing yields for each CLO tranche and, using a standardized cash flow scenario, ensuring yields are consistent with expectations.

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

Loans held for sale. These loans are regularly traded in active markets through programs offered by FHLMC and FNMA, and observable pricing information is available from market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.

Impaired loans. Certain impaired collateral dependent loans are reported at fair value less costs to sell the collateral. Collateral values are estimated using Level 3 inputs, consisting of third-party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. When impaired collateral dependent loans are individually re-measured and reported at fair value of the collateral, less costs to sell, a direct loan charge off to the ALLL and/or a specific valuation allowance allocation is recorded.

Other Property. Certain other property which consists of foreclosed assets and properties securing residential and commercial loans, upon initial recognition and transfer from loans, are re-measured and reported at fair value less costs to sell to the property through a charge-off to the ALLL based on the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs, consisting of third party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down further through a charge to noninterest expense.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended September 30, 2013.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.59% and 2.99% as of September 30, 2013 and 2012, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.8 million and $0.7 million, respectively, as of September 30, 2013.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.3 million, $7.6 million and $7.7 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.2 million, $4.6 million and $5.0 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts components of the true-up calculations are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 4 (Loans) and Note 5 (Allowance for Loan and Lease Losses) for additional information on the estimated cash flows of the acquired loan portfolios.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$212,512	$10,937	$48,096	$11,820	$49,661	$12,259	$87,539	$11,551
Fair value of assets acquired	—	—			3,271	—	—	—
(Gains) losses included in earnings (a)	—	520	—	822	—	—	—	1,091
Unrealized gains (losses) (b)	(1,704)		(605)	—	(2,066)	(802)	3,137	—
Purchases	111,940	—	—	—	271,856	—	—	—
Sales	—	—	—	—	—	—	(40,520)	—
Settlements	13	—	13	—	39	—	(2,652)	—
Net transfers into (out of) Level 3	—	—	—	—	—	—	—	—
Balance at ending of period	$322,761	$11,457	$47,504	$12,642	$322,761	$11,457	$47,504	$12,642
(a) Reported in other expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of September 30, 2013, December 31, 2012 and September 30, 2012. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Aggregate fair value carrying amount	$17,813	$23,683	$17,540
Aggregate unpaid principal / contractual balance	17,179	22,765	16,635
Carrying amount over aggregate unpaid principal (a)	$634	$918	$905
(a) These changes are included in loan sales and servicing income in the Consolidated Statements of Comprehensive Income.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of September 30, 2013, December 31, 2012 and September 30, 2012 are shown in the tables below.

	September 30, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,247,267	$1,247,267	$1,247,267	$—	$—
Available-for-sale securities	3,256,259	3,256,259	3,096	2,930,401	322,762
Held-to-maturity securities	2,749,934	2,658,433	—	2,658,433	—
Other securities	270,369	270,369	—	270,369	—
Loans held for sale	17,813	17,813	—	17,813	—
Net originated loans	9,690,848	9,623,848	—	—	9,623,848
Net acquired loans	3,825,751	3,825,751	—	—	3,825,751
Net covered loans and loss share receivable	608,732	608,732	—	—	608,732
Accrued interest receivable	49,820	49,820	—	49,820	—
Derivatives	53,839	53,839	—	53,839	—
Financial liabilities:
Deposits	$19,489,533	$19,508,531	$—	$19,508,531	$—
Federal funds purchased and securities sold under agreements to repurchase	1,049,801	1,049,801	—	1,049,801	—
Wholesale borrowings	200,858	204,461	—	204,461	—
Long-term debt	324,425	321,255	—	321,255	—
Accrued interest payable	5,884	5,884	—	5,884	—
Derivatives	65,506	65,506	—	65,506	—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$258,014	$258,014	$258,014	$—	$—
Available-for-sale securities	2,920,971	2,920,971	3,241	2,868,069	49,661
Held-to-maturity securities	622,121	630,799	—	630,799	—
Other securities	140,717	140,717	—	140,717	—
Loans held for sale	23,683	23,683	—	23,683	—
Net originated loans	8,632,717	8,604,872	—	—	8,604,872
Net covered loans and loss share receivable	975,870	975,870	—	—	975,870
Accrued interest receivable	40,389	40,389	—	40,389	—
Derivatives	63,231	63,231	—	63,231	—
Financial liabilities:
Deposits	$11,759,425	$11,765,873	$—	$11,765,873	$—
Federal funds purchased and securities sold under agreements to repurchase	1,104,525	1,104,525	—	1,104,525	—
Wholesale borrowings	136,883	143,029	—	143,029	—
Accrued interest payable	2,515	2,515	—	2,515	—
Derivatives	77,968	77,968	—	77,968	—

	September 30, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$238,417	$238,417	$238,417	$—	$—
Available for sale securities	2,911,993	2,911,993	3,245	2,861,244	47,504
Held to maturity securities	620,631	631,237	—	631,237	—
Other securities	140,730	140,730	—	140,730	—
Loans held for sale	17,540	17,540	—	17,540	—
Net originated loans	8,217,478	7,898,195	—	—	7,898,195
Net covered loans and loss share receivable	1,131,285	1,131,285	—	—	1,131,285
Accrued interest receivable	43,901	43,901	—	43,901	—
Derivatives	70,270	70,270	—	70,270	—
Financial liabilities:
Deposits	$11,532,426	$11,540,681	$—	$11,540,681	$—
Federal funds purchased and securities sold under agreements to repurchase	963,455	963,455	—	963,455	—
Wholesale borrowings	178,083	187,230	—	187,230	—
Accrued interest payable	2,798	2,798	—	2,798	—
Derivatives	87,161	87,161	—	87,161	—

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

Cash and cash equivalents – For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value.

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

Net acquired loans - Acquired loans were recorded at the preliminary estimated fair value on Acquisition Date. As of September 30, 2013, the carrying value of net acquired loans is considered a reasonable estimate of fair value due to the close proximity to the Acquisition Date and lack of significant changes in assumptions used to estimate the preliminary fair value as of the Acquisition Date such as expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Net covered loans and loss share receivable – Fair values for covered loans were estimated based on a discounted projected cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Loss share receivable – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should the Bank choose to dispose of them. Fair value was estimated using discounted projected cash flows related to the Loss Share Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt from the FDIC.

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

12.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the nine months ended September 30, 2013 and 2012, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $468.8 million and $588.6 million, respectively, and recognized pretax gains of $10.8 million and $7.9 million, respectively, which are included as a component of loan sales and servicing income. As of September 30, 2013 and 2012, the Corporation retained the related mortgage servicing rights on $431.9 million and $560.9 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at September 30, 2013 and $2.4 billion at September 30, 2012. For the nine months ended September 30, 2013 and 2012, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $4.7 million and $4.2 million, respectively.

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

In connection with the acquisition of Citizens, the Corporation recorded approximately $1.1 million of mortgage servicing rights on the Acquisition Date, which are included in the table below. Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$22,604	$21,273	$21,316	$21,179
Addition of Citizens' mortgage servicing rights on Acquisition Date	—	—	1,065	—
Additions	1,450	1,408	4,151	4,597
Amortization	(1,131)	(1,390)	(3,609)	(4,485)
Balance at end of period	22,923	21,291	22,923	21,291
Valuation allowance at beginning of period	(482)	(3,488)	(2,564)	(3,539)
Recoveries (Additions)	(90)	(590)	1,992	(539)
Valuation allowance at end of period	(572)	(4,078)	(572)	(4,078)
Mortgage servicing rights, net carrying balance	$22,351	$17,213	$22,351	$17,213
Fair value at end of period	$22,616	$17,294	$22,616	$17,294

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the nine months ended September 30, 2013 and 2012.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at September 30, 2013 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	10.56%
Decrease in fair value from 10% adverse change	$750
Decrease in fair value from 25% adverse change	$1,456
Discount rate assumption	9.86%
Decrease in fair value from 100 basis point adverse change	$704
Decrease in fair value from 200 basis point adverse change	$1,362
Expected weighted-average life (in months)	98

13.     Contingencies and Guarantees

Litigation

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

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. That application is now pending.

365/360 Interest Litigation

In August 2008, a lawsuit was filed in the Cuyahoga County Court of Common Pleas against the Bank. The breach-of-contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint sought actual damages, interest, injunctive relief and attorney fees. In June 2012, the trial court certified the class and the Bank appealed the determination. In May 2013, the court of appeals reversed the trial court's decision on class certification, thereby decertifying the class, and remanded the case back to the trial court for further proceedings. In August 2013, the suit was dismissed without prejudice.

Shareholder Derivative Litigation

In July 2012, three related shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Ohio. The lawsuits named as defendants the members of the Corporation's board of directors and certain senior executives, and generally alleged that the defendants breached fiduciary duties owed to the Corporation in connection with decisions concerning executive compensation and that the senior executives named as defendants were unjustly enriched by receiving excessive compensation. The lawsuits also alleged that the defendants caused the Corporation to issue incomplete or misleading disclosures concerning

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

executive compensation in its 2012 proxy statement. Following consolidation of the lawsuits, the court dismissed the plaintiffs' consolidated complaint with prejudice in May 2013, and the matter is now concluded.

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

The plaintiffs and defendants have entered into a settlement of the Lawsuit, and the court approved the settlement on September 20, 2013. Under the settlement, the defendants amended the joint proxy statement/prospectus relating to the merger to include certain supplemental disclosures to shareholders of Citizens and agreed to pay attorneys' fees and expenses as awarded by the court. An alleged former shareholder of Citizens objected to the settlement and has filed an appeal of the court's approval of the settlement; the settlement will not become final until that appeal has been resolved.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. The Corporation has not established any reserves with respect to any of this disclosed litigation because it is not possible to determine (i) whether a liability has been incurred; or (ii) an estimate of the ultimate or minimum amount of such liability.

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at September 30, 2013, December 31, 2012 and September 30, 2012 was $8.5 million, $5.4 million and $5.8 million, respectively. Additional information pertaining to this allowance is included in Note 5

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(Allowance for Loan and Lease Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of September 30, 2013, December 31, 2012 and September 30, 2012. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	September 30, 2013	December 31, 2012	September 30, 2012
Loan Commitments
Commercial	$3,521,227	$2,431,023	$2,406,226
Consumer	2,057,115	1,720,518	1,687,955
Total loan commitments	$5,578,342	$4,151,541	$4,094,181

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of September 30, 2013, December 31, 2012 and September 30, 2012.

	September 30, 2013	December 31, 2012	September 30, 2012
Financial guarantees
Standby letters of credit	$221,229	$136,202	$125,791
Loans sold with recourse	50,882	42,383	39,251
Total financial guarantees	$272,111	$178,585	$165,042

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $112.6 million at September 30, 2013, the remaining guarantees extend in varying amounts through 2018.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Asset Sales

The Corporation regularly sells residential mortgage loans service retained to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of September 30, 2013, December 31, 2012 and September 30, 2012, the Corporation had sold $41.4 million, $32.5 million and $28.5 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $7.9 million, $1.5 million and $1.1 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of September 30, 2013, the Corporation continued to service approximately $8.2 million in manufactured housing loans that were sold with recourse compared to $8.2 million and $10.7 million as of December 31, 2012 and September 30, 2012, respectively. As of September 30, 2013, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans compared to $1.2 million and $1.2 million as of December 31, 2012 and September 30, 2012, respectively.

The total reserve associated with loans sold with recourse was approximately $9.0 million, $2.7 million and $2.3 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. As a result of the merger with Citizens, $6.0 million was recorded in the three months ended June 30, 2013 to reflect the fair value of the liability associated with the expected commitment to repurchase mortgage loans previously sold by Citizens subject to recourse provisions. The Corporation's reserve reflects management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$7,287	$1,106	$8,393
Assumed obligation	—	—	—
Net realized losses	(1,983)	—	(1,983)
Net increase (decrease) to reserve	2,546	3	2,549
Balance at end of period	$7,850	$1,109	$8,959

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Three Months Ended September 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$750	$1,263	$2,013
Net realized losses	(202)	—	(202)
Net increase (decrease) to reserve	552	(70)	482
Balance at end of period	$1,100	$1,193	$2,293

	Nine Months Ended September 30, 2013
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Assumed obligation	6,000	—	6,000
Net realized losses	(3,053)	—	(3,053)
Net increase (decrease) to reserve	3,403	(58)	3,345
Balance at end of period	$7,850	$1,109	$8,959

	Nine Months Ended September 30, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(569)	—	(569)
Net increase (decrease) to reserve	1,199	(80)	1,119
Balance at end of period	$1,100	$1,193	$2,293

14.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(274)	$(71,623)	$(71,897)	$55,418	$(71,623)	$(16,205)
Amounts recognized in other comprehensive income, net of taxes of $26.7 million and $31.0 million	(11,716)	—	(11,716)	(69,229)	—	(69,229)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $0.978 million and $0.981 million	—	—	—	1,821	—	1,821
Balance at the end of the period	$(11,990)	$(71,623)	$(83,613)	$(11,990)	$(71,623)	$(83,613)

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Income statement line item presentation
Realized (gains) losses on sale of securities	$—	$2,802	Investment securities losses (gains), net
Tax expense (benefit) (35%)	—	(981)	Income tax expense (benefit)
Reclassified amount, net of tax	$—	$1,821

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights (a)
(Unaudited)	Three Months Ended					Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
	2013	2013	2013	2012	2012	2013	2012
EARNINGS
Net interest income FTE (b)	$207,079	$201,605	$114,376	$119,130	$120,741	$523,057	$363,857
FTE adjustment (b)	3,739	3,574	3,027	2,900	2,851	10,340	8,257
Provision for originated loan losses	2,523	3,151	5,808	7,116	9,965	11,482	26,860
Provision for acquired loan losses	2,033	—	—	—	—	2,033	—
Provision for covered loan losses	1,823	4,158	4,138	5,146	6,214	10,119	15,576
Other income	71,090	69,439	57,392	61,652	54,925	197,923	161,952
Other expenses	211,378	189,640	106,925	112,181	108,587	507,943	341,432
Net income	40,715	48,450	37,346	38,224	34,953	126,510	95,882
Diluted EPS (d)	0.23	0.29	0.33	0.35	0.32	0.82	0.88
PERFORMANCE RATIOS
Return on average assets (ROA)	0.67%	0.85%	1.01%	1.03%	0.94%	0.82%	0.88%
Return on average equity (ROE)	6.07%	7.56%	8.83%	9.30%	8.60%	7.29%	8.01%
Return on average tangible common equity (e)	9.29%	11.49%	12.76%	13.01%	12.10%	10.98%	11.32%
Net interest margin FTE (b)	4.05%	4.12%	3.46%	3.58%	3.66%	3.93%	3.73%
Efficiency ratio (e)	74.92%	68.37%	62.06%	62.65%	61.75%	69.39%	64.83%
Number of full-time equivalent employees	4,666	4,619	2,767	2,738	2,733	4,666	2,733
MARKET DATA
Book value per share	$16.08	$16.06	$15.99	$15.00	$14.82	$16.08	$14.82
Tangible book value per share (e)	10.51	10.47	10.83	10.75	10.56	10.51	10.56
Period-end common share market value	21.72	20.03	16.54	14.19	14.71	21.72	14.71
Market as a % of book	135%	125%	103%	95%	99%	135%	99%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.48	$0.48
Common Stock dividend payout ratio	69.57%	55.17%	48.48%	45.71%	50.00%	58.54%	54.55%
Average basic common shares	165,044	157,863	109,689	109,652	109,645	144,402	109,473
Average diluted common shares	168,916	157,982	109,689	109,652	109,645	147,341	109,473
Period end common shares	165,045	165,045	109,746	109,649	109,653	165,045	109,653
Common shares repurchased	7	168	26	12	6	201	186
Common Stock market capitalization	$3,584,777	$3,305,851	$1,815,199	$1,555,919	$1,612,996	$3,584,777	$1,612,996
ASSET QUALITY (excluding acquired and covered loans) (c)
Gross charge-offs	$8,515	$10,969	$10,776	$12,475	$20,999	$30,260	$53,430
Net charge-offs	2,877	3,349	5,907	7,116	14,872	12,133	35,617
Allowance for originated loan losses	98,291	98,645	98,843	98,942	98,942	98,291	98,942
Reserve for unfunded lending commitments	8,493	8,114	4,941	5,433	5,760	8,493	5,760
Nonperforming assets (NPAs)	55,426	66,177	52,231	50,224	64,055	55,426	64,055
Net charge-offs to average loans ratio	0.12%	0.15%	0.27%	0.34%	0.72%	0.18%	0.60%
Allowance for originated loan losses to period-end loans	1.00%	1.08%	1.13%	1.13%	1.19%	1.00%	1.19%
Allowance for credit losses to period-end loans	1.09%	1.17%	1.18%	1.20%	1.26%	1.09%	1.26%
NPAs to loans and other real estate	0.57%	0.72%	0.59%	0.57%	0.77%	0.57%	0.77%
Allowance for originated loan losses to nonperforming loans	276.19%	216.97%	242.21%	269.69%	196.66%	276.19%	196.66%
Allowance for credit losses to nonperforming loans	300.06%	234.82%	254.32%	284.50%	208.11%	300.06%	208.11%
CAPITAL & LIQUIDITY
Period-end tangible common equity to assets (e)	7.44%	7.61%	8.03%	8.16%	8.18%	7.44%	8.18%
Average equity to assets	11.08%	11.28%	11.45%	11.12%	10.97%	11.24%	10.95%
Average equity to total loans	18.97%	18.95%	17.88%	17.37%	17.46%	18.68%	17.51%
Average total loans to deposits	72.11%	74.04%	81.36%	81.21%	79.89%	74.99%	79.14%
AVERAGE BALANCES
Assets	$24,013,594	$22,810,702	$14,983,543	$14,702,215	$14,734,016	$20,632,658	$14,596,526
Deposits	19,456,231	18,334,244	11,789,784	11,595,085	11,591,931	16,554,834	11,539,935
Originated loans	9,377,826	8,877,754	8,735,307	8,444,208	8,185,507	8,999,316	7,970,157
Acquired loans, including covered loans, less loss share receivable	4,652,101	4,696,740	856,875	971,589	1,075,144	3,415,749	1,162,573
Earning assets	20,276,825	19,609,974	13,408,789	13,246,693	13,119,473	17,790,295	13,014,267
Shareholders' equity	2,661,546	2,571,964	1,715,005	1,635,275	1,616,569	2,319,638	1,598,987
ENDING BALANCES
Assets	$24,134,986	$23,532,129	$15,272,484	$14,913,012	$14,628,843	$24,134,986	$14,628,843
Deposits	19,489,533	19,119,722	11,925,767	11,759,425	11,532,426	19,489,533	11,532,426
Originated loans	9,789,139	9,132,625	8,779,970	8,731,659	8,316,420	9,789,139	8,316,420
Acquired loans, including covered loans,less loss share receivable	4,410,041	4,935,218	801,239	905,391	1,043,058	4,410,041	1,043,058
Goodwill	734,883	734,883	460,044	460,044	460,044	734,883	460,044
Intangible assets	85,447	88,419	6,055	6,373	6,817	85,447	6,817
Earning assets	21,305,580	20,781,079	13,905,342	13,472,067	13,219,301	21,305,580	13,219,301
Total shareholders' equity	2,654,645	2,650,909	1,754,850	1,645,202	1,624,704	2,654,645	1,624,704
NOTES:
(a) - Effective April 12, 2013, the Corporation acquired Citizens. Citizens' assets and liabilities were included in the consolidated balance sheet on the Acquisition Date at fair value. Citizens' results of operations were included in the consolidated statements of comprehensive income beginning on the Acquisition Date.
(b) Net interest income on a FTE basis restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate.

(c) - Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans and covered assets are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(d) - Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended September 30, 2013 and June 30, 2013 and $0.9 million in the three months ended March 31, 2013.
(e) - See Figure 2 entitled GAAP to Non-GAAP Reconciliations ,which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.

HIGHLIGHTS OF THIRD QUARTER 2013 PERFORMANCE

Earnings Summary

The Corporation reported third quarter 2013 net income of $40.7 million, or $0.23 per diluted share. This compares with $48.5 million, or $0.29 per diluted share, for the second quarter 2013 and $35.0 million, or $0.32 per diluted share, for the third quarter 2012. Included in net income for the third quarter 2013 were $33.4 million of one time pre-tax merger related costs that were recorded as noninterest expense. One time pre-tax merger related costs for the second quarter 2013 totaled $32.1 million of which $2.8 million was recorded as a reduction to noninterest income and $29.3 million was recorded as noninterest expense.

ROE and ROA for the third quarter 2013 were 6.07% and 0.67%, respectively, compared with 7.56% and 0.85%, respectively, for the second quarter 2013 and 8.60% and 0.94%, respectively, for the third quarter 2012.

"Acquired loans", as used herein, are those assumed in the Citizens acquisition. "Originated loans" refer to loans that have been originated in the normal course of business and "covered loans" refer to loans covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

Net Interest Income

Net interest income on a FTE basis was $207.1 million in the third quarter 2013 compared with $201.6 million in the second quarter 2013 and $120.7 million in the third quarter 2012.

Net interest margin was 4.05% for the third quarter 2013 compared with 4.12% for the second quarter 2013 and 3.66% for the third quarter 2012. Third quarter 2013 net interest margin compression compared with the second quarter 2013 was primarily driven by lower yields in the acquired loan portfolio and lower volume from the run off in the covered loan portfolio. Reduced funding costs within average deposits offset additional margin pressure during the quarter.

Average originated loans were $9.4 billion during the third quarter 2013, an increase of $500.1 million, or 5.63%, compared with the second quarter 2013, and an increase of $1.2 billion, or 14.57%, compared with the third quarter 2012. Average originated commercial loans increased $242.5 million, or 4.12%, compared with the prior quarter, and increased $687.7 million, or 12.63%, compared with the year ago quarter.

Average deposits were $19.5 billion during the third quarter 2013, an increase of $1.1 billion, or 6.12%, compared with the second quarter 2013, and an increase of $7.9 billion, or 67.84%, compared with the third quarter 2012. During the third quarter 2013, average core deposits, which exclude time deposits, increased $1.1 billion, or 6.91%, compared with the second quarter 2013 and increased $6.7 billion, or 66.29%, compared with the third quarter 2012. Average time deposits increased $40.6 million, or 1.51%, and increased $1.2 billion, or 78.05%, respectively, over the prior and year-ago quarters. For the third quarter 2013, average core deposits accounted for 86.02% of total average deposits, compared with 85.38% for the second quarter 2013 and 86.82% for the third quarter 2012.

Average investments increased $222.0 million, or 3.74%, compared with the second quarter 2013 and increased $2.5 billion, or 66.55% compared with the third quarter 2012.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the third quarter 2013 was $71.1 million, a decrease of $1.1 million, or 1.58%, from the second quarter 2013 and an increase of $16.7 million, or 30.75%, from the third quarter 2012. Included in noninterest income in the third quarter 2013 and second quarter 2013 were approximately $1.8 million and $1.0 million of gains on covered loans paid in full, respectively. There were no gains on covered loans paid in full in the third quarter 2012.

Other income, excluding net securities gains and losses, as a percentage of net revenue for the third quarter 2013 was 25.56% compared with 26.38% for second quarter 2013 and 31.05% for the third quarter 2012. Net revenue is defined as net interest income, on an FTE basis, plus other income, excluding gains and losses from securities sales.

Noninterest Expense

Noninterest expense for the third quarter 2013 was $211.4 million, an increase of $21.7 million, or 11.46%, from the second quarter 2013 and an increase of $102.8 million, or 94.66%, from the third quarter 2012. Included in noninterest expense in the third quarter 2013 and second quarter 2013 were one time merger related costs associated with the Citizens acquisition of $33.4 million and $29.3 million, respectively. The majority of the merger related costs incurred in the third quarter 2013 are from fees for early termination of existing agreements assumed from the merger and are included within Bankcard, loan processing and other costs in the accompanying consolidated statements of comprehensive income. The majority of the merger related costs incurred in the second quarter of 2013 were associated with severance arrangements and professional and legal services rendered in connection with the merger. The Corporation's efficiency ratio was 74.92% for the third quarter 2013, compared with 68.37% for the second quarter 2013 and 61.75% for the third quarter 2012.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of business combination accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value at the date of acquisition with no allowance brought forward in accordance with business combination accounting. Impaired acquired and covered loans are considered to be performing due to the application of the accretion method under the applicable accounting guidance.

Net charge-offs on originated loans totaled $2.9 million, or 0.12% of average originated loans in the third quarter 2013, compared with $3.3 million, or 0.15% of average originated loans, in the second quarter 2013 and $14.9 million, or 0.72% of average originated loans, in the third quarter 2012.

Nonperforming assets totaled $55.4 million at September 30, 2013, a decrease of $10.8 million, or 16.25%, compared with June 30, 2013 and a decrease of $8.6 million, or 13.47%, compared with September 30, 2012. Nonperforming assets at September 30, 2013 represented 0.57% of period-end originated loans plus other real estate compared with 0.72% at June 30, 2013 and 0.77% at September 30, 2012.

The allowance for originated loan losses totaled $98.3 million at September 30, 2013. At September 30, 2013, the allowance for originated loan losses was 1.00% of period-end originated loans compared with 1.08% at June 30, 2013 and 1.19% at September 30, 2012. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.09% of period end originated loans at September 30, 2013, compared with 1.17% at June 30, 2013 and 1.26% at September 30, 2012. The allowance for credit losses to nonperforming loans was 300.06% at September 30, 2013, compared with 234.82% at June 30, 2013 and 208.11% at September 30, 2012.

Balance Sheet

The Corporation’s total assets at September 30, 2013 were $24.1 billion, an increase of $602.9 million, or 2.56%, compared with June 30, 2013 and an increase of $9.5 billion, or 64.98%, compared with September 30, 2012.

Total deposits were $19.5 billion at September 30, 2013, an increase of $369.8 million, or 1.93%, from June 30, 2013 and an increase of $8.0 billion, or 69.00%, from September 30, 2012. Core deposits totaled $16.9 billion at September 30, 2013, an increase of $549.8 million, or 3.37%, from June 30, 2013 and an increase of $6.8 billion, or 67.60%, from September 30, 2012.

Shareholders’ equity was $2.7 billion as of September 30, 2013 and June 30, 2013 and $1.6 billion as of September 30, 2012. The increases mainly reflect the addition of $928.3 million in equity from the Citizen acquisition. The Corporation maintained a strong capital position as tangible common equity to assets was 7.44% at September 30, 2013, compared with 7.61% at June 30, 2013 and 8.18% at September 30, 2012. The common cash dividend per share paid in the third quarter 2013 was $0.16.

SUPERVISION AND REGULATION

The United States and the banking, securities and commodities regulators, as well as fiscal and monetary authorities, have taken a number of significant actions over the past several years in response to the 2008 credit crisis. The single most important of these was the enactment of the Dodd-Frank Act in July 2010. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry, including regulation and compliance of financial institutions and systemically important nonbank financial companies, securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection. Hundreds of implementing regulations are required, but these are only partially finished.

The preemption of certain state laws previously granted to national banking associations by the OCC under the National Bank Act have been limited, especially with respect to consumer laws. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. The Corporation is also subject to regulation by the new CFPB. The Bureau has the power to examine the Corporation and to make and interpret the rules under the various consumer financial laws, and to enforce such laws and rules.
On July 31, 2013, a United States District Court in Washington D.C., granted summary judgment to several retailers and retail trade associations regarding their claims that the Federal Reserve had not properly evaluated and set debit card interchange fees consistent with the Durbin Amendment to the Dodd-Frank Act, and the Federal Reserve is appealing this ruling. If the Federal Reserve’s appeals fail, the Federal Reserve may be forced to revisit its interchange fees analysis and may further decrease permissible interchanges fees from those it initially determined under the Durbin Amendment, which could adversely affect our revenue from these activities.

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

New Capital Rules

In July 2013, the Federal Reserve and the OCC jointly adopted final rules effective generally on January 1, 2015 to implement the Basel III and regulatory capital changes required by the Dodd-Frank Act.

These changes will apply to the Corporation and the Bank. Among other things, the rules include new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Consistent with the Basel III framework, the rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%. A new capital conservation buffer of 2.5% of risk-weighted assets is being phased-in over a transition period ending December 31, 2018. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banking organizations are now subject to a 4.0% minimum leverage ratio. The required total risk based capital ratio will not change. Failure to maintain the required common equity tier 1 capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

Management is evaluating the new rules and their effects on the Corporation and the Bank, but Management believes the Corporation and the Bank will remain "well-capitalized” under the new rules. The new rules generally will be effective for the Corporation and the Bank beginning January 1, 2015. There are various transition rules. Other changes are being considered and the Federal Reserve and the other federal banking agencies have not yet proposed rules implementing Basel III's liquidity rules.

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

Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a BHC or bank over a designated planning horizon of nine quarters, taking into account the organization's current condition, risks, exposures, strategies, and activities, and such factors as the regulators may request of a specific organization. These are tested against baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve for the Corporation and by the OCC for the Bank.

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

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Corporation is in the process of preparing its initial stress tests.

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

NON-GAAP FINANCIAL MEASURES
Figure 2 below presents computations of earnings (loss) and certain other financial measures that exclude certain items that are included in the financial results presented in accordance with GAAP and are therefore considered non-GAAP financial measures. Management believes these non-GAAP financial measures enhance an investor's understanding of the business by providing a meaningful base for period-to-period comparisons, assisting in operating results analysis, and predicting future performance on the same basis as applied by Management and the Board of Directors. These non-GAAP financial measures are also used by Management to assess the performance of the Corporation's business because Management does not consider the activities related to the adjustments to be indications of ongoing operations. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of operating budgets

•	Monthly financial performance reporting

•	Monthly, quarterly and year-to-date assessment of the Corporation's business

•	Monthly close-out reporting of consolidated results (Management only)

•	Presentations to investors of corporate performance

Net interest income is presented on a FTE basis and excludes net securities gains and losses. Net interest income - FTE includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income FTE enhances comparability of net interest income arising from taxable and tax exempt sources and is the preferred industry measurement of net interest income.
Total revenue is calculated as net interest income-FTE plus noninterest income and excludes net securities gains or losses. Management believes that noninterest income without net securities gains or losses is more indicative of the Corporation's performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
The efficiency ratio is a non-GAAP financial measure which measures productivity and is generally calculated as noninterest expense divided by total revenue-FTE. The efficiency ratio removes the impact of the Corporation's intangible asset amortization from the calculation. The adjusted efficiency ratio further removes the impact of the Citizens' merger related charges. The fee income ratio is another non-GAAP financial measure calculated as noninterest income without net securities gains or losses divided by total revenue-FTE. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors.
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve's CCAR process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity, and the new Basel III rules include a common equity Tier I capital to risk-weighted assets capital ratio. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the Tier 1 common equity measure including on a risk-weighted basis. Tangible common equity and Tier 1 common equity are not formally defined by GAAP, accordingly, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators assess the Corporation's capital adequacy using tangible common shareholders' equity and Tier 1 common equity,

Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on these same bases.
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
The Corporation currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the Basel I. In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. The calculations provided below are estimates, based on the Corporation's current understanding of the framework, including the Corporation's reading of the requirements, and informal feedback received through the regulatory process. The Corporation's understanding of the Federal Reserve's and the OCC's July 2013 Basel III capital rules is evolving and will likely change as the Corporation gains more experience with the new regulations before these become effective on January 1, 2015. Because the Basel III rules are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation's disclosed calculations. Since analysts and banking regulators may assess the Corporation's capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on the same basis.
Tangible book value per share (non-GAAP) and common equity per share (non-GAAP) are approximate measures of the Corporation's common equity and liquidation values. Management uses these values to evaluate these values to the current market value and believes these measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. These per share values are calculated by deducting preferred stock from shareholder's equity for common equity value (non-GAAP) and deducting intangible assets from the common equity value for tangible book value (non-GAAP). Both values (numerator) are then divided by period end common shares outstanding.
Return on average tangible common shareholders' equity calculates the return on average common shareholders' equity excluding goodwill and intangible assets. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally.
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

Figure 2. GAAP to Non-GAAP Reconciliations

		September 30, 2013	December 31, 2012	September 30, 2012
(Dollars in thousands)
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,654,645	$1,645,202	$1,624,704
Less:	Intangible assets	85,447	6,373	6,817
	Goodwill	734,883	460,044	460,044
	Preferred stock	100,000	—	—
Tangible common equity (non-GAAP)		$1,734,315	$1,178,785	$1,157,843
Total assets (GAAP)		24,134,986	14,913,012	14,628,843
Less:	Intangible assets	85,447	6,373	6,817
	Goodwill	734,883	460,044	460,044
Tangible assets (non-GAAP)		$23,314,656	$14,446,595	$14,161,982
Tangible common equity to tangible assets ratio (non-GAAP)		7.44%	8.16%	8.18%
Tier 1 common equity - Basel I
Shareholders' equity (GAAP)		$2,654,645	$1,645,202	$1,624,704
Plus:	Net unrealized (gains) losses on available-for-sale securities	11,990	(55,418)	(63,712)
	Losses recorded in AOCI related to defined benefit postretirement plans	71,623	71,623	77,612
	Trust preferred securities	74,500	—	—
Less:	Goodwill	734,883	460,044	460,044
	Intangible assets	85,447	6,373	6,817
	Disallowed deferred tax asset	141,625	—	—
	Other adjustments	1,997	1,802	1,648
Tier 1 capital - Basel I (regulatory)		1,848,806	1,193,188	1,170,095
Less:	Preferred stock	100,000	—	—
	Trust preferred securities	74,500	—	—
Tier 1 common equity - Basel I (non-GAAP)		$1,674,306	$1,193,188	$1,170,095
Risk-weighted assets - Basel I (regulatory)		$16,409,206	$10,607,832	$10,288,435
Tier 1 common equity ratio - Basel I (non-GAAP)		10.20%	11.25%	11.37%
Tier 1 common ratio - Basel III (estimates) (1)
Shareholders' equity (GAAP)		$2,654,645	$1,645,202	$1,624,704
Less:	Non-qualifying goodwill	734,883	460,044	460,044
	Non-qualifying intangible assets	85,447	6,373	6,817
	Disallowed deferred tax asset	174,500	—	—
	Other adjustments	1,997	1,802	1,648
Tier 1 capital - Basel III (regulatory)		1,657,818	1,176,983	1,156,195
Less:	Preferred stock	100,000	—	—
Tier 1 common equity - Basel III (regulatory)		$1,557,818	$1,176,983	$1,156,195
Risk-weighted assets - Basel III (regulatory)		$17,341,757	$10,607,832	$10,288,435
Tier 1 common equity ratio - Basel III		8.98%	11.10%	11.24%

GAAP to Non-GAAP Reconciliations, continued
		September 30, 2013	December 31, 2012	September 30, 2012
(Dollars in thousands, except per share amounts)
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,654,645	$1,645,202	$1,624,704
Less:	Preferred Stock	100,000	—	—
Common shareholders' equity		2,554,645	1,645,202	1,624,704
Less:	Intangible assets	85,447	6,373	6,817
	Goodwill	734,883	460,044	460,044
Tangible common equity (non-GAAP)		$1,734,315	$1,178,785	$1,157,843
Period end common shares		165,045	109,649	109,653
Book value per share		$16.08	$15.00	$14.82
Common equity per share		15.48	15.00	14.82
Tangible book value per share		10.51	10.75	10.56

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
(Dollars in thousands)
Net income		$40,715	$34,953	$126,510	$95,882
Adjustments to net income, net of tax (2)
Plus:	Merger related charges	21,722	618	44,912	618
	Adjusted net income (non-GAAP)	$62,437	$35,571	$169,606	$96,500
Average assets (GAAP)		$24,013,594	$14,734,016	$20,632,658	$14,596,526
Average equity (GAAP)		2,661,546	1,616,569	2,319,638	1,598,987
Less:	Average preferred stock	100,000	—	87,546	—
Average common shareholders' equity (non-GAAP)		2,561,546	1,616,569	2,232,092	1,598,987
Less:	Average intangible assets	87,226	7,029	58,096	7,507
	Average goodwill	734,883	460,044	633,203	460,044
Average tangible common equity (non-GAAP)		$1,739,437	$1,149,496	$1,540,793	$1,131,436

Return on average assets		0.67%	0.94%	0.82%	0.88%
Adjusted return on average assets net of Citizens' merger related charges (non-GAAP)		1.03%	0.96%	1.11%	0.88%
Return on average equity		6.07%	8.60%	7.29%	8.01%
Adjusted return on average equity net of Citizens' merger related charges (non-GAAP)		9.31%	8.75%	9.88%	8.06%
Return on average tangible common equity (non-GAAP) (3)		9.29%	12.10%	10.98%	11.32%
Adjusted return on average tangible common equity net of Citizens' merger related charges (non-GAAP)		14.24%	12.31%	14.87%	11.39%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
(Dollars in thousands)
	Net interest income (GAAP)	$203,340	$117,890	$512,717	$355,600
	FTE Adjustment	3,739	2,851	10,340	8,257
	Net interest income - FTE (non-GAAP)	207,079	120,741	523,057	363,857
	Noninterest income (GAAP)	71,090	54,925	197,923	161,952
	Adjustments to noninterest income (2)
Less:	Securities gains (losses)	—	553	(2,803)	1,361
	Adjusted noninterest income (non-GAAP)	71,090	54,372	200,726	160,591
	Total revenue, FTE excluding securities gains (losses) (non-GAAP)	278,169	175,113	723,783	524,448
	Noninterest expense (GAAP)	211,378	108,587	507,943	341,432
	Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,972	456	5,700	1,422
	Acquisition related expenses	33,418	951	66,302	951
	Adjusted noninterest expense (non-GAAP)	$174,988	$107,180	$435,941	$339,059

	Fee income ratio (non-GAAP)	25.56%	31.05%	27.73%	30.62%
	Efficiency ratio (non-GAAP)	74.92%	61.75%	69.39%	64.83%
	Adjusted efficiency ratio net of Citizens' merger related charges (non-GAAP)	62.91%	61.21%	60.23%	64.65%
(1) The Basel III calculations of Tier 1 common equity, RWA and the Tier 1 common equity ratio are based upon Management's current interpretation of the final Basel III rules issued by the Federal Reserve in July 2013, on a fully phased in basis.
(2) Management believes these adjustments increase comparability of period-to-period results and uses these measures to assess performance and believes investors may find them useful in their analysis of the Corporation. It is possible that the activities related to the adjustments may recur; however, Management does not consider the activities related to the adjustments to be indications of ongoing operations.

RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

Figure 3. Average Fully Tax-Equivalent Balance Sheets-Quarter to Date

	Three Months Ended
	September 30, 2013			June 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and due from banks	$1,415,430			$806,129			$440,231
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	4,849,135	$23,551	1.93%	4,714,823	$24,679	2.10%	2,688,658	$17,981	2.66%
Obligations of states and political subdivisions (tax exempt)	712,296	8,890	4.95%	710,579	9,217	5.20%	660,143	6,332	3.82%
Other securities and federal funds sold	590,292	6,215	4.18%	504,343	4,459	3.55%	344,823	2,652	3.06%
Total investment securities and federal funds sold	6,151,723	38,656	2.49%	5,929,745	38,355	2.59%	3,693,624	26,965	2.90%
Loans held for sale	18,265	174	3.78%	17,394	143	3.30%	23,631	240	4.04%
Loans, including loss share receivable (2)	14,106,837	182,406	5.13%	13,662,835	178,847	5.25%	9,402,218	103,128	4.36%
Total earning assets	20,276,825	221,236	4.33%	19,609,974	217,345	4.45%	13,119,473	130,333	3.95%
Total allowance for loan losses	(146,509)			(146,705)			(145,061)
Other assets	2,467,848			2,541,304			1,319,373
Total assets	$24,013,594			$22,810,702			$14,734,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,443,800	$—	—%	$5,095,977	$—	—%	$3,236,703	$—	—%
Interest-bearing	2,720,592	809	0.12%	2,347,155	656	0.11%	1,080,841	243	0.09%
Savings and money market accounts	8,570,910	6,495	0.30%	8,210,780	6,469	0.32%	5,746,210	5,166	0.36%
Certificates and other time deposits	2,720,929	1,712	0.25%	2,680,332	3,374	0.50%	1,528,177	2,743	0.71%
Total deposits	19,456,231	9,016	0.18%	18,334,244	10,499	0.23%	11,591,931	8,152	0.28%
Securities sold under agreements to repurchase	1,011,991	306	0.12%	927,451	329	0.14%	1,032,401	310	0.12%
Wholesale borrowings	201,012	936	1.85%	237,887	1,169	1.97%	178,022	1,130	2.53%
Long-term debt	324,424	3,899	4.77%	314,597	3,743	4.77%	—	—	—%
Total interest-bearing liabilities	15,549,858	14,157	0.36%	14,718,202	15,740	0.43%	9,565,651	9,592	0.40%
Other liabilities	358,390			424,559			315,093
Shareholders’ equity	2,661,546			2,571,964			1,616,569
Total liabilities and shareholders’ equity	$24,013,594			$22,810,702			$14,734,016
Net yield on earning assets	$20,276,825	$207,079	4.05%	$19,609,974	$201,605	4.12%	$13,119,473	$120,741	3.66%
Interest rate spread			3.97%			4.02%			3.55%
(1) Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $3.7 million, $3.6 million and $2.9 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.
(2) Nonaccrual loans have been included in the average balances.

Figure 4. Average Fully Tax-Equivalent Balance Sheets- Year to Date

	Nine Months Ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and due from banks	$875,890			$409,944
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	4,125,541	$64,525	2.09%	2,797,521	$56,688	2.71%
Obligations of states and political subdivisions (tax exempt)	655,257	24,702	5.04%	526,962	18,450	4.68%
Other securities and federal funds sold	488,005	13,618	3.73%	369,639	8,146	2.94%
Total investment securities and federal funds sold	5,268,803	102,845	2.61%	3,694,122	83,284	3.01%
Loans held for sale	16,860	461	3.66%	24,279	761	4.19%
Loans, including loss share receivable (2)	12,504,632	460,257	4.92%	9,295,866	309,530	4.45%
Total earning assets	17,790,295	563,563	4.24%	13,014,267	393,575	4.04%
Total allowance for loan losses	(144,954)			(143,756)
Other assets	2,111,427			1,316,071
Total assets	$20,632,658			$14,596,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$4,628,252	$—	—%	$3,139,515	$—	—
Interest-bearing	2,128,055	1,784	0.11%	1,069,290	726	0.09%
Savings and money market accounts	7,549,165	18,279	0.32%	5,717,860	15,302	0.36%
Certificates and other time deposits	2,249,362	7,149	0.42%	1,613,270	9,436	0.78%
Total deposits	16,554,834	27,212	0.22%	11,539,935	25,464	0.29%
Securities sold under agreements to repurchase	949,105	949	0.13%	947,135	854	0.12%
Wholesale borrowings	191,970	2,955	2.06%	180,215	3,399	2.52%
Long-term debt	265,461	9,390	4.73%	—	—	—%
Total interest-bearing liabilities	13,333,118	40,506	0.41%	9,527,770	29,717	0.42%
Other liabilities	351,650			330,254
Shareholders’ equity	2,319,638			1,598,987
Total liabilities and shareholders’ equity	$20,632,658			$14,596,526
Net yield on earning assets	$17,790,295	$523,057	3.93%	$13,014,267	$363,858	3.73%
Interest rate spread			3.83%			3.62%
(1) Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.3 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively.
(2) Nonaccrual loans have been included in the average balances.

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

Net interest income for the three months ended September 30, 2013 was $203.3 million compared to $117.9 million for three months ended September 30, 2012 and $512.7 million compared to $355.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Net interest income presented on an FTE basis for the three months ended September 30, 2013 increased $86.3 million or 71.51% to $207.1 million compared to $120.7 million for the three months ended September 30, 2012 and increased $159.2 million or 43.75% to $523.1 million for the nine months ended September 30, 2013, compared to $363.9 million for the nine months ended September 30, 2012. The increase was predominately driven by the net accretion of the fair value adjustments on loans and certificates of deposits assumed in the Citizens' acquisition.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

Figure 5. Changes in Net Interest Income-Fully Tax-Equivalent Rate/Volume Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 and 2012			2013 and 2012
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
(Dollars in thousands)
INTEREST INCOME -FTE
Investment securities and federal funds sold:
Taxable	$13,798	$(4,665)	$9,133	$25,900	$(12,591)	$13,309
Tax-exempt	531	2,027	2,558	4,753	1,499	6,252
Loans held for sale	(52)	(14)	(66)	(212)	(88)	(300)
Loans	58,402	20,876	79,278	115,471	35,256	150,727
Total interest income -FTE	72,679	18,224	90,903	145,912	24,076	169,988
INTEREST EXPENSE
Interest on deposits:
Interest bearing	467	99	566	856	202	1,058
Savings and money market accounts	2,238	(909)	1,329	4,541	(1,564)	2,977
Certificates and other time deposits	1,381	(2,412)	(1,031)	2,934	(5,221)	(2,287)
Securities sold under agreements to repurchase	(6)	2	(4)	2	93	95
Wholesale borrowings	133	(327)	(194)	211	(655)	(444)
Long-term debt	3,899	—	3,899	9,390	—	9,390
Total interest expense	8,112	(3,547)	4,565	17,934	(7,145)	10,789
Net interest income - FTE	$64,567	$21,771	$86,338	$127,978	$31,221	$159,199

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The net interest margin is calculated by dividing net interest income - FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by noninterest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment.

The following table in Figure 6 provides FTE net interest income and net interest margin totals for the three and nine months ended September 30, 2013 and 2012:

Figure 6. Net Interest Income and Net Interest Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Net interest income	$203,340	$117,890	$512,717	$355,600
Tax equivalent adjustment	3,739	2,851	10,340	8,257
Net interest income - FTE	207,079	120,741	523,057	363,857
Average earning assets	20,276,825	13,119,473	17,790,295	13,014,267
Net interest margin	4.05%	3.66%	3.93%	3.73%

The average yield on earning assets increased from 3.95% in the third quarter of 2012 to 4.33% in the third quarter of 2013. Average earning assets include Citizens' assets from the Acquisition Date resulting in the overall increase in total quarterly average earning assets. The net accretion of the fair value adjustments on the acquired loans and certificates of deposits resulted in an increase in average yield during the third quarter of 2013, thereby causing interest income to increase $90.9 million from year-ago levels. Quarterly average balances for investment securities were also up from the year ago quarter increasing investment interest income by $14.3 million, while lower rates earned on the securities decreased investment interest income by $2.6 million year over year. Higher quarterly average loans outstanding, which include Citizens' loan portfolio from the Acquisition Date, increased loan interest income by $58.4 million and higher yields earned on the acquired loans increased loan interest income by $20.9 million from year-ago levels. Outstanding balances on quarterly average deposits increased as a result of the acquisition of Citizens' deposit portfolio. The increase in average balances were partially offset by lower rates paid on deposits causing a net increase of $0.9 million in interest expense for the three months ended September 30, 2013. Quarterly average long-term debt issued in the first quarter of 2013 caused interest expense to increase by $3.9 million during the three months ended September 30, 2013. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.07% for the three months ended September 30, 2012 and September 30, 2013.

Other Income

Excluding investment securities transactions, other income for the three months and nine months ended September 30, 2013 totaled $71.1 million and $200.7 million, respectively, compared with $54.4 million and $160.6 million in the same periods one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less securities transactions) was 25.56% for the three months ended September 30, 2013 compared to 31.05% for the same three month period one year ago and 27.73% for the nine months ended September 30, 2013 compared to 30.62% for the same nine month period one year ago. Except as noted below, the Citizens acquisition is primarily contributing to the quarter over quarter increase of $16.7 million or 30.75% and the year over year increase of $40.1 million or 24.99%.

Figure 7. Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Trust department income	$9,608	$6,124	$24,515	$17,481
Service charges on deposits	22,146	14,603	55,315	43,490
Credit card fees	13,588	11,006	38,128	32,402
ATM and other service fees	5,216	3,680	13,496	11,360
Bank owned life insurance income	4,351	3,094	12,889	9,073
Investment services and life insurance	3,403	2,208	9,247	6,843
Investment securities (losses)/gains, net	—	553	(2,803)	1,361
Loan sales and servicing income	3,644	7,255	19,492	19,085
Other operating income	9,134	6,402	27,644	20,857
	$71,090	$54,925	$197,923	$161,952

Bank owned life insurance income increased $3.8 million or 42.06% from the first nine months of 2012 as a result of a death benefit received in the first quarter of 2013.

Loan sales and servicing income decreased in the three months ended September 30, 2013 by $3.6 million, or 49.77%, compared to the three months ended September 30, 2012. The decrease was due to the rise in mortgage interest rates, slowing the flow of new volume and decreasing the net fair value of the mortgage pipeline in the three months ended September 30, 2013.

Losses of $2.8 million were realized on the sale of investment securities in the second quarter of 2013 resulting in the decrease of $4.2 million in net investment securities gains during the nine months ended September 30, 2013 compared to the same prior year ago period. The loss in the second quarter of 2013 was a result of the sale of approximately $2.2 billion of investments acquired in the acquisition of Citizens. Certain acquired investments were sold to reduce prepayment and credit risk with reinvestment of approximately $1.5 billion and liquidation of high-cost borrowings in the amount of $695.0 million.

Other operating income increased $2.7 million, or 42.67%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and increased $6.8 million, or 32.54%, during the nine months ended September 30, 2013 compared to the same prior year period. Included in other operating income for the three and nine months ended September 30, 2013 was $1.8 million and $7.8 million, respectively, in gains from covered loan payoffs and related income compared to $2.9 million in gains in the nine months ended September 30, 2012. There were no gains on covered loan payoffs in the three months ended September 30, 2012. Gains on covered loan payoffs represent the difference between the credit mark on the paid-off loans less the remaining associated indemnification asset.

Other Expenses

Other expenses for the three and nine months ended September 30, 2013 totaled $211.4 million and $507.9 million, respectively, compared with $108.6 million and $341.4 million in the same periods one year ago. Except as noted below, the Citizens acquisition is primarily contributing to the quarter over quarter increase of $102.8 million or 94.66% and the year over year increase of $166.5 million or 48.77%.

Figure 8. Other Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Salaries and wages	$79,369	$43,806	$211,440	$138,282
Pension and employee benefits	18,021	14,255	48,955	45,350
Net occupancy expense	13,816	8,077	35,444	24,640
Equipment expense	11,040	7,143	28,698	21,845
Taxes, other than federal income taxes	2,785	2,051	7,599	6,025
Stationery, supplies and postage	3,801	2,210	9,304	6,638
Bankcard, loan processing, and other costs	40,786	8,424	61,043	24,935
Advertising	4,432	2,472	10,246	6,436
Professional services	9,768	4,702	32,322	17,361
Telephone	3,326	1,316	7,231	4,094
Amortization of intangibles	2,972	456	5,700	1,422
FDIC expense	4,925	1,832	12,601	9,015
Other operating expense	16,337	11,843	37,360	35,389
	$211,378	$108,587	$507,943	$341,432

Total salaries and wages decreased $6.3 million, or 7.37%, compared to the prior quarter and increased $35.6 million, or 81.18%, compared to the same year ago period. Pension and employee benefits decreased $1.4 million, or 7.20%, from the prior quarter and increased $3.8 million, or 26.42%, from the same year ago period. The increases are mainly attributable to additional full time equivalent employees, incentive expense and salary increases associated with the Citizens acquisition. The number of full time equivalent employees were 4,666 and 2,733 as of September 30, 2013 and September 30, 2012, respectively. During the three and nine months ended September 30, 2013, $3.2 million and $16.5 million, respectively, in merger-related severance costs were recognized. Partially offsetting the increase in expense from the Citizens acquisition was a decrease in pension expense of $3.3 million quarter over quarter and $9.4 million year over year. The decrease in pension expense is a result of the Corporation's qualified defined benefit pension plan being frozen effective December 31, 2012 resulting in no benefits accruing after December 31, 2012.

Bankcard, loan processing and other costs increased $32.4 million from the prior quarter and $36.1 million from the same year ago period. The increase was a result of fees for the early termination of data processing contracts assumed in the merger with Citizens.

Professional services increased $5.1 million, or 107.74%, compared to the prior year ago quarter and increased $15.0 million, or 86.18%, compared to the same year ago period. Professional services for the three and nine months ended September 30, 2013 included merger related costs of $4.6 million and $17.2 million, respectively, compared to $0.9 million and $2.8 million in the same periods a year ago.

Income Taxes

Income tax expense was $16.0 million and $13.1 million for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rate for the three months ended September 30, 2013 was 28.16% compared to 27.26% for the three months ended September 30, 2012.

Income tax expense was $52.6 million and $37.8 million for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate for the nine months ended September 30, 2013 was 29.35% compared to 28.28% for the nine months ended September 30, 2012.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 8 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results for the three and nine months ended September 30, 2013 and 2012. Except as noted below, the Citizens acquisition is primarily contributing to the period over period variances.

Figure 9. Line of Business Results

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(dollars in thousands)
OPERATIONS:
Net interest income (loss) - FTE	$107,359	$280,205	$99,548	$239,922	$3,613	$11,162	$(3,441)	$(8,232)	$207,079	$523,057
Provision for loan losses	(27)	6,866	905	7,071	(736)	(570)	6,237	10,267	6,379	23,634
Other income	21,364	60,980	30,723	88,916	13,216	34,347	5,787	13,680	71,090	197,923
Other expenses	57,033	151,587	96,153	235,518	14,650	38,698	43,542	82,140	211,378	507,943
Net income (loss)	46,021	116,997	21,589	56,061	1,894	4,796	(28,789)	(51,344)	40,715	126,510
AVERAGES:
Assets	8,685,333	8,020,824	5,659,553	4,646,817	266,028	255,538	9,402,680	7,709,479	24,013,594	20,632,658
Loans	8,557,744	7,922,472	5,256,850	4,289,808	224,400	225,414	67,843	66,938	14,106,837	12,504,632
Earnings assets	8,754,270	8,095,745	5,283,017	4,315,593	224,433	225,444	6,015,105	5,153,513	20,276,825	17,790,295
Deposits	6,137,112	5,014,893	12,282,098	10,552,382	834,764	797,622	202,257	189,937	19,456,231	16,554,834
Economic Capital	775,389	600,102	293,264	250,940	83,456	69,591	1,509,437	1,399,005	2,661,546	2,319,638

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2012	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(dollars in thousands)
OPERATIONS:
Net interest income (loss) - FTE	$66,272	$196,243	$51,181	$158,745	$4,223	$13,412	$(935)	$(4,543)	$120,741	$363,857
Provision for loan losses	10,401	22,970	1,194	5,459	(519)	(318)	5,103	14,325	16,179	42,436
Other income	15,247	47,603	26,783	76,226	8,528	24,987	4,367	13,136	54,925	161,952
Other expenses	39,595	123,074	53,788	169,618	9,711	29,718	5,493	19,022	108,587	341,432
Net income (loss)	19,954	61,967	14,939	38,931	2,313	5,849	(2,253)	(10,865)	34,953	95,882
AVERAGES:
Assets	6,466,355	6,386,617	2,960,336	2,929,911	242,539	238,899	5,064,786	5,041,099	14,734,016	14,596,526
Loans	6,424,591	6,355,908	2,683,439	2,653,490	228,973	225,349	65,215	61,119	9,402,218	9,295,866
Earnings assets	6,529,888	6,454,874	2,716,445	2,686,854	228,998	225,375	3,644,142	3,647,164	13,119,473	13,014,267
Deposits	3,391,783	3,245,210	7,357,534	7,450,182	706,616	703,724	135,998	140,819	11,591,931	11,539,935
Economic Capital	395,725	391,731	215,412	213,227	49,781	49,138	955,651	944,891	1,616,569	1,598,987

Loan growth in the originated loan portfolio and lower losses on loans during the three months ended September 30, 2013 resulted in an increase in the commercial segment's net income of $26.1 million to $46.0 million. FTE adjusted net interest income for the commercial segment totaled $107.4 million for the three months ended September 30, 2013 compared to $66.3 million for the three months ended September 30, 2012, an increase of $41.1 million, or 62.00%. Provision for credit losses for the commercial segment was essentially zero for the three months ended September 30, 2013 compared to $10.4 million for the three months ended September 30, 2012, a decrease of $10.4 million. The continued decline in provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $8.5 million to $0.5 million for the three months ended September 30, 2013. The remaining provision covered substantial loan growth in originated loans. Noninterest income was $21.3 million for the three months ended September 30, 2013 compared to $15.2 million for the same period in 2012. Greater gains realized on covered loans paid in full along with period over period increase resulting from the acquisition of Citizens. Noninterest expense for the commercial segment was $57.0 million for the three months ended September 30, 2013 compared to $39.6 million for the same period of 2012. Growth in expenses was driven by the build-out of specialized banking capabilities which was partially offset by the results of management's efficiency initiative.

The retail segment's net income increased $6.7 million for the three months ended September 30, 2013 to $21.6 million compared to three months ended September 30, 2012. FTE adjusted net interest income totaled $99.5 million for the three months ended September 30, 2013 compared to $51.1 million for the three months ended September 30, 2012, an increase of $48.4 million or 94.50%. Provision for credit losses totaled $0.9 million for the three months ended September 30, 2013 compared to $1.2 million for the three months ended September 30, 2012, a decrease of $0.2 million. Net charge-offs declined $1.2 million to $3.6 million for the three months ended September 30, 2013. Noninterest income was $30.7 million for the three months ended September 30, 2013 compared to $26.8 million for the three months ended September 30, 2012, an increase of $3.9 million, or 14.71%. Lower service charges on deposits driven by the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on ATM interchange fees partially offset the increase in income attributable to the Citizens' acquisition. Noninterest expense increased $42.4 million, or 78.76%, to $96.15 million for the three months ended September 30, 2013 compared to $53.8 million for the three months ended September 30, 2012. The results of management's efficiency initiative partially offset the increase in expense attributable to the Citizens' acquisition.
The wealth segment's net income decreased $0.4 million for the three months ended September 30, 2013 to $1.8 million compared to three months ended September 30, 2012. Noninterest income was $13.2 million for the three months ended September 30, 2013 compared to $8.5 million for the three months ended September 30, 2012, an increase of $4.7 million, or 41.81% attributable to greater brokerage and trust fees from the Citizens' acquisition. Noninterest expense increased $4.9 million, or 50.86%, to $14.7 million for the three months ended September 30, 2013 compared to $9.7 million for the three months ended September 30, 2012. The results of Management's efficiency initiative partially offset the increase in expense attributable to the Citizens' acquisition.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the parent company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net operating loss of $28.8 million for the three months ended September 30, 2013, a decline of

$26.5 million compared to the three months ended September 30, 2012. The decrease was attributable to nonrecurring expenses related to the Citizens' acquisition, partially offset by lower expenses as a result of Management's successful efficiency initiative.

FINANCIAL CONDITION

Acquisitions

On April 12, 2013, the Corporation completed the merger with Citizens pursuant to the Merger Agreement, which resulted in all of Citizens common stock being converted into the right to receive 1.37 shares of the Corporation's Common Stock. The conversion of Citizens' common stock into the Corporation's Common Stock resulted in the Corporation issuing 55,468,283 shares of its Common Stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300 million of Citizens' TARP Preferred plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023 and $100 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock.

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

Preliminary goodwill of $274.8 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

The following table in Figure 10 provide the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value:

Figure 10. Purchase Price Calculations as of the Acquisition Date

Purchase Price (in thousands, except share data):
FirstMerit shares of Common Stock issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643
Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment Securities	3,202,577
Loans	4,624,293
Premises and equipment	138,536
Intangible assets	84,774	[1]
Accrued interest receivable and other assets	678,639
Total assets	$9,273,199
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	78,816
Total liabilities	$8,264,394
Net identifiable assets acquired			1,008,805
Goodwill			$274,838

1 - Intangible assets consist of core deposit intangibles of $70.8 million, net trust relationships of approximately $14.0 million, The useful life for which the core deposit intangible and the trust relationships are amortized over is 15 and 12 years, respectively.

The estimated fair values presented in the above table reflect additional information that the Corporation obtained during the three months ended September 30, 2013 which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of loans and accrued interest receivable decreased $0.2 million, the estimated fair value of premises and equipment decreased $0.2 million, and the estimated fair value of fixed assets decreased $0.4 million of the Acquisition Date from that originally reported in the three months ended June 30, 2013. The estimated net deferred tax asset increased $0.3 million as a result of these revised fair values. These revised fair value estimates resulted in a net increase to goodwill of $0.5 million from that originally reported in the three months ended June 30, 2013 to $274.8 million and which is recognized in the September 30, 2013 consolidated balance sheet.

As part of the merger, the Corporation assumed Citizens' FHLB advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired

Citizens' balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of approximately $591.9 million in principal and approximately $60.6 million in prepayment penalty. The two retained FHLB advances totaled $60.0 million and mature on May 16, 2016. FHLB advances are reflected in the line item "Federal funds purchased and securities sold under agreements to repurchase" on the Consolidated Balance Sheets.

Additional information can be found in Note 2 (Business Combinations).

Integration Update

The integration of Citizens into the Corporation continues to progress as scheduled. Professional consulting groups have been assisting the Corporation with the integration and accounting matters related to the transaction. Core operating systems were converted as of October 20, 2013.

One time merger related costs incurred through September 30, 2013 totaled approximately $72.1 million. Management expects a total of approximately $78.1 million in one time pre-tax merger related costs related to the Citizens acquisition.

Investment Securities

At September 30, 2013, total investment securities were $6.3 billion compared to $3.7 billion at December 31, 2012 and September 30, 2012. Available-for-sale securities were $3.3 billion, $2.9 billion and $2.9 billion as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. During the second quarter, the Corporation acquired $3.2 billion of investment securities from the merger with Citizens. Shortly after acquisition, approximately $2.2 billion of these securities were sold to reduce prepayment and credit risk. A loss of approximately $2.8 million was realized in the prior quarter as a result of these sales.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation's investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, corporate bonds, and CLO. During the quarter ended June 30, 2013, the Bank began purchasing CLO into its available for sale portfolio. Approximately $271.9 million of CLO have been purchased as of September 30, 2013. These securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation's asset liability risk position.

Held-to-maturity securities totaled $2.7 billion at September 30, 2013 compared to $622.1 million and $620.6 million at December 31, 2012 and September 30, 2012, respectively. Available-for-sale securities increased $335.3 million from December 31, 2012 to September 30, 2013 and increased $344.3 million from September 30, 2012 to September 30, 2013. Held-to-maturity securities increased $2.1 billion and $2.1 billion from December 31, 2012 to September 30, 2013 and from September 30, 2012 to September 30, 2013, respectively. This movement in the investment portfolio was in response to the current low interest rate environment and the potential future impact on capital in a rising interest rate environment.

Other investments consist primarily of FHLB and FRB stock and totaled $270.4 million at September 30, 2013, and $140.7 million at December 31, 2012 and September 30, 2012. FRB stock of $31.2 million and FHLB stock of $95.6 million were acquired from the merger with Citizens.

The investment securities portfolio was in a net unrealized loss position of $29.9 million at September 30, 2013, compared to a net unrealized gain position of $72.2 million and $84.2 million at December 31, 2012 and September 30, 2012, respectively. Gross unrealized losses were $70.5 million as of September 30, 2013, compared to $12.9 million and $14.4 million at December 31, 2012 and September 30, 2012, respectively. This increase in gross unrealized loss positions on temporarily impaired investment securities was primarily due to rising interest rates in the second and third quarters of 2013, relative to the interest rate environment when the investment securities were purchased. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, state and municipal bond holdings, and corporate bonds.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Total loans held at September 30, 2013 were $14.3 billion compared to $9.7 billion at December 31, 2012 and $9.5 billion at September 30, 2012. Total loans as of September 30, 2013 include $3.8 billion in acquired loans and $654.3 million in covered loans, including loss share receivable. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013 (See Note 2 (Business Combinations). Covered loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. These covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALLL and are accounted for as acquired impaired loans.

Originated Loans

Total originated loans increased from December 31, 2012 by $1.1 billion, or 12.11%, and increased from September 30, 2012 by $1.5 billion, or 17.71%. This increase was driven primarily by higher commercial loans, which increased 9.44% from December 31, 2012 and 16.49% from September 30, 2012 due to the Corporation's expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of September 30, 2013, leases totaled $199.9 million compared to $139.2 million and $110.9 million at December 31, 2012 and September 30, 2012, respectively, resulting in increases of $60.7 million, or 43.57%, from December 31, 2012 to September 30, 2013 and $89.0 million, or 80.20%, from September 30, 2012 to September 30, 2013. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates during 2012 contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased from December 31, 2012 by $42.1 million, or 9.45%, and increased from September 30, 2012 by $48.2 million, or 10.98%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2012 by $83.3 million, or 10.33%, and increased from September 30, 2012 by $99.6 million, or 12.62%. Installment loans increased from

December 31, 2012 by $318.8 million, or 24.00%, and increased from September 30, 2012 by $326.0 million, or 24.68%.

The following table breaks down outstanding originated loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

Figure 11. Originated Loans

	September 30, 2013	December 31, 2012	September 30, 2012
(Dollars in thousands)
Commercial	$6,420,369	$5,866,489	$5,511,678
Residential mortgage	487,283	445,211	439,062
Installment	1,647,095	1,328,258	1,321,081
Home equity	889,372	806,078	789,743
Credit card	145,113	146,387	143,918
Leases	199,907	139,236	110,938
Total originated loans (a)	9,789,139	8,731,659	8,316,420
Allowance for originated loan losses	(98,291)	(98,942)	(98,942)
Net originated loans	$9,690,848	$8,632,717	$8,217,478
(a) Includes remaining loans outstanding acquired in 2010 from FirstBank of $51.9 million, $54.2 million, and $56.0 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.
respectively.
The Corporation has approximately $3.0 billion of loans secured by real estate. Approximately 73.70% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. The carrying amount of these loans was $3.8 billion as of September 30, 2013. These loans were recorded at estimated fair value in the amount of $4.6 billion at the Acquisition Date with no carryover of the related ALLL. The acquired loans were segregated between those considered to be performing (“non-impaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting. The difference between the fair value of a non-impaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments.

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

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the ALLL.

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. Total covered loans, including the loss share receivable, were $654.3 million as of September 30, 2013, a decrease from December 31, 2012 and September 30, 2012 of $364.8 million, or 35.80%, and $520.7 million, or 44.31%, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

These covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALLL and are accounted for as acquired impaired loans as described above. A loss share receivable was recorded as of the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. The loss share receivable continues to be measured on the same basis as the related covered loans. Deterioration in the credit quality of the covered loans (recorded as an adjustment to the covered ALLL) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of comprehensive income. Increases in the credit quality or cash flows of covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Allowance for Loan Losses and Reserve For Unfunded Lending Commitments

Originated Allowance for Loan and Lease Losses

The Corporation maintains what Management believes is an adequate originated ALLL. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. See Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2012 Form 10-K and Note 5 (Allowance for Loan and Lease Losses) in the notes to the consolidated financial statements in this Form 10-Q for further information regarding the Corporation's credit policies and practices.

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

At September 30, 2013, the allowance for originated loan losses was $98.3 million, or 1.00% of originated loans outstanding, compared to $98.9 million, or 1.13% and $98.9 million, or 1.19% at December 31, 2012 and September 30, 2012, respectively. The allowance equaled 276.19% of nonperforming loans at September 30, 2013 compared to 269.69% and 196.66% at December 31, 2012 and September 30, 2012. The additional reserves related to qualitative risk factors totaled $35.6 million at September 30, 2013 compared to $32.3 million and $20.4 million at December 31, 2012 and September 30, 2012, respectively. Nonperforming loans have decreased by $1.1 million or 3.00% when compared to December 31, 2012 but decreased by $14.7 million or 29.26% when compared to September 30, 2012.

Net charge-offs on originated loans were $2.9 million and 0.12% of average originated loans outstanding during the three months ended September 30, 2013 compared to $14.9 million and 0.72% of average originated loans outstanding during the three months ended September 30, 2012. Losses are charged against the ALLL as soon as they are identified.

The reserve for unfunded lending commitments at September 30, 2013, December 31, 2012 and September 30, 2012 was $8.5 million, $5.4 million and $5.8 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $106.8 million, $104.4 million and $104.7 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Figure 12. Summary of the Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Allowance for Originated Loan Losses
Allowance for loan losses-beginning of period	$98,645	$103,849	$98,942	$107,699
Provision for loan losses	2,523	9,965	11,482	26,860
(Less) net charge-offs	2,877	14,872	12,133	35,617
Allowance for loan losses-end of period	$98,291	$98,942	$98,291	$98,942
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$8,114	$5,666	$5,433	$6,373
Provision for/(relief of) credit losses	379	94	3,060	(613)
Balance at end of period	8,493	5,760	8,493	5,760
Allowance for credit losses (1)	$106,784	$104,702	$106,784	$104,702
Annualized net charge-offs as a % of average originated loans	0.12%	0.72%	0.18%	0.60%
Allowance for originated loan losses:
As a percentage of period-end originated loans	1.00%	1.19%	1.00%	1.19%
As a percentage of nonperforming originated loans	276.19%	196.66%	276.19%	196.66%
As a multiple of annualized net charge offs	8.61	1.67	6.06	2.08
Allowance for credit losses:
As a percentage of period-end originated loans	1.09%	1.26%	1.09%	1.26%
As a percentage of nonperforming originated loans	300.06%	208.11%	300.06%	208.11%
As a multiple of annualized net charge offs	9.36	1.77	6.58	2.20

(1) The reserve for unfunded commitments is recorded in other liabilities in the accompanying consolidated balance sheets.

Figure 13. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of September 30, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(Dollars in thousands)
Individually Impaired Loan Component:
Loan balance	$7,476	$20,713	$—	$30,608	$6,787	$1,253	$23,064	$89,901
Allowance	1,336	488	—	552	197	261	1,302	4,136
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	32,144	1,216	9,932					43,292
Grade 1 allowance	5	—	3					8
Grade 2 loan balance	82,906	3,711	3,173					89,790
Grade 2 allowance	52	4	3					59
Grade 3 loan balance	867,186	395,959	29,631					1,292,776
Grade 3 allowance	987	521	47					1,555
Grade 4 loan balance	2,795,959	2,061,911	152,778					5,010,648
Grade 4 allowance	34,423	11,348	722					46,493
Grade 5 (Special Mention) loan balance	47,376	30,269	3,325					80,970
Grade 5 allowance	2,190	937	152					3,279
Grade 6 (Substandard) loan balance	31,048	42,495	1,068					74,611
Grade 6 allowance	4,185	4,555	92					8,832
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,599,473	879,987	142,064	444,069	3,065,593
Current loans allowance				7,295	9,755	5,059	2,481	24,590
30 days past due loan balance				8,917	995	731	11,028	21,671
30 days past due allowance				680	536	564	407	2,187
60 days past due loan balance				3,027	487	383	1,984	5,881
60 days past due allowance				693	571	485	512	2,261
90+ days past due loan balance				5,070	1,116	682	7,138	14,006
90+ days past due allowance				1,257	1,828	1,137	669	4,891
Total loans	$3,864,095	$2,556,274	$199,907	$1,647,095	$889,372	$145,113	$487,283	$9,789,139
Total Allowance for Loan Losses	$43,178	$17,853	$1,019	$10,477	$12,887	$7,506	$5,371	$98,291

	As of December 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(Dollars in thousands)
Individually Impaired Loan Component:
Loan balance	$6,187	$27,412	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Allowance	577	1,018	—	1,526	34	127	1,722	5,004
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,211	—	13,119					55,330
Grade 1 allowance	14	—	5					19
Grade 2 loan balance	114,480	3,138	179					117,797
Grade 2 allowance	93	4	—					97
Grade 3 loan balance	661,692	272,401	20,042					954,135
Grade 3 allowance	916	711	35					1,662
Grade 4 loan balance	2,408,670	2,148,580	104,037					4,661,287
Grade 4 allowance	26,155	13,552	507					40,214
Grade 5 (Special Mention) loan balance	44,969	56,118	1,561					102,648
Grade 5 allowance	3,105	2,033	63					5,201
Grade 6 (Substandard) loan balance	28,317	52,314	298					80,929
Grade 6 allowance	5,349	6,629	29					12,007
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,278,555	796,568	142,424	406,495	2,624,042
Current loans allowance				6,596	9,766	4,815	2,617	23,794
30 days past due loan balance				10,471	1,407	922	9,928	22,728
30 days past due allowance				855	774	587	487	2,703
60 days past due loan balance				2,979	825	541	1,219	5,564
60 days past due allowance				773	1,021	540	453	2,787
90+ days past due loan balance				5,383	997	888	3,560	10,828
90+ days past due allowance				1,404	2,129	1,315	606	5,454
Total loans	$3,306,526	$2,559,963	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659
Total Allowance for Loan Losses	$36,209	$23,947	$639	$11,154	$13,724	$7,384	$5,885	$98,942

	As of September 30, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(Dollars in thousands)
Individually Impaired Loan Component:
Loan balance	$9,994	$32,549	$—	$32,577	$6,922	$1,767	$24,569	$108,378
Allowance	2,900	2,070	—	1,674	95	106	1,599	8,444
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,327	—	13,785					51,112
Grade 1 allowance	16	—	6					22
Grade 2 loan balance	105,504	3,170	190					108,864
Grade 2 allowance	96	5	—					101
Grade 3 loan balance	573,561	297,329	8,857					879,747
Grade 3 allowance	749	939	16					1,704
Grade 4 loan balance	2,215,334	2,012,160	87,259					4,314,753
Grade 4 allowance	23,035	15,991	430					39,456
Grade 5 (Special Mention) loan balance	60,803	56,802	514					118,119
Grade 5 allowance	3,068	2,441	20					5,529
Grade 6 (Substandard) loan balance	46,706	60,437	333					107,476
Grade 6 allowance	9,295	8,536	34					17,865
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,272,397	779,494	139,909	397,628	2,589,428
Current loans allowance				7,657	3,496	4,916	2,364	18,433
30 days past due loan balance				8,234	1,683	957	10,672	21,546
30 days past due allowance				664	310	589	473	2,036
60 days past due loan balance				3,193	462	506	2,159	6,320
60 days past due allowance				675	189	530	410	1,804
90+ days past due loan balance				4,681	1,181	780	4,035	10,677
90+ days past due allowance				1,165	795	1,094	494	3,548
Total loans	$3,049,229	$2,462,447	$110,938	$1,321,082	$789,742	$143,919	$439,063	$8,316,420
Total Allowance for Loan Losses	$39,159	$29,982	$506	$11,835	$4,885	$7,235	$5,340	$98,942

Acquired Allowance for Loan Losses

An ALLL for non-impaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each non-impaired acquired loan is compared to the remaining fair value discount for that loan. If the allowance is greater, the excess is added to the allowance through a provision for loan losses. If the allowance is less, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan. Once the discount is fully depleted, losses are applied against the allowance established for that loan. During the three months ended September 30, 2013, provision, equal to net charge-offs, of $2.0 million was recorded on individual non-impaired acquired consumer loans. Such loans were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

Management reforecasts the estimate of cash flows expected to be collected on each acquired impaired loan pool on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the ALLL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. There was no impairment recognized on these loans during the three months ended September 30, 2013.

No allowance has been established on acquired loans since the Acquisition Date through September 30, 2013.

Covered Allowance for Loan Losses

The ALLL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC.

The covered allowance for loan losses was $45.5 million, $43.3 million and $43.6 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. During the three months ended September 30, 2013, impairment on certain covered loans was recorded by a charge to the provision for covered loan losses of $2.9 million with a related increase of $1.0 million to the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. The net provision from the covered portfolio was $1.8 million in the three months ended September 30, 2013 compared to $6.2 million in the three months ended September 30, 2012.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of business combination accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with business combination accounting. Impaired acquired and covered loans are considered to be performing due to the application of the accretion method under business combination accounting.

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

Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2012 Form 10-K and Note 5 (Allowance for Loan and Lease Losses) in the notes to the consolidated financial statements in this Form 10-Q, provide detailed information regarding the Corporation's credit policies and practices and the credit-risk grading process for commercial loans.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 14. Asset Quality

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$6,917	$3,837	$5,218
Consumer loans	11,790	11,197	14,106
Total restructured loans	18,707	15,034	19,324
Other nonaccrual loans:
Commercial loans	12,223	17,929	26,274
Consumer loans	4,658	3,724	4,713
Total nonaccrual loans	16,881	21,653	30,987
Total nonperforming originated loans	35,588	36,687	50,311
Other real estate, excluding covered assets	19,838	13,537	13,744
Total nonperforming assets	$55,426	$50,224	$64,055
Originated loans past due 90 days or more accruing interest	$6,253	$9,417	$9,691
Total nonperforming assets as a percentage of total originated loans and ORE	0.57%	0.57%	0.77%

Total nonperforming assets as of September 30, 2013 were $55.4 million, an increase of $5.2 million, or 10.36%, from December 31, 2012 and a decrease of $8.6 million, or 13.47%, from September 30, 2012. Total originated loans past due 30-89 days totaled $97.3 million at September 30, 2013, an increase of $47.1 million, or 93.95%, from December 31, 2012 and an increase of $45.2 million, or 86.53%, from September 30, 2012. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming originated loans decreased $2.6 million, or 12.06%, from December 31, 2012 and decreased $12.4 million, or 39.22%, from September 30, 2012. Total OREO increased $6.3 million or 46.55%, from December 31, 2012 and $6.1 million, or 44.34%, from September 30, 2012. As of September 30, 2013 other real estate includes $0.6 million of vacant land no longer considered for branch expansion.

Net charge offs within the originated consumer portfolio were $3.4 million for the three months ended September 30, 2013 compared to $6.9 million for the three months ended September 30, 2012. Average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 726, home equity lines at 785, residential mortgages at 739 and credit cards at 755.

Originated loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2013, accruing originated loans 90 days or more past due totaled $6.3 million compared to $9.4 million and $9.7 million at December 31, 2012 and September 30, 2012, respectively. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the ALLL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

Figure 15. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
(Dollars in thousands)
Nonaccrual originated commercial loans beginning of period	$28,935	$23,843	$21,766	$31,492	$38,381
Credit Actions:
New	943	15,197	7,217	2,183	25,182
Loan and lease losses	(1,223)	(1,348)	(2,191)	(2,670)	(400)
Charged down	—	(2,639)	(481)	(2,555)	(9,227)
Return to accruing status	(394)	(3,981)	(179)	—	(2,177)
Payments	(9,121)	(2,137)	(2,289)	(6,684)	(20,267)
Sales	—	—	—	—	—
Nonaccrual originated commercial loans end of period	$19,140	$28,935	$23,843	$21,766	$31,492

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

The Corporation's TDR portfolio, excluding acquired and covered loans, totaled $81.7 million, $84.6 million and $89.6 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. These TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 73.18%, 74.16% and 73.49%, respectively, of the total originated TDR portfolio as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

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

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average deposits as of September 30, 2013 totaled $19.5 billion compared to $11.8 billion and $11.6 billion as of December 31, 2012 and September 30, 2012, respectively. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

Figure 16. Deposit Products and Respective Rates

	Three Months Ended
	September 30, 2013		December 31, 2012		September 30, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(Dollars in thousands)
Noninterest-bearing	$5,443,800	—%	$3,306,444	—%	$3,236,703	—%
Interest-bearing	2,720,592	0.12%	1,122,796	0.09%	1,080,841	0.09%
Savings and money market accounts	8,570,910	0.30%	5,743,599	0.36%	5,746,210	0.36%
Certificates and other time deposits	2,720,929	0.25%	1,422,246	0.64%	1,528,177	0.71%
Total customer deposits	19,456,231	0.18%	11,595,085	0.27%	11,591,931	0.28%
Securities sold under agreements to repurchase	1,011,991	0.12%	957,564	0.13%	1,032,401	0.12%
Wholesale borrowings	201,012	1.85%	163,405	2.49%	178,022	2.53%
Long-term debt	324,424	4.77%	—	—%	—	—%
Total funds	$20,993,658	0.27%	$12,716,054	0.29%	$12,802,354	0.30%

Average demand deposits comprised 41.96% of average deposits during the three months ended September 30, 2013 compared to 38.20% during the fourth quarter of 2012 and 37.25% during the three months ended September 30, 2012. Savings accounts, including money market products, made up 44.05% of average deposits during the three months ended September 30, 2013 compared to 49.53% during the three months ended December 31, 2012 and 49.57% during the three months ended September 30, 2012. Certificates and other time deposits made up 13.98% of average deposits during the three months ended September 30, 2013, 12.27% during the three months ended December 31, 2012 and 13.18% during the three months ended September 30, 2012.

The average cost of deposits, securities sold under agreements to repurchase, wholesale borrowings and long-term debt was down 4 basis points compared to the same period one year ago, or 10.00% for the three months ended September 30, 2013 due to a drop in interest rates.

The following table in Figure 17 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended September 30, 2013 by time remaining until maturity.

Figure 17. Certificates and Other Time Deposits in increments of $100 Thousand or More

(Dollars in thousands)
Time until maturity:	Amount
Under 3 months	$253,597
3 to 6 months	197,867
6 to 12 months	219,351
Over 12 months	289,136
Total	$959,951

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.7 billion as of September 30, 2013, compared with $1.6 billion as of December 31, 2012 and September 30, 2012. The Corporation's Common Stock is traded on the NYSE under the symbol FMER with 12,904 holders of record at September 30, 2013.

•At September 30, 2013 the Corporation's common equity value per share was $15.48 based on approximately 165.0 million shares outstanding at September 30, 2013, compared to $15.00 based on approximately 109.6 million shares outstanding at December 31, 2012, and $14.82 based on approximately 109.7 million shares outstanding at September 30, 2012.

•At September 30, 2013, the Corporation's tangible book value per share was $10.51 compared to $10.75 at December 31, 2012, and $10.56 at September 30, 2012.

•At September 30, 2013, the Corporation's book value per share was $16.08 compared to $15.00 at December 31, 2012, and $14.82 at September 30, 2012.

•At September 30, 2013, the Corporation had approximately 5.1 million treasury shares, compared to approximately 5.5 million treasury shares at December 31, 2012 and approximately 5.5 million treasury shares at September 30, 2012. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the third quarter of 2013, the Corporation made a common dividend payment of $0.16 per share, or $26.2 million, on its Common Stock. As of September 30, 2013, the dividend of $0.16 cents per share has an indicated annual rate of $0.64 per share. Also in the third quarter of 2013, the Corporation made a quarterly dividend payment of $1.5 million, or $14.69 per share, or $0.36725 per depositary share, on the Corporation's 5.87% Non-Cumulative Perpetual Preferred Stock, Series A.

The following table in Figure 18 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 18. Changes in Common Stock Outstanding

	2013	2013	2013	2012	2012
(Shares in thousands)	3rd qtr	2nd qtr	1st qtr	4th qtr	3rd qtr
Beginning of period	165,045	109,746	109,649	109,653	109,641
Issued (repurchased)	7	55,467	(26)	(12)	(6)
Reissued (returned) under employee benefit plans	(7)	(168)	123	8	18
End of period	165,045	165,045	109,746	109,649	109,653

As previously reported, on April 12, 2013, the Corporation completed the merger with Citizens, which resulted in the Corporation issuing 55,468,283 shares of its Common Stock. Additionally, the Corporation purchased the Citizens TARP Preferred in the amount of $300 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. On the Acquisition Date a warrant to purchase 1,757,812.5 shares of Citizens' common stock that had been issued to the Treasury on December 12, 2008 as part of Citizens' participation in the Treasury's Capital Purchase Program was converted into a warrant to purchase 2,408,203 shares of FirstMerit common stock. The Corporation used the net proceeds from its February 4, 2013 public offerings to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. The Corporation's public offerings consisted of $250 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and 4,000,000 depositary shares (each representing a 1/40th interest in a share of the Corporation's Series A Non-Cumulative Perpetual Preferred Stock), which resulted in gross proceeds of $100 million. Additional information can be found in Note 2 (Business Combinations).

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.44% at September 30, 2013, compared with 8.16% at December 31, 2012 and 8.18% at September 30, 2012.

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

As of September 30, 2013, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

Figure 19. Capitalization Tables

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)
Consolidated
Total equity	$2,654,645	11.00%	$1,645,202	11.03%	$1,624,704	11.11%
Common equity	2,554,645	10.58%	1,645,202	11.03%	1,624,704	11.11%
Tangible common equity (a)	1,734,315	7.44%	1,178,785	8.16%	1,157,843	8.18%
Tier 1 capital (b)	1,848,806	11.27%	1,193,188	11.25%	1,170,095	11.37%
Total risk-based capital (c)	2,251,059	13.72%	1,325,971	12.50%	1,298,944	12.63%
Leverage (d)	1,848,806	8.01%	1,193,188	8.43%	1,170,095	8.25%

	September 30, 2013		December 31, 2012		September 30, 2012
Bank Only
Total equity	$2,810,097	11.67%	$1,487,513	9.98%	$1,565,513	10.71%
Common equity	2,810,097	11.67%	1,487,513	9.98%	1,565,513	10.71%
Tangible common equity (a)	1,989,767	8.55%	1,021,096	7.07%	1,098,652	7.77%
Tier 1 capital (b)	1,960,901	11.97%	1,030,585	9.73%	1,106,099	10.77%
Total risk-based capital (c)	2,108,032	12.86%	1,158,312	10.93%	1,229,922	11.98%
Leverage (d)	1,960,901	8.50%	1,030,585	7.29%	1,106,099	7.81%

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
See Figure 2 entitled GAAP to Non-GAAP Reconciliations,which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.

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

Interest rate risk management

Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The ALCO oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for measuring and the management of interest rate risk resides in the Corporate Treasury function.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2013 and 2012:

Figure 20. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2013	(3.61)%	1.05%	1.95%	2.64%
September 30, 2012	(7.65)%	3.40%	5.80%	7.70%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses EVE sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s EVE. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2013 and 2012:

Figure 21. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2013	4.63%	0.67%	(1.42)%	(3.91)%
September 30, 2012	(3.02)%	1.66%	1.74%	0.45%

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 86.47% of total deposits at September 30, 2013. The

Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the third quarter of 2013 in addition to unencumbered, or unpledged, investment securities that totaled $2.2 billion as of September 30, 2013.

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

Funding Trends for the Quarter - During the three months ended September 30, 2013, lower cost core deposits increased by $549.8 million from the second quarter 2013. In aggregate, deposits increased $369.8 million from June 30, 2013. Securities sold under agreements to repurchase increased $204.9 million from June 30, 2013. Wholesale borrowings and long-term debt had a net decrease of $476.0 thousand from June 30, 2013. As previously reported, the Corporation issued $250 million aggregate principal amount of subordinated notes in the first quarter 2013. The Corporation’s loan to deposit ratio decreased to 73.21% as of September 30, 2013 from 74.02% as of June 30, 2013.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended September 30, 2013, FirstMerit Bank paid $47.3 million in dividends to FirstMerit Corporation. As of September 30, 2013, FirstMerit Bank had an additional $143.0 million available to pay dividends without regulatory approval.

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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the ALLL, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates; the Corporation's ability to realize the synergies and benefits contemplated by the acquisition of Citizens, such as it being accretive to earnings and expanding the Corporation's geographic presence, in the time frame anticipated or at all, and those risk factors detailed in the Corporation's periodic reports and registration statements filed with the SEC. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, FINRA, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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
During the quarter ended September 30, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

(c) The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the third quarter of the 2013 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balance at December 31, 2012				396,272
July 1 - July 31, 2013	1,548	$24.96	—	396,272
August 1 - August 31, 2013	4,527	23.16	—	396,272
September 1 - September 30, 2013	993	21.10	—	396,272
Balance at September 30, 2013	7,068	$23.26	—	396,272

(1)
Reflects 7,068 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the third quarter of 2013.

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
November 6, 2013

FirstMerit Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.