Form 10-K
period 2013-12-31
FIRSTMERIT CORP /OH/
filed 2014-02-25
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-11267
(Exact name of registrant as specified in its charter)

Ohio	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
III Cascade Plaza, 7th Floor, Akron Ohio	44308
(Address of principal executive offices)	(Zip Code)
(330) 996-6300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2013, the aggregate market value of the registrant's common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $3,305,860,323 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2014
Common Stock, no par value	165,048,468
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2014	Part III
(Proxy Statement)

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on FirstMerit’s Common Stock against the cumulative return of the Nasdaq Banks Index and the Nasdaq Composite for the period of five fiscal years commencing December 31, 2008 and ended December 31, 2013. The graph assumes that the value of the investment in FirstMerit Common Stock and each index was $100 on December 31, 2008 and that all dividends were reinvested.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
FirstMerit Corporation	100	103.78	105.56	84.42	82.53	133.64
NASDAQ Banks Index	100	83.7	95.55	85.52	101.5	143.84
NASDAQ Composite	100	145.36	171.74	170.38	200.63	281.22

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic BanCorp Inc. acquisition date of April 12, 2013	FINRA	Financial Industry Regulatory Authority
ALCO	Asset/Liability Management Committee	FNMA	Federal National Mortgage Association
ALLL	Allowance for loan and lease losses	FRAP	Fixed Rate Advantage Program
AOCI	Accumulated other comprehensive income (loss)	FRB	Federal Reserve Bank
ASC	Accounting standards codification	FSOC	Financial Stability Oversight Council
ASU	Accounting standards update	TE	Fully taxable equivalent
Bank	FirstMerit Bank N.A.	GAAP	United States generally accepted accounting principles
Basel I	Basel Committee's 1988 Capital Accord	GSE	Government sponsored enterprise
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	ISDA	International Swaps and Derivatives Association
Basel Committee	Basel Committee on Banking Supervision	LIBOR	London Interbank Offered Rate
BHC	Bank holding company	Management	FirstMerit Corporation's Management
BHCA	Bank Holding Company Act of 1956, as amended	MBS	Mortgage-backed securities
CCAR	Comprehensive Capital Analysis and Review	MSRs	Mortgage servicing rights
CFPB	Bureau of Consumer Financial Protection	NASDQ	Nasdaq Global Select Market
Citizens	Citizens Republic Bancorp Inc.	NYSE	New York Stock Exchange
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	OCC	Office of the Comptroller of the Currency
CME Group Inc.	Chicago Mercantile Exchange	OCI	Other comprehensive income (loss)
CLO	Collateralized loan obligations	OREO	Other real estate owned
CMO	Collateralized mortgage obligations	OTTI	Other-than-temporary impairment
Common Stock	Common Shares, without par value	Parent Company	FirstMerit Corporation
Corporation	FirstMerit Corporation and its Subsidiaries	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RIP	Retirement Investment Plan
DIF	Federal Deposit Insurance Fund	ROA	Return on average assets
DTA	Deferred tax asset	ROE	Return on average equity
DTL	Deferred tax liability	SEC	United States Securities and Exchange Commission
EPS	Earnings per share	TARP	Troubled Asset Relief Program
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	U.S. Treasury	United States Department of the Treasury
FDIA	Federal Deposit Insurance Act	UTB	Unrecognized tax balance
FDIC	The Federal Deposit Insurance Corporation	VIE	Variable interest entity
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation

PART I

ITEM 1.	BUSINESS.

OVERVIEW

The Corporation (“we,” “our,” “ours,” and “us”) is a $23.9 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the BHCA. The Corporation's principal business consists of owning and supervising its affiliates. The principal executive offices of the Corporation are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2013, the Bank, the Corporation's principal subsidiary, operated a network of 404 banking offices and 431 automated teller locations. Its offices span a total of 43 counties in Michigan (primarily in the lower peninsula in the geographic areas of mid-Michigan and southeast Michigan with concentrations in Genesee, Oakland and Saginaw counties), 25 counties in Wisconsin (including Brown, Calumet, Crawford, Door, Douglas, Grant, Green, Jefferson, Kewaunee, Lafayette, Langlade, Lincoln, Manitowoc, Marinette, Oconto, Oneida, Outagamie, Polk, Portage, Vilas, Walworth, Waukesha, Waupaca, Waushara and Winnebagao), 24 counties in Ohio (including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Tuscarawas, Wayne and Wood ), six counties in Illinois (including Cook, DuPage, Kane, Lake, McHenry and Will), and Lawrence County in Pennsylvania. In its principal markets in Northeastern Ohio, the Corporation serves over 429,000 retail households and commercial businesses in the 15th largest consolidated metropolitan statistical area in the United States by population (which combines the primary metropolitan statistical areas for Cleveland-Elyria-Mentor, Akron and Ashtabula Ohio); in the Detroit-Warren-Ann Arbor geographic area, the corporation serves over 219,000 retail households and commercial businesses in the 12th largest metropolitan area with a population of 5.3 million and in the Milwaukee metropolitan area the Corporation serves over 55,000 retail households and commercial businesses with a population of 2.0 million. The Corporation also operates 44 branches in the Chicago, Illinois area, which is the third largest metropolitan statistical area in the United States by population (the Chicago-Naperville-Joliet, IL-IN-WI area) with a population of over 9.9 million, where we serve approximately 69,000 retail households and commercial businesses. The Corporation had 4,814 employees at December 31, 2013.

OPERATIONS AND SUBSIDIARIES

The Corporation operates primarily through the Bank and its other subsidiaries, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout Ohio, Chicago, Illinois, Michigan, Wisconsin and Western Pennsylvania.

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, noninterest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. A description of each business line, important financial performance data and the methodologies used to measure financial performance are incorporated herein by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Line of Business Results section, and Note 16 (Segment Information) in the notes to the consolidated financial statements.

Banking services are primarily provided by the Corporation’s national banking subsidiary, FirstMerit Bank. The Bank's trust department offers wealth management and trust services. The majority of its customers are comprised of consumers and small and medium sized businesses. The Bank has a small international department to service clients in its markets. The Bank is not dependent upon any one significant customer or specific industry.

The Bank has 23 wholly-owned subsidiaries. A complete list of its subsidiaries are included in Exhibit 21 to this Annual Report on Form 10-K. The following are the principal operating subsidiaries of the Bank:

•	FirstMerit Mortgage Corporation, located in Canton, Ohio, provides mortgage loan servicing for itself and the Bank;

•	FirstMerit Equipment Finance Company, Inc. provides commercial lease financing and related services;

•	CPHCSUB, LLC and CREPD, LLC, each of which holds foreclosed commercial and construction real properties;

•	FirstMerit Insurance Group, Inc., a life insurance and financial consulting firm;

•	FirstMerit Insurance Agency, Inc., an insurance agency licensed to sell life insurance products and annuities; and

•	FirstMerit Title Agency, Ltd., an insurance agency providing complete title insurance services.

Several Bank subsidiaries, including CPHCSUB, LLC and CREPD, LLC, hold distressed commercial and construction real properties, received through the loan foreclosure process. These properties are held as OREO while being managed and remarketed for sale. The assets held as OREO for these two subsidiaries were $0.2 million and $3.4 million, respectively at December 31, 2013, as compared to $0.6 million and $5.7 million, respectively, at December 31, 2012.

Although the Corporation is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of the Corporation's income is dividends from its subsidiaries, especially the Bank. Depository institution subsidiaries are limited by law as to the amount of dividends and funds they can pay or provide their parent bank holding companies and other affiliates. Additional information regarding the Corporation’s business is incorporated herein by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Regulation and Supervision section.

ACQUISITIONS

The information presented in Note 2 (Business Combinations) in the notes to the consolidated financial statements is incorporated herein by reference.

COMPETITION

The financial services industry is highly competitive. The Corporation competes with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, mortgage banking companies, investment brokers and other brokerage institutions, money market and mutual funds and insurance companies. Major financial institution competitors in the Corporation’s primary markets include Associated Banc-Corp, Bank of America, PNC Financial Services Group, Inc., KeyCorp, Huntington Bancshares, Inc., Fifth Third Bancorp, First Midwest Bank, U.S. Bancorp, BMO Harris Bank N.A., MB Financial, Inc., JP Morgan Chase & Co., Wells Fargo & Company and Wintrust Financial Corporation.

The Corporation competes in its markets by offering high quality personal services at competitive prices in connection with its super community banking model.

AVAILABILITY OF SEC FILINGS

We use our website, www.firstmerit.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K, unless expressly noted.

REGULATION AND SUPERVISION

Introduction

The Corporation is subject to extensive regulation, examination and supervision under by federal and state law. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the FDIC's DIF and the banking system as a whole and not for the protection of our security holders. This intensive regulatory environment, among other things, may restrict our ability to diversify our services, acquire depository institutions in certain markets or pay dividends on or repurchase our capital stock. It also may require the Corporation to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums depending upon the condition and performance of the DIF and its compliance with the FDIA as a result of the financial condition of depository institutions in general.

Significant aspects of the laws and regulations that apply to the Corporation are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied, by federal or state regulatory agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment, and as a result of the numerous regulations required by changes in applicable statutes, legislation, regulations, policies and practices, including changes in the capital adequacy rules applicable to us and our subsidiaries, may have a material adverse effect on the Corporation and its business.

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

•
Amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve authority to establish rules regulating interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, such as the Bank, and enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

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

•	Requires the OCC to make its capital requirements for national banks countercyclical so they increase during economic expansions and decrease during economic contractions;

•	Requires bank holding companies and banks both to be well-capitalized and well-managed in order to acquire banks located outside their home state;

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

•
Requires large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management (FirstMerit already had risk committees of its management and Board of Directors);

•	Implements corporate governance revisions applicable to all public companies (not just financial institutions), including revisions regarding executive compensation disclosure;

•	Permanently adopts the $250,000 per depositor limit for FDIC insurance coverage;

•	Restricts the ability of banks to sponsor or invest in private equity or hedge funds and to engage in proprietary trading under the “Volcker rule”;

•	Increases the authority of the Federal Reserve and the FDIC’s authority to examine our nonbank subsidiaries;

•	Requires annual capital stress testing for institutions with $10 billion or more in assets; and

•	Expands the requirement for holding companies to serve as sources of financial strength to their subsidiary depository institutions.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will therefore continue to develop over several years. This makes it extremely difficult to assess the overall financial impact the Dodd-Frank Act will have on the Corporation, its customers and the financial industry. However, the legislative provisions that affect the payment of interest on demand deposits and assessment of interchange fees have increased and are likely to continue to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate (for more information, see Item 1A, Risk Factors – “Debit card interchange fee regulation may have a material adverse effect on our business, financial condition and results of operations”). Provisions in the Dodd-Frank Act and the final U.S. "Basel III" capital rules, which revise the definitions and types of capital and the risk weightings of on- and off-balance sheet exposures could require us to seek other sources of capital in the future and will limit the types of instruments includable in capital. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting the Corporation.

Regulatory Agencies

Bank Holding Company. The Corporation, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Federal Reserve Board under the BHCA.

Subsidiary Bank. The Bank is subject to regulation and examination generally by the OCC and the new CFPB for consumer compliance. As a FDIC member, the Bank is also subject to assessments payable to the DIF and various FDIC requirements.

Nonbank Subsidiaries. Many of the Corporation's nonbank subsidiaries also are subject to regulation by the Federal Reserve and other applicable federal and state agencies. The Corporation's broker-dealer subsidiary, FirstMerit Financial Services, Inc is regulated and examined by the SEC, FINRA and state securities regulators.  The Corporation’s investment advisory subsidiary, FirstMerit Advisors, Inc., is regulated and examined by state securities regulators.  The Corporation’s broker-dealer subsidiary filed its withdrawal from Broker-Dealer Registration with the SEC on November 19, 2013, with the SEC acknowledging the withdrawal on January 18, 2014.  Other nonbank subsidiaries of the Corporation are subject to the laws and regulations of both the federal government and the various states in which they conduct business, including federal and state laws regarding the mortgage banking business.

SEC and NASDAQ. The Corporation's Common Stock is listed on NASDAQ under the symbol "FMER," and the Corporation's Preferred Stock is listed on the NYSE under the symbol "FMER-A"and are subject to the rules and listing requirements of NASDAQ and NYSE.

Bank Holding Company Regulation

As a bank holding company, the Corporation's activities are subject to extensive regulation by the Federal Reserve or its delegates under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The Corporation is required to file periodic reports with the Federal Reserve and such additional information as the Federal Reserve may require, and is subject to examinations by the Federal Reserve.

The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist, removal orders and other formal and informal enforcement actions;

•	require that a bank holding company divest subsidiaries (including its subsidiary banks); and

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

The BHCA requires prior approval by the Federal Reserve for a bank holding company to directly or indirectly acquire more than 5% of the voting shares in any bank or bank holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the applicant’s anti-money laundering compliance, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves. The Dodd-Frank Act also requires the Federal Reserve to consider whether the acquisition would result in risks to the stability of the U.S. banking of or financial system.

The BHCA also governs interstate acquisitions of banks and restricts the nonbanking activities of the Corporation to those determined by the Federal Reserve to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among the Bank and its affiliates are also subject to certain limitations and restrictions under the Federal Reserve Act and Federal Reserve regulations, as described more fully below under “Dividends and Transactions with Affiliates.”

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity, which are not otherwise permissible for a bank holding company. The Corporation has not elected to seek financial holding company status.

Dividends and Transactions with Affiliates

The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation's principal source of funds to pay dividends on its Common Stock and Preferred Stock and service its debt is dividends from the Bank and its other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank may pay to the Corporation without prior regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”) and adequate liquidity. The Federal Reserve and the OCC have policies that provide that FDIC insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the prior approval of the OCC is required for the payment of a dividend by the Bank, if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends and the OCC has the authority to limit its dividends payable by national banks. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Lastly, the U.S. Basel III capital rules adopted in 2013 have a new capital measure called "Common Equity Tier 1" ("CET1") and a CET1 conservation buffer of 2.50% when fully phased in on January 1, 2019. There is a "CET1" to risk weighted measure. Deficiencies in the CET1 conservation buffer will restrict or prohibit dividends, stock buybacks and discretionary cash bonuses. These capital actions and discretionary bonuses are subject to regulatory discretion in light of various factors such as bank risks, results of stress tests and enforcement actions, among other things. Thus, the ability of the Corporation to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies, capital guidelines the annual stress tests and our capital planning activities.

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to the Corporation and its nonbanking affiliates, whether in the form of loans and other extensions of credit, investments and asset or security purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate including guarantees, each of which is referred to as a "covered transaction." These regulations limit the types and amounts of transactions (including loans due and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Corporation or its nonbank subsidiaries, to 10% of the Bank’s capital stock and surplus, and, as to the Corporation and all nonbank subsidiaries in the aggregate, to 20% of the Bank’s capital stock and surplus.

The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act requires that the 10% of capital limit on covered transactions apply to financial subsidiaries. "Covered transactions" are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

Loans, if any, from the Corporation to the Bank are subordinate in right of payment to deposits and certain other indebtedness of the Bank. In the event of the Corporation's bankruptcy, commitments by the Corporation to a federal bank regulatory agency to maintain the capital of the Bank generally will be entitled to priority of payment.

Regulation of National Banks

As a national banking association, the Bank is subject to regulation and regular examinations by the OCC. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters. Furthermore, the Bank is subject, as a member, to certain rules and regulations of the Federal Reserve including the limits on affiliate transactions. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the Community Reinvestment Act and the effectiveness of the entities in restricting money laundering activities.

The Bank is a member of the DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (as described more fully below under “Deposit Insurance”).

Under the Dodd-Frank Act, the Bank also is subject to regulation and examinations by the CFPB, which has centralized responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws.

Consumer Mortgage Rules. In January 2013, the CFPB issued its final rule to establish certain minimum requirements for creditors when making ability-to-pay determinations and establish certain protections from liability for mortgages meeting the definition of “qualified mortgages”. The final rule became effective on January 10, 2014.

The CFPB also issued its final mortgage servicing rules in January 2013. Among other things, the final rules rules provide for error correction, forced-place collateral insurance, rate adjustment notices on adjustable rate mortgages, and certain periodic disclosures to borrowers. These rules will apply directly to the Bank and to any third-party mortgage servicer we engage, and became effective on January 10, 2014.

The Volcker Rule. The Volcker Rule, Section 13 to the BHCA, prohibits an insured depository institution and its affiliates from engaging in certain types of proprietary trading and restricts the ability of banks to sponsor or invest in private equity or hedge funds. The federal bank regulatory authorities issued their final rules implementing the Volcker Rule on December 10, 2013, with a conformance period ending July 21, 2015.

Among other things, the Volcker regulations, as originally adopted, may affect holdings of CLOs. Based on current information available, we believe that as holders of senior secured debt, we do not hold any equity or other “ownership interests” in these CLOs, and therefore expect to be able to hold these investments until their stated maturities with no restriction. A forced sale of some of these investments could result in the Bank receiving less value than it would otherwise have received.

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Corporation and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Medium-sized companies, including the Corporation and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012. The first stress tests by medium-sized companies currently are due to be submitted to the regulators at the end of March 2014.

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

The banking agencies issued Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets on May 17, 2012. On July 30, 2013, the federal banking agencies issued Proposed Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion, which describes supervisory expectations for stress tests by medium sized companies.

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Corporation is in the process of preparing its stress tests.

Capital Requirements

The Federal Reserve has risk-based capital guidelines for bank holding companies (such as the Corporation) and the OCC has risk-based capital guidelines for national banks (such as the Bank). The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding assets considered by the OCC to be liquid and low-risk. Capital levels as measured by these standards are also used to categorize FDIC insured depository institutions for purposes of certain prompt corrective action regulatory provisions.
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
The Federal Reserve has also established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve guidelines provide for a minimum ratio of Tier 1 capital to average assets

(excluding the loan and lease loss allowance, goodwill and certain other intangibles), or "leverage ratio," of 3.0% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other bank holding companies. The guidelines further provide that bank holding companies, especially those experiencing growth through acquisitions or otherwise, and depending upon the riskiness of their business and other circumstances, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The OCC also has adopted minimum leverage ratio guidelines for national banks. Neither the Corporation nor the Bank has been advised that any specific heightened minimum capital ratio guidelines are applicable to either of them.
The Federal Reserve review of certain bank holding company transactions is affected by whether the applying bank holding company is "well-capitalized." To be deemed "well-capitalized," the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. FirstMerit's capital ratios meet the requirements to be deemed "well-capitalized" under Federal Reserve guidelines. See Note 22 (Regulatory Matters) in the notes to the consolidated financial statements.
The federal banking agencies have established a system of prompt corrective action to identify undercapitalized institutions and to resolve these promptly. This system is based on five capital level categories for insured depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
The federal banking agencies may, and in some cases must, take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized," unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well-capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, the bank's capital restoration plan, which guaranty is given a priority in bankruptcy of the holding company.
In order to be "well-capitalized," a bank must have total risk-based capital of at least 10.0%, Tier 1 risk-based capital of at least 6.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation's management believes that the Bank meets the requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 22 (Regulatory Matters) in the notes to the consolidated financial statements.
Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of the Bank, the Corporation is subject to such provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the "International Convergence of Capital Measurement and Capital Standards" (Basel I), published by Basel Committee in 1988.
In December 2010, the Basel Committee released a final framework for strengthening international capital and liquidity regulation, Basel III, and in July 2013, the banking agencies approved a final rule regarding the U.S. implementation of U.S. Basel III and fully phased-in, U.S. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. Basel III final capital framework, among other things, (i) introduces as a new capital measure of CET1, (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iv) expands the scope of the adjustments as compared to existing regulations, and (v) establishes capital conservation buffers, which if not maintained, will limit or prohibit, based on the size of the deficiency, the payment of dividends or discretionary bonuses and stock repurchases.

When fully phased in on January 1, 2019, U.S. Basel III will require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation), (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in period starts on January 1, 2015 and, on that date, banks will be required to maintain 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, and 8.0% Total capital to risk-weighted assets. The U.S. Basel III capital requirements are phased in at different times and should be fully phased-in by January 1, 2019.

U.S. Basel III also provides for a “countercyclical capital buffer,” generally imposed when federal regulatory agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be in addition to the capital conservation buffer in the range of 0.0% to 2.5% when fully implemented, potentially resulting in total buffers of 2.5% to 5.0%. The countercyclical capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when applicable) will have constraints imposed on their dividends, equity repurchases and compensation, based on the amount of the shortfall.

The U.S. Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of goodwill and intangibles, net of associated DTLs, deferred tax assets arising from net operating losses and tax credit carryforwards, gains on sales from any securitization exposure and defined benefit pension fund net assets, generally CET1 is further reduced by threshold deductions of mortgage servicing assets, DTAs and significant common stock investments in unconsolidated financial institutions that are individually greater than or collectively greater than10.0% of CET1 or 15.0% of CET1 after the specified deductions. Implementation of the deductions and other adjustments to CET1 will be phased-in over a five-year period beginning on January 1, 2015. Implementation of the capital conservation buffer will begin on January 1,

2016 at 0.625% and be phased in over a four-year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).

The U.S. Basel III regulations revise the prompt corrective action standards applicable to the Bank to take the new capital measures into account when determining whether the institution is "well-capitalized", "adequately capitalized, "undercapitalized", "significantly undercapitalized" or "critically undercapitalized".

The Basel Committee is considering further amendments to U.S. Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to U.S. Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions, and has proposed separate rules regarding liquidity. U.S. regulatory agencies also are considering the Basel Committee's proposals, as well as other capital and liquidity rules, especially with respect to larger, systemically important institutions. Our regulators may impose additional capital requirements in light of individual institution's risks or profiles and condition. Although we do not believe the Corporation is a systemically important financial institution, requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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
The Dodd-Frank Act made permanent the $250,000 per depositor FDIC insurance limit for deposit accounts.
In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution's total base assessment rate in effect on September 30, 2009, adjusted to assume a 5.0% annualized deposit growth rate; for the 2011 and 2012 periods, the computation was adjusted by an additional three basis points increase in the assessment rate. The three-year prepayment for the Corporation determined as of September 30, 2009, totaled $25.3 million. During 2012 and 2011, $16.4 million and $8.9 million of this prepayment was recognized as expense, respectively.
In October 2010, the FDIC adopted a new DIF restoration plan to increase the DIF reserve ratio to 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC has foregone the uniform increase of three basis points in initial assessment rates that was scheduled to take place on January 1, 2011 and is maintaining the current schedule of assessment rates for all depository institutions. At least semi-annually during the five-year DIF restoration period, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates. The DIF balance was $40.8 billion at September 30, 2013 and the DIF ratio was 8.68%. It is expected that FDIC insurance assessments will continue at currently elevated levels for the foreseeable future.

The FDIC issued final rules changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued final rules revising the deposit insurance assessment system for large institutions. The FDIC rules created a two scorecard system, one for most large institutions such as the Bank that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully-owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is to be combined to produce a total score between 30 and 90, which translates into an initial assessment rate based on a scale with disproportionately higher rates for higher scores. In calculating these scores, the FDIC continues to utilize supervisory ratings as well as certain financial information to assess an institution’s ability to withstand asset-related and funding-related stresses, and eliminates the use of risk categories. Long-term debt credit ratings are no longer considered in accordance with the Dodd-Frank Act. The FDIC is also able to make discretionary upward or downward adjustments of up to 15 points to the total score, based on significant risk factors not adequately addressed by the scorecard.
For large institutions, including the Bank, the initial base assessment rate would range from five to 35 annual basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 annual basis points. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to five basis points for certain long-term unsecured debt, and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the proposed rule includes a new adjustment for depository institution debt under which an institution would pay an additional premium equal to 50 basis points on every dollar of long-term unsecured debt held that was issued by another insured depository institution.
All FDIC insured depository institutions must pay an additional quarterly assessment, based on deposit levels, to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary regardless of a depository institution's capitalization or supervisory evaluations. The Corporation’s FICO assessments average $1.0 million annually.
The Corporation's total FDIC insurance expense was $17.7 million, $10.8 million and $17.3 million in 2013, 2012 and 2011, respectively. The Corporation is generally unable to predict the amount of premiums that it must pay for FDIC insurance. FDIC deposit insurance assessments are based upon the FDIC's DIF reserve ratio and the FDIC's DIF restoration plan, as well as the DIF's losses due to bank failures, and continuing changes to the FDIC's deposit insurance assessment methods, including the base upon which DIF premiums are charged. Therefore, we may experience further increases in the costs of FDIC insurance, which could have a material adverse effect on the Corporation's interest margins and earnings.
Fiscal and Monetary Policies
The Corporation's business and earnings are affected significantly by the federal fiscal and monetary policies. The Corporation is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as interest rates generally, which, in turn affect the interest rates charged on loans and paid on deposits. For that reason alone, Federal Reserve policies have a material effect on the earnings of the Corporation. Since September 21, 2011, the Federal Reserve has been engaged in a series of securities purchase programs called "quantitative easing"and has set the targeted federal funds rate at 0% - 0.25% annually. These actions have resulted in historically low interest rates, which the Federal Reserve’s Federal Open Market Committee has indicated that it expects to continue its quantitative easing until unemployment is less than 6.5%, one - two year inflation is greater than 2.5% and longer-term inflation is “well-anchored.” The Federal Reserve announced reductions in its planned securities repurchase at the end of 2013 and in January of 2014.

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

Warrants Held by U.S. Treasury

As part of TARP, the Treasury established in the Fall of 2008 the Capital Purchase Program (“CPP”). The Corporation has had no TARP preferred stock outstanding since April 22, 2009. Citizens, which the Corporation acquired in April 2013, had $300 million of TARP CPP preferred stock outstanding, plus accrued but unpaid dividends and interest on the arrearage of approximately $55.4 million. The Corporation purchased all of Citizens TARP preferred stock from the U.S. Treasury as part of the Citizens acquisition and is not subject to TARP. As a result of the Citizens' acquisition, the Corporation has a warrant outstanding, which permits, subject to adjustment, the U.S. Treasury to purchase 2,408,203 shares of the Corporation's Common Stock. Due to a dividend protection clause, which reduces the exercise price on a penny for penny basis for any dividend paid along with a corresponding increase in the amount of shares available to purchase, there are now 2,471,681 shares at an adjusted exercise price of $18.21 associated with the warrant issued to the U.S. Treasury.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC.

Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, and apply to the Corporation. The Corporation's corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee Charter, and a Code of Business Conduct and Ethics. The Board of Directors reviews the Corporation's corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on the Corporation's corporate governance practices, on the the Corporation's website at www.firstmerit.com. The content on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

As directed by Section 302(a) of the Sarbanes-Oxley Act, the Corporation's chief executive officer and chief financial officer are each required to certify that the Corporation's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation's internal controls, they have made certain disclosures about the Corporation's internal controls to its auditors and the audit committee of the Board of Directors, and they have included information in the Corporation's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Dodd-Frank Act contains significant corporate governance measures, some of which are applicable to all public companies while others apply only to financial institutions, and many of which are not yet fully implemented. For example, on January 5, 2012, the Federal Reserve proposed regulations under the Dodd-Frank Act requiring each publicly-traded bank holding with total consolidated assets of not less than $10 billion, such as the Corporation, to establish a risk committee responsible for the oversight of the enterprise-wide risk management practices of the bank holding company. Such risk committees will be required to include such number of independent directors as the Federal Reserve may determine to be appropriate, based on the nature of operations, size of assets and other appropriate criteria, and include at least one risk management expert having experience in identifying, assessing and managing risk exposures of large, complex firms. The Corporation already has a risk committee of management and a risk committee of its Board of Directors, and intends to adapt those committees to comply with the final rules adopted under the Dodd-Frank Act. Many of the other Dodd-Frank corporate governance provisions involve executive and incentive compensation practices and annual disclosures relating thereto, certain of which are summarized under “Executive and Incentive Compensation” below.

Executive and Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”). The Joint Guidance seek to provide that incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This Joint Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve reviews, as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as the Corporation. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On April 14, 2011, the federal banking regulatory agencies jointly issued proposed rules on Incentive-Based Compensation Arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institution with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive based compensation to help ensure compliance with the Proposed Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules have not been adopted. The proposal seeks incentive compensation that balances risk and financial rewards, is compatible with effective controls and risk management, and which is supported by strong corporate governance.

Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures that allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.
SEC regulations adopted under the Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements and contains additional considerations of the independence of compensation advisors.
Future Legislation and Regulation

Various legislative and regulatory proposals affecting financial institutions are considered regularly by Congress and our financial services regulatory agencies. Such legislation and rules may continue to change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways, and could significantly increase or decrease our costs of doing business, change permissible activities or affect the competitive balance among financial institutions. With approximately half of the Dodd-Frank Act rulemakings either not yet proposed or not yet finalized as of December 31, 2013, and the continuing implementation of those rules and regulations that have been finalized, the nature and extent of future legislative and regulatory changes affecting financial institutions cannot be predicted, although regulatory changes are expected to continue to be numerous, as the Dodd-Frank Act rulemaking continues.

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

Beginning in the latter half of 2007 through mid-2009, the United States economy was in recession, with business activity across a wide range of industries and regions greatly reduced. Although economic conditions show improvement, certain sectors of the United States economy, such as real estate, remain weak and unemployment rates, specifically in Ohio, Illinois, Michigan, Wisconsin and Pennsylvania, remain high. Local governments and many businesses still face serious difficulties due to lower consumer spending and the lack of liquidity in the credit markets.

Market conditions over the past six years have also led to the failure and merger of a number of financial institutions, including a high level of failures in Illinois. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels of the FDIC DIF, which has led to significant increases in deposit insurance premiums paid by financial institutions and pervasive legislative and regulatory changes, including the Dodd-Frank Act. The number of bank failures in 2013 fell to 24 from 43 in 2012.

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

A majority of the lending and deposit gathering activities made by our subsidiaries are to individuals and small- to medium-sized businesses in Ohio, Chicago, Illinois, Michigan, Wisconsin and Western Pennsylvania, and our success depends in part on the general economic conditions of these areas. Real estate values in Ohio, Illinois, Michigan, Wisconsin and Pennsylvania continue to be negatively affected by the slow economic recovery. Continuing or worsening conditions in the national economy could reduce our growth rate, impair our ability to collect payments on loans, increase delinquencies, increase problem assets and foreclosures and related expenses, increase claims and lawsuits, increase devaluations recognized within our real estate portfolio, decrease the demand for our products and services and decrease the value and liquidity of collateral for loans, especially real estate values, which could have a material adverse affect on our financial condition, results of operations and cash flows.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which reflects the Federal Reserve monetary policy and actions, among other things. The Federal Reserve has announced it will maintain short-term interest rates near zero into 2015, or until unemployment is less than 6.5% and the one-to-two-year inflation rate exceeds 2.5%, provided the longer-term inflation rate is “well-anchored.” However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates and the level of spreads to market interest rates. Term interest rates are set by the market and generally vary from day to day. Loan spreads and investment spreads are principally a function of supply and demand and fluctuate as well. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur and the repricing of our liabilities and assets. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and our earnings will decline. Our net interest income and earnings would be similarly impacted if the interest rates on our interest-earning assets decline more quickly than the interest rates on our interest-bearing liabilities.

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

Our business depends significantly on general economic conditions in Ohio, Michigan, Wisconsin, Chicago, Illinois and Western Pennsylvania. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets. A significant decline in general economic conditions caused by inflation, changes in government fiscal and monetary policies, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. See Item 1. “Business - Fiscal and Monetary Policies.”

We are subject to certain risks in connection with the level of our allowance for loan losses.

A variety of factors could cause our borrowers to default on their loan payments, and the collateral securing such loans to be insufficient to repay any remaining indebtedness. In such an event, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the sections captioned “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” and “Asset Quality.”

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

The FDIC maintains the DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions, including the Bank. In 2011, the FDIC substantially modified fee assessments including changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, as well as the basis for assessing the risks charge components of such assessments. We cannot provide assurance as to future changes in DIF assessment rates or methodologies or their effects on us. Increases in DIF assessment rates may materially adversely affect our results of operations, and the earning available to dividend to the Corporation. Additional information regarding the FDIC’s proposed changes to DIF assessment rates is provided in Item 1. "Business", in the section captioned "Regulation and Supervision — Deposit Insurance."

Changes to rules relating to debit card interchange fees may have a material adverse effect on our business, results of operations and financial condition.

Pursuant to Section 1075 of the Dodd-Frank Act (the “Durbin Interchange Amendment”), the Federal Reserve has issued rules relating to debit card interchange fees, network exclusivity and transaction routing. Specifically, the Durbin Interchange Amendment directs the Federal Reserve Board to establish standards for assessing whether the amount of any interchange fee that an issuer receives or charges with respect to a debit card transaction is “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” The Durbin Interchange Amendment directs the Federal Reserve to consider, when prescribing regulations, the functional similarity between debit card transactions and check transactions and to distinguish between the incremental cost incurred by the issuer for the issuer’s role in the authorization, clearance, and settlement of a particular debit transaction, which shall be considered in setting the standard, and other costs incurred by an issuer that are not specific to a particular debit transaction, which shall not be considered in setting the standard. The Federal Reserve adopted Regulation II implementing the Durbin Interchange Amendment effective October 2011. In July 2013, a U.S. District Court held that the Federal Reserve failed to appropriately limit permissible fees in Federal Reserve Regulation II consistent with the Durbin Amendment. The Federal Reserve is appealing the decision, and Regulation II remains in effect pending the appeal.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were eliminated by the Federal Reserve's repeal of Regulation Q, as authorized by the Dodd-Frank Act. As a result, financial institutions may offer interest on demand deposits to compete for clients although it has been difficult to ascertain the effects of the changes given currently low interest rates. Our interest expense could increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation. It is likely that our deposit cost will rise as a result of these changes, especially when short-term interest rates increase.

Our business strategy includes planned growth. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We continue to pursue a growth strategy both within our existing markets and in new markets. Following this strategy, in April 2013, we acquired Citizens. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking significant growth. We cannot guarantee that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations, even if only on a short-term basis. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated or fail to successfully integrate newly acquired operations, our operating results could be materially adversely affected.

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

The market areas in Michigan and Wisconsin served by the assets and branches we acquired as part of our acquisition of Citizens in April 2013 are areas in which we previously did not conduct significant banking activities. Similarly, Citizens serves market areas where we do not conduct significant banking activities. Our ability to compete effectively in these new markets will depend on our ability to understand the local market and competitive dynamics and identify and retain key employees who know these markets. We may also encounter obstacles when incorporating the acquired operations with our operations and management.

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

We face risks with respect to expansion activities.

We may acquire other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers, including our acquisition of Citizens in 2013, involve a number of expenses and risks, including:

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

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management's attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets or products where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	the introduction of new products and services into our business;

•	the creation and possible impairment of goodwill and other intangible assets associated with an acquisition potential short-term decreases in profitability; and

•	the risk of loss of key employees, customers, assets and deposits.

We may incur substantial costs to expand, and we can give no assurance such expansion including costs for transactions or new products that are unable to be completed or launched. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience, or that we will realize benefits, including cost savings, which we originally estimated.

We have made and may make additional FDIC assisted acquisitions of failed banks, which could present additional risks to our business.

We have made two FDIC assisted acquisitions, both with loss sharing agreements with the FDIC. As of December 31, 2013, total assets under loss sharing agreements, or "covered assets," with the FDIC was $657.2 million. We may consider additional opportunities to acquire the assets and liabilities of failed banks in FDIC assisted transactions, which present the risks of acquisitions, generally, as well as some risk specific to these transactions. Although these FDIC assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss sharing agreements, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, FDIC assisted transactions may require additional resources and time, costs related to integration of personnel and operating systems, the establishment of processes and time required to service acquired assets including acquired problem loans, require us to raise additional capital, which may be dilutive to our existing shareholders. Loss sharing agreements with the FDIC also involves additional reporting to and examination by the FDIC of our performance under the loss sharing agreements. Loss sharing assets create volatility in earnings based on performance of assets covered by loss sharing agreements. In general, the receivable from the FDIC is reduced with an adverse effect on earnings as performance of covered assets improves versus expectations, which adversely affect our net income for the related periods. If we are unable to manage these risks, FDIC assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Our success as a competitor depends on a number of factors, including, but not limited to: (i) our ability to develop, maintain, and build upon long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations and extended hours of service; (ii) access, in the form of alternative delivery channels, such as online banking, banking by phone and ATMs; (iii) a broad and diverse selection of products and services; (iv) interest rates and service fees that compare favorably with those of our competitors; and (v) skilled and knowledgeable personnel to assist our customers with their financial needs. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates and the consolidation of banks and thrifts within our marketplace.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.

Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits comprised approximately 87.40% of total deposits at December 31, 2013. Additional available unused wholesale sources of liquidity include advances from the Federal Home Loan Bank of Cincinnati, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers, the internet and listing services. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.5 billion at December 31, 2013. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Our access to liquidity sources could be reduced, among other things, in the event of a negative regulatory action against us, which could limit our use of brokered deposits or the rates we could pay on deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

In October 2013, the Federal Reserve proposed regulations intended to implement the Basel III standardized minimum liquidity requirements. The proposed regulations would apply a modified liquidity coverage ratio to bank holding companies with more than $50 billion in total assets. The rule would be phased in over a two-year period beginning January 1, 2015, but would not apply to organizations our size. It is uncertain how or when these proposals may be implemented by our regulators and how such proposals will affect the Corporation.

Our liquidity on a parent-only basis is affected by dividends available from our subsidiaries, primarily the Bank. At December 31, 2013, the Bank could pay dividends of $173.5 million without prior regulatory approval. Alternative sources of liquidity may be available to us in the markets from the sale of debt or equity, depending upon market conditions at the time.

The primary source of our income from which we pay dividends is the receipt of dividends from the Bank, which is subject to regulatory restrictions on its payment of dividends.

The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred shares and Common Stock could have a material adverse effect on the market price of our Common Stock. Additional information regarding dividend restrictions is provided in Item 1. "Business" in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates.”

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may rely upon the customer’s audited financial statements and their conformity with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The majority of our customers are comprised of consumers and small and medium sized businesses that may not have the same sophisticated internal controls and financial reporting systems as larger businesses. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, or on other financial information that is inaccurate or incomplete.

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

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability. In addition, comprehensive regulation of the over-the-counter derivatives market implemented under the Dodd-Frank Act may adversely affect our treatment of these transactions and increase our costs of engaging in derivative transactions.

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

As part of our business we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third- party service providers, may be vulnerable to security breaches, cyber attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by security breaches at third parties.
    Our customers interact with their own and other third party systems, which pose operational risks to us. We may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customer data, including the theft of our customers' debit card, credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. In the event of a data breach due to third parties, we could incur significant expenses and consequences, including, without limitation, customer dissatisfaction, greater regulatory scrutiny or enforcement action, potential litigation and damage to our reputation, which could adversely affect our results of operations or financial condition.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may need to raise additional capital as a result of growth or losses. Our ability to raise additional capital will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects consistent with changes in regulatory capital standard. The Federal Reserve expects all bank holding companies contemplating significant expansion to operate with capital substantially above minimum capital levels. U.S. Basel III and other regulatory actions generally require higher levels of capital, with greater emphasis on common equity and additional measures of capital adequacy.

Under the Dodd-Frank Act and proposed bank rules, we will be required to perform periodic internal stress testing, which may result in increased capital needs depending on the risk indicated from the stress testing.

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

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our website and our online banking service, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security. Cyber threats are increasing, and are a focus of our regulators, who are increasingly emphasizing cyber security.

In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. The occurrence of any systems failure, interruption or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Moreover, the provision of financial products and services has become increasingly technology-driven. Our ability to meet the needs of our customers competitively and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Corporation and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. In recent years, the Federal Reserve has taken extraordinary monetary actions. The Federal Reserve has stated that it intends to keep the target federal funds rate at 0 - 0.25% to 2014 and until unemployment and inflation reach targeted levels, and has engaged in major securities purchases and efforts to change the yield curve. See Item 1. "Business - Fiscal and Monetary Policies."

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

The Dodd-Frank Act may adversely effect our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including us and the Bank, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution's consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act created the CFPB empowered to promulgate new and revise existing consumer protection regulations which have limited, and may further limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, conforming bank holding company capital instruments to bank capital instruments and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds or engage in proprietary trading; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to "claw-back" incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

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

The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages, in our primary markets in Ohio, Illinois, Michigan, Wisconsin and Western Pennsylvania. We service loans for Fannie Mae and Freddie Mac. We have reviewed our foreclosure procedures and concluded they do not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

As it relates to loans sold by our residential mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.

Although we believe that our mortgage documentation and procedures have been appropriate, it is possible that we will receive repurchase requests from our mortgage purchasers, including Fannie Mae and Freddie Mac, in the future and we may not be able to reach favorable settlements with respect to such requests. It is therefore possible that we may increase our reserves or may sustain losses associated with such loan repurchases and indemnification payments. As of December 31, 2013, the amount of our mortgage repurchase reserves was $8.7 million.

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

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Financial institutions like the Corporation are facing a growing number of significant class actions, including claims based on the manner of calculation of interest on loans and the assessment of overdraft fees. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages, disgorgement of previously earned, current or future profits, or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. Additional information regarding litigation is included in Note 19 (Commitments and Contingencies) in the consolidated financial statements and in Item 3. "Legal Proceedings".

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FirstMerit Corporation

The Corporation's executive offices and certain holding company operational facilities, totaling approximately 108,230 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio owned by the Bank. The building is the subject of a ground lease with the City of Akron as the lessor of the land.

The facilities owned or leased by the Corporation are considered by Management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of the Corporation.

FirstMerit Bank

The Bank operates 404 banking offices, which include 156 branches in Ohio, 44 branches in Chicago, Illinois, 153 Michigan branches, 47 Wisconsin branches and 4 branches in Western Pennsylvania, plus a loan production office in Indianapolis, Indiana. The principal executive offices of the Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by the Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying or utilizing approximately 195,000 square feet of the building. The remaining portion is leased to tenants unrelated to the Bank. The properties occupied by 282 of the Bank's other branches are owned by the Bank, while the properties occupied by its remaining 122 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of the Bank's loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by the Bank. The Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

The Bank also owns 15.5 acres near downtown Akron, on which the Corporation's primary Operations Center is located. The Operations Center is occupied and operated by the Corporation's Services Division, an operating division of the Bank. The Operations Center primarily provides computer and communications technology-based services to the Corporation and also markets its services to nonaffiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property, and leases additional space for activities related to its operations.

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

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following persons were the executive officers of the Corporation as of February 25, 2014. Unless otherwise stated, each listed position was held on January 1, 2009.

Name	Age	Date Appointed To FirstMerit	Position and Business Experience
Paul G. Greig	58	05/18/2006	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007.
Sandra E. Pierce	55	02/01/2013	Vice Chairman of FirstMerit and Chairman of FirstMerit, Michigan; previously President and Chief Executive Officer of Charter One Bank Michigan from 2004 through June 30, 2012
Terrence E. Bichsel	65	09/16/1999	Senior Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
N. James Brocklehurst	48	07/07/2010	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Mark DuHamel	56	02/16/2005	Executive Vice President, Treasurer and Corporate Development Officer.
David G. Goodall	48	05/16/2013	Senior Executive Vice President, Commercial Banking since November 11, 2009; previously was President and Chief Executive Officer of National City Business Credit, Inc.
Carlton E. Langer	59	02/21/2013
Executive Vice President, Chief Legal Officer and Corporate Secretary of FirstMerit since February 21, 2013; previously, Senior Vice President, Assistant Counsel and Assistant Secretary FirstMerit since February 16, 2010, and Senior Vice President and Assistant General Counsel of National City Bank and its successor PNC from 1980 to December 2009.

Christopher J. Maurer	64	05/22/1999	Executive Vice President, Chief Human Resources Officer.
Mark D. Quinlan	53	01/02/2013
Executive Vice President and Chief Information Officer of FirstMerit since January 2, 2013; previously Executive Vice President, Chief Information and Operations Officer of Associated Banc-Corp from November 2005 to April 2012.

William P. Richgels	63	05/01/2007	Senior Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President and Senior Credit Officer of JPMorganChase.
Michael G. Robinson	50	08/01/2012	Executive Vice President, Wealth Management since August 1, 2012; previously Managing Director in Asset Management of JPMorgan Private Bank, from 1985 through July 2012.
Judith A. Steiner	52	07/01/2008	Executive Vice President, Chief Risk Officer since February 1, 2013; previously Executive Vice President, Secretary, General Counsel and Chief Risk Officer of FirstMerit.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation's Common Stock is quoted on the NASDAQ under the trading symbol "FMER". The following table contains market price and cash dividend information for the Corporation's Common Stock by quarter for the two most recent fiscal years:

Stock Performance and Dividends (1)
			Per Share
	Market Price		Dividend	Book
Quarter Ended	High	Low	Rate	Value (2)
March 31, 2012	$17.50	$15.27	$0.16	$14.51
June 30, 2012	17.20	14.60	0.16	14.60
September 30, 2012	17.19	14.71	0.16	14.82
December 31, 2012	14.95	12.95	0.16	15.00
March 31, 2013	16.61	14.45	0.16	15.99
June 30, 2013	20.48	15.54	0.16	16.06
September 30, 2013	23.35	20.03	0.16	16.08
December 31, 2013	23.51	21.35	0.16	16.38

(1)     This table sets forth the high and low bid quotations and dividend rates for the Corporation's Common Stock for each quarterly period presented. These quotations are furnished by the NASDAQ and represent prices between dealers, do not included retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)     Based upon number of shares outstanding at the end of each quarter.

On February 21, 2014, there were 12,658 shareholders of record of the Corporation's Common Stock.

The following table provides information with respect to purchases the Corporation made of its shares of Common Stock during the fourth quarter of the 2013 fiscal year.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (2)
Balance at September 31, 2013				396,272
October 1-October 31, 2013	8,450	$24.54	—	396,272
November 1- November 30, 2013	1,121	23.50	—	396,272
December 1-December 31, 2013	7,205	23.78	—	396,272
Balance at December 31, 2013	16,776	$24.15	—	396,272

(1)    Reflects 16,776 shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the fourth quarter of 2013.

(2)    On January 19, 2006, the Board of Directors authorized the repurchase of up to three million shares (the "New Repurchase Plan"). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data (a)	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Results of Operations
Interest income	$765,803	$510,683	$538,256	$542,370	$459,527
Conversion to tax-equivalent basis	14,417	11,158	9,687	9,082	6,869
Interest income (b)	780,220	521,841	547,943	551,452	466,396
Interest expense	55,018	38,853	58,629	83,851	110,763
Net interest income (b)	725,202	482,988	489,314	467,601	355,633
Provision for loan losses	33,684	54,698	74,388	88,215	98,433
Net interest income after provision for loan losses (b)	691,518	428,290	414,926	379,386	257,200
Noninterest income	270,343	223,604	224,757	212,556	210,301
Noninterest expense	687,334	453,613	464,345	442,860	352,817
Income before federal income taxes (b)	274,527	198,281	175,338	149,082	114,684
Federal income taxes	76,426	53,017	46,093	37,091	25,645
Tax-equivalent adjustment	14,417	11,158	9,687	9,082	6,869
Federal income taxes (b)	90,843	64,175	55,780	46,173	32,514
Net income	$183,684	$134,106	$119,558	$102,909	$82,170

Per common share:
Basic net income (c)	$1.18	$1.22	$1.10	$1.02	$0.90
Diluted net income (c)	1.18	1.22	1.10	1.02	0.90
Cash dividends per common share	0.64	0.64	0.64	0.64	0.77
Performance Ratios
Return on total average assets	0.85%	0.92%	0.82%	0.76%	0.76%
Return on average common shareholders' equity	7.63%	8.34%	7.72%	7.82%	8.09%
Net interest margin - TE (b)	3.92%	3.69%	3.84%	3.98%	3.58%
Efficiency ratio (d)	68.01%	64.28%	65.74%	64.76%	62.95%
Book value per common share	$16.38	$15.00	$14.33	$13.86	$12.25
Average shareholders' equity to total average assets	11.21%	11.00%	10.68%	9.73%	9.73%
Common stock dividend payout ratio	54.24%	52.46%	58.18%	62.75%	85.56%
Balance Sheet Data
Total assets (at year end)	$23,909,027	$14,913,012	$14,441,702	$14,134,714	$10,539,902
Wholesale borrowings	200,600	136,883	203,462	326,007	740,105
Long-term debt (at year end)	324,428	—	—	—	—
Daily averages:
Total assets	$21,489,775	$14,620,627	$14,495,330	$13,524,351	$10,794,350
Earning assets	18,492,995	13,072,691	12,728,724	11,756,985	9,925,234
Deposits and other funds	18,444,806	12,679,543	12,637,139	11,868,245	9,475,734
Shareholders' equity	2,408,865	1,608,108	1,548,353	1,315,621	1,049,925

(a) - Citizens' assets and liabilities were included in the Consolidated Balance Sheet as of the Acquisition Date at fair value. Citizens' results of operations were included in the Consolidated Statement of Income as of the Acquisition Date.

(b) - The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statement of Income.

(c) - Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $5.3 million in the year ended December 31, 2013. Additionally, average outstanding shares and per share data have been restated to reflect the effect of dividends declared on April 28, 2009 and August 20, 2009.

(d) - The efficiency ratio is calculated as noninterest expense divided by total revenue, excluding net losses on the sale of securities of $2.8 million for the year ended December 31, 2013, and net gains of $3.7 million, $11.1 million, $0.9 million and $6.0 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following commentary presents a discussion and analysis of the Corporation's financial condition and results of operations by Management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2013, 2012 and 2011. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights (a)	Three Months Ended					Year ended
(Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2013	2013	2013	2013	2012	2013	2012
EARNINGS
Net interest income TE (b)	$202,145	$207,079	$201,605	$114,376	$119,130	$725,202	$482,988
TE adjustment (b)	4,077	3,739	3,574	3,027	2,900	14,417	11,158
Provision for originated loan losses	1,552	2,523	3,151	5,808	7,116	13,034	33,976
Provision for acquired loan losses	5,515	2,033	—	—	—	7,548	—
Provision for covered loan losses	2,983	1,823	4,158	4,138	5,146	13,102	20,722
Noninterest income	72,420	71,090	69,439	57,392	61,652	270,343	223,604
Noninterest expense	179,391	211,378	189,640	106,925	112,181	687,334	453,613
Net income	57,174	40,715	48,450	37,346	38,224	183,684	134,106
Diluted EPS (d)	0.33	0.23	0.29	0.33	0.35	1.18	1.22
PERFORMANCE RATIOS
Return on average assets (ROA)	0.94%	0.67%	0.85%	1.01%	1.03%	0.85%	0.92%
Return on average equity (ROE)	8.48%	6.07%	7.56%	8.83%	9.30%	7.63%	8.34%
Return on average tangible common equity (e)	12.96%	9.29%	11.49%	12.76%	13.01%	11.54%	11.76%
Net interest margin TE (b)	3.89%	4.05%	4.12%	3.46%	3.58%	3.92%	3.69%
Efficiency ratio (f)	64.36%	74.92%	68.37%	62.06%	62.65%	68.01%	64.28%
Number of full-time equivalent employees	4,570	4,666	4,619	2,767	2,738	4,570	2,738
MARKET DATA
Book value per common share	$16.38	$16.08	$16.06	$15.99	$15.00	$16.38	$15.00
Tangible book value per common share (e)	10.79	10.48	10.44	10.83	10.75	10.79	10.75
Period-end common share market value	22.23	21.72	20.03	16.54	14.19	22.23	14.19
Market value as a % of book	136%	135%	125%	103%	95%	136%	95%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.64	$0.64
Common Stock dividend payout ratio	48.48%	69.57%	55.17%	48.48%	45.71%	54.24%	52.46%
Average basic common shares	165,054	165,044	157,863	109,689	109,652	149,607	109,518
Average diluted common shares	166,097	165,874	158,390	110,238	109,652	150,421	109,518
Period end common shares	165,056	165,045	165,045	109,746	109,649	165,056	109,649
Common shares repurchased	17	7	168	26	12	218	198
Common Stock market capitalization	$3,669,195	$3,584,777	$3,305,851	$1,815,199	$1,555,919	$3,669,195	$1,555,919
ASSET QUALITY (excluding acquired and covered loans) (c)
Gross charge-offs	$9,913	$8,515	$10,969	$10,776	$12,475	$40,173	$65,905
Net charge-offs	3,359	2,877	3,349	5,907	7,116	15,492	42,733
Allowance for originated loan losses	96,484	98,291	98,645	98,843	98,942	96,484	98,942
Reserve for unfunded lending commitments	7,907	8,493	8,114	4,941	5,433	7,907	5,433
Nonperforming assets (NPAs)	60,883	55,426	66,177	52,231	50,224	60,883	50,224
Net charge-offs to average loans ratio	0.13%	0.12%	0.15%	0.27%	0.34%	0.17%	0.53%
Allowance for originated loan losses to period-end loans	0.94%	1.00%	1.08%	1.13%	1.13%	0.94%	1.13%
Allowance for credit losses to period-end loans	1.02%	1.09%	1.17%	1.18%	1.20%	1.02%	1.20%
NPAs to loans and other real estate	0.60%	0.57%	0.72%	0.59%	0.57%	0.60%	0.57%
Allowance for originated loan losses to nonperforming loans	228.62%	276.19%	216.97%	242.21%	269.69%	228.62%	269.69%
Allowance for credit losses to nonperforming loans	247.35%	300.06%	234.82%	254.32%	284.50%	247.35%	284.50%
CAPITAL & LIQUIDITY
Period-end tangible common equity to assets (e)	7.71%	7.42%	7.59%	8.03%	8.16%	7.71%	8.16%
Average equity to assets	11.12%	11.08%	11.28%	11.45%	11.12%	11.21%	11.00%
Average equity to total loans	18.81%	18.97%	18.95%	17.88%	17.37%	18.72%	17.47%
Average total loans to deposits	72.84%	72.11%	74.04%	81.36%	81.21%	74.36%	79.66%
AVERAGE BALANCES
Assets	$24,034,846	$24,013,594	$22,810,702	$14,983,543	$14,702,215	$21,489,775	$14,620,627
Deposits	19,517,476	19,456,231	18,334,244	11,789,784	11,595,085	17,301,588	11,553,798
Originated loans	9,988,587	9,377,826	8,877,754	8,735,307	8,444,208	9,252,555	8,089,317
Acquired loans, including covered loans and excluding loss share receivable	4,227,693	4,652,101	4,696,740	856,875	971,589	3,612,590	1,114,566
Earning assets	20,593,750	20,276,825	19,609,974	13,408,789	13,246,693	18,492,995	13,072,691
Shareholders' equity	2,673,635	2,661,546	2,571,964	1,715,005	1,635,275	2,408,865	1,608,108
ENDING BALANCES
Assets	$23,909,027	$24,134,729	$23,531,872	$15,272,484	$14,913,012	$23,909,027	$14,913,012
Deposits	19,533,601	19,489,533	19,119,722	11,925,767	11,759,425	19,533,601	11,759,425
Originated loans	10,213,387	9,789,139	9,132,625	8,779,970	8,731,659	10,213,387	8,731,659
Acquired loans, including covered loans and excluding loss share receivable	4,025,758	4,401,711	4,926,888	801,239	905,391	4,025,758	905,391
Goodwill	739,819	739,819	739,819	460,044	460,044	739,819	460,044
Intangible assets	82,755	85,447	88,419	6,055	6,373	82,755	6,373
Earning assets	21,048,910	21,297,250	20,772,749	13,905,342	13,472,067	21,048,910	13,472,067
Total shareholders' equity	2,702,894	2,654,645	2,650,909	1,754,850	1,645,202	2,702,894	1,645,202

Notes

(a) - Citizens' assets and liabilities were included in the Consolidated Balance Sheet as of the Acquisition Date at fair value. Citizens' results of operations were included in the Consolidated Statement of Income as of the Acquisition Date.
(b) - The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statement of Income.
(c) - Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans and covered assets are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(d) - Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the quarters ended December 31, 2013, September 30, 2013 and June 30, 2013, and approximately $0.9 million in the quarter ended March 31, 2013. Year to date cash dividends were $5.3 million in 2013.
(e) - Tangible book value per common share is a non-GAAP financial measure and is calculated based on tangible common equity divided by period end common shares outstanding. Tangible common equity excludes goodwill, intangible assets, and preferred stock. Management believes this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of a company's capital management strategies and as an additional, conservative measure of total company value.
(f) - The efficiency ratio is calculated as noninterest expense divided by total revenue, excluding net losses on the sale of securities of $2.8 million and $9.0 thousand in the quarters ended June 30, 2013 and March 31, 2013, respectively, and net gains of $2.4 million in the quarter ended December 31, 2012. There were net losses on the sale of securities of $2.8 million in 2013 compared to net gains of $3.8 million in 2012.

HIGHLIGHTS OF 2013 PERFORMANCE

Earnings Summary

The Corporation reported fourth quarter 2013 net income of $57.2 million, or $0.33 per diluted share. This compares with $40.7 million, or $0.23 per diluted share, for the third quarter 2013 and $38.2 million, or $0.35 per diluted share, for the fourth quarter 2012. Included in noninterest expense for the fourth quarter 2013 were $6.0 million of pre-tax merger related costs compared to $33.4 million for the third quarter 2013. Pre-tax costs associated with anticipated branch closures of $1.0 million were recognized in the fourth quarter of 2013 and are included within noninterest income.

ROE and ROA for the fourth quarter 2013 were 8.48% and 0.94%, respectively, compared with 6.07% and 0.67%, respectively, for the third quarter 2013 and 9.30% and 1.03%, respectively, for the fourth quarter 2012.

Except as noted, the Citizens acquisition is primarily contributing to the increases over the prior year period in the income statement and balance sheets. Citizens' results of operations are included in the reported current year to date period results since the date of acquisition, April 12, 2013.

"Acquired loans", as used herein, are those assumed in the Citizens acquisition. (As used herein, "originated loans" refer to loans that have been originated in the normal course of business and "covered loans" refer to loans covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.)

Net Interest Income

Net interest income on a TE basis was $202.1 million in the fourth quarter 2013 compared with $207.1 million in the third quarter 2013 and $119.1 million in the fourth quarter 2012.

Net interest margin was 3.89% for the fourth quarter 2013 compared with 4.05% for the third quarter 2013 and 3.58% for the fourth quarter 2012. Fourth quarter 2013 net interest margin compression compared with the third quarter 2013 was primarily driven by both lower yields and decline in the acquired loan portfolio. Notably present this quarter was stability in the yields of both the Corporation's investment portfolio and originated loans, compared with the prior quarter.

Average originated loans were $10.0 billion during the fourth quarter 2013, an increase of $610.8 million, or 6.51%, compared with the third quarter 2013, and an increase of $1.5 billion, or 18.29%, compared with the fourth quarter 2012. Average originated commercial loans increased $394.8 million, or 6.44%, compared with the prior quarter, and increased $925.7 million, or 16.53%, compared with the year ago quarter.

Average deposits were $19.5 billion during the fourth quarter 2013, an increase of $0.1 billion, or 0.31%, compared with the third quarter 2013, and an increase of $7.9 billion, or 68.33%, compared with the fourth quarter 2012. During the fourth quarter 2013, average core deposits, which exclude time deposits, increased $0.2 billion, or 1.38%, compared with the third quarter 2013 and increased $6.8 billion, or 66.78%, compared with the fourth quarter 2012. Average time deposits decreased $169.2 million, or 6.22%, and increased $1.1 billion, or 79.41%, respectively, over the prior and year-ago quarters. For the fourth quarter 2013, average core deposits accounted for 86.93% of total average deposits, compared with 86.02% for the third quarter 2013 and 87.73% for the fourth quarter 2012.

Average investments increased $149.9 million, or 2.44%, compared with the third quarter 2013 and increased $2.6 billion, or 70.92% compared with the fourth quarter 2012.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the fourth quarter 2013 was $72.4 million, an increase of $1.3 million, or 1.87%, from the third quarter 2013 and an increase of $13.2 million, or 22.28%, from the fourth quarter 2012. Included in noninterest income in the fourth quarter 2013 was$0.8 million of gains on covered loans paid in full, compared to $1.8 million and $5.0 million in the third quarter 2013 and fourth quarter 2012, respectively.

Noninterest income, excluding net securities gains and losses, as a percentage of net revenue for the fourth quarter 2013 was 26.38% compared with 25.56% for third quarter 2013 and 33.21% for the fourth quarter 2012. Net revenue is defined as net interest income, on an TE basis, plus noninterest income, excluding gains and losses from securities sales.

Noninterest Expense

Noninterest expense for the fourth quarter 2013 was $179.4 million, a decrease of $32.0 million, or 15.13%, from the third quarter 2013 and an increase of $67.2 million, or 59.91%, from the fourth quarter 2012. Included in noninterest expense in the fourth quarter 2013 and third quarter 2013 were merger related costs associated with the Citizens acquisition of $6.0 million and $33.4 million, respectively. The majority of the merger related costs incurred in the fourth quarter of 2013 were associated with professional and legal services rendered in connection with the merger. The majority of the merger related costs incurred in the third quarter 2013 were from fees for early termination of existing agreements assumed from the merger and are included within Bankcard, loan processing and other costs in the accompanying year to date consolidated statements of comprehensive income. The Corporation's efficiency ratio was 64.36% for the fourth quarter 2013, compared with 74.92% for the third quarter 2013 and 62.65% for the fourth quarter 2012.

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

Net charge-offs on originated loans totaled $3.4 million, or 0.13% of average originated loans in the fourth quarter 2013, compared with $2.9 million, or 0.12% of average originated loans, in the third quarter 2013 and $7.1 million, or 0.34% of average originated loans, in the fourth quarter 2012.

Nonperforming assets totaled $60.9 million at December 31, 2013, an increase of $5.5 million, or 9.85%, compared with September 30, 2013 and an increase of $10.7 million, or 21.22%, compared with December 31, 2012. Nonperforming assets at December 31, 2013 represented 0.60% of period-end originated loans plus other real estate compared with 0.57% at September 30, 2013 and 0.57% at December 31, 2012.

The allowance for originated loan losses totaled $96.5 million at December 31, 2013. At December 31, 2013, the allowance for originated loan losses was 0.94% of period-end originated loans compared with 1.00% at September 30, 2013 and 1.13% at December 31, 2012. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.02% of period end originated loans at December 31, 2013, compared with 1.09% at September 30, 2013 and 1.20% at December 31, 2012. The allowance for credit losses to nonperforming loans was 247.35% at December 31, 2013, compared with 300.06% at September 30, 2013 and 284.50% at December 31, 2012.

Balance Sheet

The Corporation’s total assets at December 31, 2013 were $23.9 billion, a decrease of $225.7 million, or 0.94%, compared with September 30, 2013 and an increase of $9.0 billion, or 60.32%, compared with December 31, 2012.

Total deposits were $19.5 billion at December 31, 2013, an increase of $44.1 million, or 0.23%, from September 30, 2013 and an increase of $7.8 billion, or 66.11%, from December 31, 2012. Core deposits totaled $17.1 billion at December 31, 2013, an increase of $220.3 million, or 1.31%, from September 30, 2013 and an increase of $6.7 billion, or 64.41%, from December 31, 2012.

Shareholders’ equity was $2.7 billion as of December 31, 2013 and September 30, 2013 and $1.6 billion as of December 31, 2012. The increases mainly reflect the addition of $928.3 million in equity from the Citizen acquisition. The Corporation maintained a strong capital position as tangible common equity to assets was 7.71% at December 31, 2013, compared with 7.42% at September 30, 2013 and 8.16% at December 31, 2012. The cash dividend per common share paid in the fourth quarter 2013 was $0.16.

REGULATION AND SUPERVISION

The United States and the banking, securities and commodities regulators, as well as fiscal and monetary authorities, have taken a number of significant actions over the past several years in response to the 2008 credit crisis. The single most important of these was the enactment of the Dodd-Frank Act in July 2010. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry, including regulation and compliance of financial institutions and systemically important nonbank financial companies, securities regulation, executive compensation, regulation of derivatives, corporate governance and consumer protection. Hundreds of implementing regulations are required, but these are only partially finished.

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
To the extent that the information contained with in this section describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the business of the Corporation. For additional information on regulatory developments, refer to Item 1. Business, Regulation and Supervision.
New Capital Rules

In July 2013, the Federal Reserve and the OCC jointly adopted final rules effective generally on January 1, 2015 to implement the U.S. Basel III and regulatory capital changes required by the Dodd-Frank Act.

These changes will apply to the Corporation and the Bank. Among other things, the rules include new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Consistent with the U.S. Basel III framework, the rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%. A new capital conservation buffer of 2.5% of risk-weighted assets is being phased-in over a transition period ending December 31, 2019. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banking organizations are now subject to a 4.0% minimum leverage ratio. The required total risk based capital ratio will not change. Failure to maintain the required common equity tier 1 capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

Management is evaluating the new rules and their effects on the Corporation and the Bank, but Management believes the Corporation and the Bank will remain "well-capitalized” under the new rules. The new rules generally will be effective for the Corporation and the Bank beginning January 1, 2015. There are various transition rules. Other changes are being considered, especially with respect to the largest banking organizations.  For example, in October 2013, the Federal Reserve proposed new standardized minimum liquidity requirements based on a Basel Committee standard for large (at least $250 billion of assets) and internationally active banking organizations and systemically important, nonbank financial companies designated by the Financial Stability Oversight Council.  Less stringent liquidity standards will be applied to smaller banking organizations with at least $50 billion in assets.  These proposed rules would not apply to an institution of our size.

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Corporation and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Medium-sized companies, including the Corporation and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012. The first stress tests by medium-sized companies currently are due to be submitted to the regulators at the end of March 2014.

Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a BHC or bank over a designated planning horizon of nine quarters, taking into account the organization's current condition, risks, exposures, strategies and activities, and such factors as the regulators may request of a specific organization. The stress tests are conducted with baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve for the Corporation and by the OCC for the Bank.

The banking agencies issued Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets on May 17, 2012. On July 30, 2013, the federal banking agencies issued Proposed Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion, which describes supervisory expectations for stress tests by medium-sized companies.

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Corporation is in the process of preparing its initial stress tests.

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

Net interest income is presented on a TE basis and excludes net securities gains and losses. Net interest income - TE includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income-TE enhances comparability of net interest income arising from taxable and tax exempt sources and is the preferred industry measurement of net interest income.
Total revenue is calculated as net interest income-TE plus noninterest income and excludes net securities gains or losses. Management believes that noninterest income without net securities gains or losses is more indicative of the Corporation's performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
The efficiency ratio is a non-GAAP financial measure which measures productivity and is generally calculated as noninterest expense divided by total revenue-TE. The efficiency ratio removes the impact of the Corporation's intangible asset amortization from the calculation. The adjusted efficiency ratio further removes the impact of the Citizens' merger-related charges. The fee income ratio is another non-GAAP financial measure calculated as noninterest income without net securities gains or losses divided by total revenue-TE. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors.
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
Tangible book value per share (non-GAAP) and common equity per share (non-GAAP) are approximate measures of the Corporation's common equity and liquidation values. Management uses these values to evaluate these values to the current market value and believes these measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. These per share values are calculated by deducting preferred stock from shareholder's equity for common equity value (non-GAAP) and deducting intangible assets from the common equity value for tangible book value (non-GAAP). Both values (numerator) are then divided by period end Common Stock outstanding.
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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		December 31, 2013	December 31, 2012
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,702,894	$1,645,202
Less:	Intangible assets	82,755	6,373
	Goodwill	739,819	460,044
	Preferred Stock	100,000	—
Tangible common equity (non-GAAP)		$1,780,320	$1,178,785
Total assets (GAAP)		23,909,027	14,913,012
Less:	Intangible assets	82,755	6,373
	Goodwill	739,819	460,044
Tangible assets (non-GAAP)		$23,086,453	$14,446,595
Tangible common equity to tangible assets ratio (non-GAAP)		7.71%	8.16%
Tier 1 common equity - Basel I
Shareholders' equity (GAAP)		$2,702,894	$1,645,202
Plus:	Net unrealized (gains) losses on available-for-sale securities	29,297	(55,418)
	Losses recorded in AOCI related to defined benefit postretirement plans	37,579	71,623
	Trust preferred securities	74,500	—
Less:	Intangible assets	82,755	6,373
	Goodwill	739,819	460,044
	Disallowed deferred tax asset	137,027	—
	Other adjustments	1,944	1,802
Tier 1 capital - Basel I (regulatory)		1,882,725	1,193,188
Less:	Preferred Stock	100,000	—
	Trust preferred securities	74,500	—
Tier 1 common equity - Basel I (non-GAAP)		$1,708,225	$1,193,188
Risk-weighted assets - Basel I (regulatory)		$16,320,833	$10,607,832
Tier 1 common equity ratio - Basel I (non-GAAP)		10.47%	11.25%
Tier 1 common ratio - Basel III (estimates) (1)
Shareholders' equity (GAAP)		$2,702,894	$1,645,202
Plus:	Net unrealized (gains) losses on available-for-sale securities	29,297	(55,418)
	Defined benefit postretirement plans in accumulated other comprehensive income	37,579	71,623
	Trust preferred securities (long term debt)	—	—
Less:	Nonqualifying goodwill	739,819	460,044
	Nonqualifying intangible assets	82,755	6,373
	Disallowed deferred tax asset	205,962	—
	Other adjustments	1,944	1,802
Tier 1 capital - Basel III (regulatory)		1,739,290	1,193,188
Less:	Preferred Stock	100,000	—
Tier 1 common equity - Basel III (regulatory)		$1,639,290	$1,193,188
Risk-weighted assets - Basel III (regulatory)		$17,114,143	$10,607,832
Tier 1 common equity ratio - Basel III		9.58%	11.25%

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		December 31, 2013	December 31, 2012
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,702,894	$1,645,202
Less:	Preferred Stock	100,000	—
Common shareholders' equity		2,602,894	1,645,202
Less:	Intangible assets	82,755	6,373
	Goodwill	739,819	460,044
Tangible common equity (non-GAAP)		$1,780,320	$1,178,785

Period end common shares		165,056	109,649
Book value per share		$16.38	$15.00
Common equity per share		15.77	15.00
Tangible book value per common share		10.79	10.75

		Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)		2013	2012	2013	2012
Net income		$57,174	$38,224	$183,684	$134,106
Adjustments to net income, net of tax (2)
Plus:	Branch closure costs	676	—	676	—
	Acquisition related charges	3,874	1,354	48,786	1,972
	Total adjusted charges	4,550	1,354	49,462	1,972
	Adjusted net income (non-GAAP)	$61,724	$39,578	$233,146	$136,078
Average assets (GAAP)		$24,034,846	$14,702,215	$21,489,775	$14,620,627
Average equity (GAAP)		2,673,635	1,635,275	2,408,865	1,608,108
Less:	Average preferred stock	100,000	—	90,685	—
Average common shareholders' equity (non-GAAP)		2,573,635	1,635,275	2,318,180	1,608,108
Less:	Average intangible assets	84,062	6,589	64,641	7,276
	Average goodwill	739,819	460,044	662,402	460,044
Average tangible common equity (non-GAAP)		$1,749,754	$1,168,642	$1,591,137	$1,140,788

Return on average assets		0.94%	1.03%	0.85%	0.92%
Adjusted return on average assets (non-GAAP)		1.02%	1.07%	1.08%	0.93%
Return on average equity		8.48%	9.30%	7.63%	8.34%
Adjusted return on average equity (non-GAAP)		9.16%	9.63%	9.68%	8.46%
Return on average tangible common equity (non-GAAP)		12.96%	13.01%	11.54%	11.76%
Adjusted return on average tangible common equity (non-GAAP)		14.00%	13.47%	14.65%	11.93%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)		2013	2012	2013	2012
Net interest income (GAAP)		$198,068	$116,230	$710,785	$471,830
TE Adjustment		4,077	2,900	14,417	11,158
Net interest income - TE (non-GAAP)		202,145	119,130	725,202	482,988
Noninterest income (GAAP)		72,420	61,652	270,343	223,604
Adjustments to noninterest income(2)
Less:	Securities gains (losses)	—	2,425	(2,803)	3,786
Plus:	Branch closure costs	1,040	—	1,040	—
	Adjusted noninterest income (non-GAAP)	73,460	59,227	274,186	219,818
Adjusted revenue (non-GAAP)		275,605	178,357	999,388	702,806
Noninterest expense (GAAP)		179,391	112,181	687,334	453,613
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,692	444	8,392	1,866
	Acquisition related expenses	5,960	2,083	72,262	3,034
	Adjusted noninterest expense (non-GAAP)	$170,739	$109,654	$606,680	$448,713

Fee income ratio, as reported (non-GAAP)		26.38%	33.21%	27.36%	31.28%
Efficiency ratio, as reported (non-GAAP)		64.36%	62.65%	68.01%	64.28%
Adjusted efficiency ratio (non-GAAP)		61.95%	61.48%	60.71%	63.85%

(1) The Basel III calculations of Tier 1 common equity, risk-weighted assets and the Tier 1 common equity ratio are based upon Management's current interpretation of the final Basel III rules issued by the Federal Reserve in July 2013, on a fully phased in basis.
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

RESULTS OF OPERATIONS

Figure 3. Average Tax-Equivalent Balance Sheets - Year to Date

	Year Ended			Year Ended			Year Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Cash and cash equivalents	$941,356			$366,815			$562,133
Investment securities and federal funds sold:
U.S. treasury securities and U.S. government agency obligations (taxable)	4,319,524	$88,761	2.05%	2,825,283	$73,455	2.60%	2,869,664	$78,202	2.73%
Obligations of states and political subdivisions (tax exempt)	673,695	33,311	4.94%	483,582	25,034	5.18%	378,834	21,277	5.62%
Other securities and federal funds sold	535,916	20,063	3.74%	383,420	11,575	3.02%	301,786	8,842	2.93%
Total investment securities and federal funds sold	5,529,135	142,135	2.57%	3,692,285	110,064	2.98%	3,550,284	108,321	3.05%
Loans held for sale	15,194	553	3.64%	23,326	960	4.12%	22,467	1,045	4.65%
Loans, including loss share receivable (2)	12,948,666	637,532	4.92%	9,357,080	410,818	4.39%	9,155,973	438,579	4.79%
Total earning assets	18,492,995	780,220	4.22%	13,072,691	521,842	3.99%	12,728,724	547,945	4.30%
Allowance for loan losses	(153,190)			(143,131)			(139,414)
Other assets	2,208,614			1,324,252			1,343,887
Total assets	$21,489,775			$14,620,627			$14,495,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$4,859,659	$—	—%	$3,181,475	$—	—%	$2,969,137	$—	—%
Interest bearing	2,316,421	2,543	0.11%	1,082,740	987	0.09%	893,062	816	0.09%
Savings and money market accounts	7,799,943	24,406	0.31%	5,724,330	20,563	0.36%	5,320,392	28,171	0.53%
Certificates and other time deposits	2,325,565	9,649	0.41%	1,565,253	11,723	0.75%	2,229,910	20,003	0.90%
Total deposits	17,301,588	36,598	0.21%	11,553,798	33,273	0.29%	11,412,501	48,990	0.43%
Securities sold under agreements to repurchase	949,068	1,240	0.13%	949,756	1,157	0.12%	925,803	3,344	0.36%
Wholesale borrowings	194,150	3,893	2.01%	175,989	4,423	2.51%	298,835	6,295	2.11%
Long-term debt	280,323	13,287	4.74%	—	—	—%	—	—	—%
Total interest bearing liabilities	13,865,470	55,018	0.40%	9,498,068	38,853	0.41%	9,668,002	58,629	0.61%
Other liabilities	355,781			332,976			309,838
Shareholders' equity	2,408,865			1,608,108			1,548,353
Total liabilities and shareholders' equity	$21,489,775			$14,620,627			$14,495,330
Net yield on earning assets (1)	$18,492,995	$725,202	3.92%	$13,072,691	$482,989	3.69%	$12,728,724	$489,316	3.84%
Interest rate spread			3.82%			3.58%			3.70%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statement of Income. The taxable-equivalent adjustments to net interest income were $14.4 million and $11.2 million for the years ended December 31, 2013 and 2012, respectively.
(2) Nonaccrual loans have been included in the average balances.

Net Interest Income

Net interest income, the Corporation's principal source of revenue, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest expense on deposits and borrowings. Net interest income is affected by the volume, pricing, mix and maturity of earnings assets and interest-bearing liabilities; the volume and value of net free funds, such as noninterest-bearing deposits and equity capital; the use of derivative instruments to manage interest rate risk; interest rate fluctuations and competitive conditions within the marketplace; and asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets (some taxable, some not), net interest income is presented in this discussion on a TE basis. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the nondeductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a TE basis is a financial measure that is calculated and presented other than in accordance with GAAP and is widely used by financial services organizations. Therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing net interest income-TE by average earning assets. As with net interest income-TE, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by noninterest-bearing liabilities and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment.

For 2013, net interest income-TE was $725.2 million, and the net interest margin was 3.92%. These results compare to net interest income-TE of $483.0 million and a net interest margin of 3.69% in 2012 and net interest income-TE of $489.3 million and a net interest margin of 3.84% in 2011. The increase in net interest income-TE in 2013 compared with 2012 was primarily due to the impact of the Citizens acquisition and organic loan growth.

Figure 4. Net Interest Income and Net Interest Margin

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net interest income	$710,785	$471,830	$479,627
Tax equivalent adjustment	14,417	11,158	9,687
Net interest income - TE	$725,202	482,988	489,314
Average earning assets	$18,492,995	$13,072,691	$12,728,724
Net interest margin	3.92%	3.69%	3.84%

The following table illustrates how the changes in yields or rates and average balances from the prior year affected net interest income.

Figure 5. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Year Ended December 31,
	2013 and 2012			2012 and 2011
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(Dollars in thousands)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
INTEREST INCOME -TE
Investment securities and federal funds sold:
Taxable	$38,463	$(14,669)	$23,794	$1,013	$(3,027)	$(2,014)
Tax-exempt	9,445	(1,168)	8,277	5,525	(1,768)	3,757
Loans held for sale	(306)	(101)	(407)	39	(124)	(85)
Loans	172,232	54,482	226,714	9,466	(37,227)	(27,761)
Total interest income -TE	219,834	38,544	258,378	16,043	(42,146)	(26,103)
INTEREST EXPENSE
Interest on deposits:
Interest bearing	1,319	237	1,556	173	(2)	171
Savings and money market accounts	6,747	(2,904)	3,843	2,008	(9,616)	(7,608)
Certificates and other time deposits	4,371	(6,445)	(2,074)	(5,329)	(2,951)	(8,280)
Securities sold under agreements to repurchase	(1)	84	83	84	(2,271)	(2,187)
Wholesale borrowings	425	(955)	(530)	(2,927)	1,055	(1,872)
Long-term debt	13,287	—	13,287	—	—	—
Total interest expense	26,148	(9,983)	16,165	(5,991)	(13,785)	(19,776)
Net interest income - TE	$193,686	$48,527	$242,213	$22,034	$(28,361)	$(6,327)

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The average yield on earning assets increased from 3.99% in 2012 to 4.22% in 2013. Net interest margin in 2013 was impacted by the net accretion of the fair value adjustments on the newly acquired Citizens' loan portfolio and certificates of deposit. Average balances for investment securities were up from 2012 increasing interest income by $47.9 million, and lower rates earned on the securities decreased interest income by $15.8 million. Average loans outstanding, up $3.6 billion or 38.38% from 2012, increased 2013 interest income by $172.2 million and higher yields on those loans increased 2013 interest income by $54.5 million. The increase in average loans in 2013 was primarily due to the Citizens acquisition in April 2013. Higher outstanding balances on average deposits and lower rates paid on deposits resulted in a net increase to interest expense of $3.3 million in 2013. Long-term debt of $250.0 million issued in the first quarter of 2013 in connection with the Citizens acquisition caused interest expense to increase by $12.8 million in 2013.

The average yield on earning assets decreased from 4.30% in 2011 to 3.99% in 2012 decreasing interest income by $42.1 million. Higher outstanding balances on total average earning assets in 2012 did not mitigate the decrease in average yield, which caused interest income to decrease $26.1 million from 2011 levels. At December 31, 2012, average balances for investment securities were up from 2011 increasing interest income by $6.5 million, while lower rates earned on the securities decreased interest income by $4.8 million. Average loans outstanding, up from 2011, increased 2012 interest income by $9.5 million while lower yields earned on the loans decreased 2012 interest income by $37.2 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $15.7 million in 2012 over 2011. Lower average outstanding balances on wholesale borrowings and higher rates paid resulted in a net decrease to interest expense of $1.9 million in 2012 over 2011.

The cost of funds as a percentage of average earning assets for 2013 remained unchanged from the prior year at 0.30%. The cost of funds as a percentage of average earning assets for 2012 decreased 16 basis points from 0.46% in 2011 to 0.30% in 2012. The drop in interest rates was the primary factor in this decrease.

Noninterest Income

Excluding investment securities gains, noninterest income totaled $273.1 million in 2013, an increase of $53.3 million or 24.26% from 2012. Noninterest income as a percentage of net revenue (TE net interest income plus noninterest income, less gains from securities) was 27.36% in 2013 compared to 31.28% in 2012 and 30.40% in 2011. Except as noted below, the Citizens acquisition is primarily contributing to the year over year increase of $46.7 million or 20.90% in the components of noninterest income.

Figure 6. Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Trust department income	$34,770	$23,143	$22,396
Service charges on deposits	74,399	57,737	64,082
Credit card fees	50,542	43,569	49,539
ATM and other service fees	19,155	14,792	13,701
Bank owned life insurance income	16,926	12,140	14,820
Investment services and life insurance	12,777	8,990	8,228
Investment securities (losses)/gains, net	(2,803)	3,786	11,081
Loan sales and servicing income	23,069	27,031	14,533
Other operating income	41,508	32,416	26,377
	$270,343	$223,604	$224,757

During 2013, net losses on investment securities sold were $2.8 million. These losses were a result of the sale of $2.2 billion in securities assumed in the Citizens acquisition which were sold shortly after acquisition to reduce prepayment and credit risk. Net realized gains of $3.8 million and $11.1 million were recognized during the years ended December 31, 2012 and 2011, respectively. In the second half of 2011, as part of the execution of an investment portfolio repositioning strategy, the lowest yielding securities in the portfolio were sold, with a portion of the proceeds being used to pay down high-cost wholesale funding, and the remaining proceeds being invested into higher yielding securities.

Loan sales and servicing income, which includes amortization and impairment or recovery of MSRs, changes in the fair value of residential mortgage loans held for sale, as well as changes in the value of derivatives used to hedge those loans held for sale, decreased $4.0 million or 14.66% from 2012 and increased $8.5 million or 58.74% from 2011. The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at December 31, 2013 and $2.4 billion at December 31, 2012. Loan servicing fees were $6.4 million, $5.8 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, the Corporation recognized a net recovery of approximately $2.3 million of previously recognized impairment of its MSRs contrasted to 2012 during which a $1.0 million net recovery was recognized.

Other operating income increased $9.1 million or 28.05% from 2012 and $15.1 million or 57.36% from 2011. Included in other operating income in 2013 was $8.6 million in gains on covered loans paid in full and recoveries of prior charge-offs on covered loans compared to $8.0 million of similar gains in 2012. The gain on covered loan payoffs represents the difference between the credit mark on the paid-off loans less the remaining associated loss share receivable.

Noninterest Expense

Noninterest expense was $687.3 million in 2013 compared to $453.6 million in 2012 and $464.3 million in 2011, an increase of $233.7 million or 51.52% over 2012. Included in noninterest expense in 2013 were $72.3 million of merger-related costs associated with the Citizens acquisition. These costs were primarily composed of severance and retention employee benefits of $21.6 million, professional services of $20.2 million and $23.6 million in fees for early termination of existing agreements assumed from the merger (reported within bankcard, loan processing and other costs in the accompanying Consolidated Statement of Income). Explanations for other significant changes in the components of noninterest expense are discussed immediately after the following table.
Figure 7. Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Salaries and wages	$288,125	$184,270	$180,685
Pension and employee benefits	65,891	60,922	59,677
Net occupancy expense	49,510	31,755	32,414
Equipment expense	41,875	29,244	27,959
Taxes, other than federal income taxes	10,217	7,949	5,778
Stationery, supplies and postage	14,199	8,800	10,691
Bankcard, loan processing and other costs	71,929	34,195	32,226
Advertising	15,101	9,210	9,336
Professional services	40,680	23,480	23,229
Telephone	10,659	5,324	6,043
Amortization of intangibles	8,392	1,867	2,172
FDIC expense	17,707	10,753	17,306
Other operating expense	53,049	45,845	56,829
	$687,334	$453,614	$464,345

Salaries and wages were $288.1 million in 2013, an increase of $103.9 million or 56.36% over 2012. Pension and employee benefit expenses were $65.9 million in 2013, an increase of $5.0 million or 8.16% from 2012. The overall increase in salaries and wages and employee benefits expense is primarily being driven by the Citizens acquisition which resulted in an increase of full-time equivalent employees year over year of 1,832 or 67% as well as severance and retention benefits of $21.6 million, as previously mentioned. Offsetting these increases in personnel expense was a decrease in pension expense of approximately $12.7 million during 2013 as a result of the Corporation's qualified defined benefit pension plan being frozen effective December 31, 2012 resulting in no benefits accruing after such time. Note 13 (Benefit Plans) to the consolidated financial statements more fully describes the changes in pension and postretirement medical expenses.

Other operating expense for 2013 included a noncash charge of $5.8 million related to estimated losses on residential mortgage loans sold with recourse. Included in other operating expense in 2011 was $4.9 million of fees related to the early termination of repurchase agreements and FHLB advances as part of the Corporation's investment portfolio repositioning strategy and $1.3 million of expense related to an increase in the liability associated with the sale of VISA Class B shares in 2008.

Income Taxes

Income tax expense totaled $76.4 million in 2013 compared to $53.0 million in 2012 and $46.1 million in 2011. The effective income tax rate for the year ended December 31, 2013 was 29.38% compared to 28.33% and 27.83% for the years ended December 31, 2012 and 2011, respectively. Further income tax information is contained in Note 12 (Income Taxes) to the consolidated financial statements.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 16 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, noninterest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the years ended December 31, 2013, 2012 and 2011.

Figure 8. Line of Business Results

	December 31, 2013
(Dollars in thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$390,747	$322,942	$14,902	$(3,389)	$725,202
Provision for loan losses	17,072	16,151	(692)	1,153	33,684
Noninterest income	83,933	114,679	48,289	23,442	270,343
Noninterest expense	209,936	330,875	54,196	92,327	687,334
Net income (loss)	158,400	58,886	6,296	(39,898)	183,684
AVERAGES :
Assets	8,397,357	4,746,277	259,601	8,086,540	21,489,775
Loans	8,292,805	4,367,701	226,152	62,008	12,948,666
Earnings assets	8,480,005	4,392,937	226,179	5,393,874	18,492,995
Deposits	5,572,287	10,749,725	826,794	152,782	17,301,588
Economic Capital	602,561	256,362	72,244	1,477,698	2,408,865

	December 31, 2012
(Dollars in thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$261,907	$207,907	$17,444	$(4,270)	$482,988
Provision for loan losses	32,319	10,008	(626)	12,997	54,698
Noninterest income	67,606	103,279	32,996	19,723	223,604
Noninterest expense	159,525	221,297	39,296	33,495	453,613
Net income (loss)	87,318	51,922	7,650	(12,784)	134,106
AVERAGES :
Assets	6,424,226	2,952,280	238,805	5,005,316	14,620,627
Loans	6,391,189	2,674,997	225,018	65,876	9,357,080
Earnings assets	6,493,713	2,707,632	225,044	3,646,302	13,072,691
Deposits	3,284,722	7,416,982	709,786	142,308	11,553,798
Economic Capital	404,005	212,409	49,313	942,381	1,608,108

	December 31, 2011
(Dollars in thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$268,349	$225,580	$18,764	$(23,379)	$489,314
Provision for loan losses	38,830	21,672	3,479	10,407	74,388
Noninterest income	57,940	103,248	31,684	31,885	224,757
Noninterest expense	148,338	235,339	40,004	40,664	464,345
Net income (loss)	88,379	46,681	4,527	(20,029)	119,558
AVERAGES :
Assets	6,203,526	2,935,699	240,952	5,115,153	14,495,330
Loans	6,201,990	2,661,910	227,710	64,363	9,155,973
Earnings assets	6,281,589	2,712,133	228,191	3,506,811	12,728,724
Deposits	3,027,329	7,500,213	644,879	240,080	11,412,501
Economic Capital	368,434	223,772	50,871	905,276	1,548,353

2013 compared with 2012

The commercial segment's net income was $158.4 million, an increase of $71.1 million from the same period in 2012. Net interest income - TE totaled $390.7 million compared to $261.9 million for 2012, an increase of $128.8 million, or 49.19%. The increase was primarily attributable to asset growth driven by both the Citizens acquisition and organic loan growth. Provision for credit losses totaled $17.1 million compared to $32.3 million for 2012, a decrease of $15.2 million, or 47.18%. The continued decline in provision for loan losses resulted from a $23.2 million reduction in net charge-offs partly offset by loan growth. Noninterest income was $83.9 million million compared to $67.6 million for 2012. The increase was primarily attributable to growth in service charges and commercial loan fees. Noninterest expense was $209.9 million compared to $159.5 million for 2012. Growth in expenses was primarily attributable to the Citizens acquisition and the continued build-out of specialized banking capabilities, partially offset by the results of management's efficiency initiative.

The retail segment's net income was $58.9 million, an increase of $7.0 million from the same period in 2012. Net interest income - TE totaled $322.9 million compared to $207.9 million million for the same period in 2012, an increase of $115.0 million or 55.33%. The increase was almost solely attributable to growth in earning assets acquired through the Citizens acquisition. Provision for credit losses totaled $16.2 million compared to $10.0 million for the same period in 2012, an increase of $6.1 million, or 61.38%, despite a reduction in net charge-offs of $3.7 million. The remaining provision would be attributable to significant loan growth. Noninterest income was $114.7 million compared to $103.3 million for the same period in 2012, an increase of $11.4 million, or 11.04%. Noninterest expense was $330.9 million compared to $221.3 million for the same period in 2012. The results of management's efficiency initiative partially offset the increase in expense attributable to the Citizens acquisition.

The wealth management segment's net income of $6.3 million was a decrease of $1.4 million from the same period of 2012, primarily due to deposit rate compression, offsetting strong growth in deposit balances which grew $117.0 million to $826.8 million from the prior period of 2012. Non-interest expense was $54.2 million compared to $39.3 million in 2012. The results of managements efficiency initiative partially offset the increase in expense attributable to the Citizens acquisition.

Activities that are not directly attributable to one of the primary lines of business are included in the other business line. Included in this category are the parent company, community development operations, FirstMerit's treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain capital and support functions not specifically identifiable with the three primary lines of business. The Other line of business recorded net loss before income taxes of $39.9 million which was $27.1 million more than 2012. The net loss was attributable to a non-interest expense increase of $58.8 million due primarily to the Citizens acquisition, partially offset by lower expense as a result of managements successful efficiency initiative. Items related to the Citizens acquisition are described in more detail in Note 2 (Business Combinations) to the consolidated financial statements.

2012 compared with 2011

The commercial segment's net income decreased $1.1 million to $87.3 million in 2012. TE adjusted net interest income totaled $261.9 million for 2012 compared to $268.3 million for 2011, a decrease of $6.4 million, or 2.40% The decrease was primarily attributable to a $425.7 million decrease in covered loan balances, offset by the $614.9 million increase in noncovered loan balances. Additionally, deposit spreads decreased, offsetting strong growth in deposit balances, which grew $257.4 million to $3.3 billion. Provision for credit losses for the commercial segment totaled $32.3 million for 2012 compared to $38.8 million for 2011, a decrease of $6.5 million, or 16.77%. The decrease in the provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $6.5 million to $23.2 million for 2012. The remaining provision was attributable to the substantial loan growth. Noninterest income was $67.6 million for 2012 compared to $57.9 million for the same period in 2011. The increase was primarily attributable to higher syndication fees, swap fees, merchant fees and letter of credit fees. Noninterest expense for the commercial segment was $159.5 million for 2012 compared to $148.3 million for 2011. The increase in expenses was primarily attributable to a change in the FDIC assessment calculation from using deposit balances to risk-weighted assets. Additionally, expenses are higher due to the build-out of specialized banking capabilities, including leasing, asset based lending, capital markets and treasury management, - but were offset by management's efficiency initiative.

    The retail segment's net income increased $5.2 million for 2012 to $51.9 million. TE adjusted net interest income totaled $207.9 million for 2012 compared to $225.6 million for 2011, a decrease of $17.7 million, or 7.83%. The decrease was primarily attributable to a $48.8 million decrease in covered loan balances. Such decrease in loan yields was partially offset by a 17 basis point decrease in deposit spreads due to lower deposit rates and a decline in deposit balances of $83.2 million from 2011. The retail segment shifted deposit mix from higher cost time deposits to lower cost core deposits. Provision for credit losses totaled $10.0 million for 2012 compared to $21.7 for 2011, a decrease of $11.7 million, or 53.82%. The decrease in the provision for loan losses reflected the results of focused efforts to improve asset quality and portfolio credit metrics. Net charge-offs declined $7.7 million to $19.3 million for 2012. Noninterest income was unchanged at $103.3 million. Strong mortgage origination and loan sales income offset the effects of new regulations on charges for nonsufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on interchange fees. Noninterest expense was $221.3 million for 2012 compared to $235.3 million for the year-ended 2011. The decrease in expenses was primarily attributable management's efficiency initiative coupled with a change in FDIC assessment methodology. The internal allocations were shifted from allocating based upon deposits to an allocation based upon risk-weighted assets.
The wealth segment's net income of $7.7 million for 2012 increased $3.1 million from 2011. The increase was attributable to lower provision for loan losses. Deposits grew $64.9 million to $709.8 million as of December 31, 2012. Noninterest expense was $39.3 million for 2012 compared to $40.0 million for 2011.
Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the parent company, community development operations, FirstMerit's treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The other segment recorded a net loss of $12.8 million for 2012, which was better than prior year's net loss of $20.0 million.  The decrease in losses was primarily attributable to lower expenses driven by Management's efficiency initiative.   Additionally, net interest income was higher due to the rate compression impact on internal funds transfer pricing.
FINANCIAL CONDITION

Acquisitions

On April 12, 2013, the Corporation completed the merger with Citizens which resulted in all of Citizens' common stock being converted into the right to receive 1.37 shares of the Corporation's Common Stock. The conversion of Citizens' common stock into the Corporation's Common Stock resulted in the Corporation issuing 55,468,283 shares of its Common Stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300.0 million of Citizens' TARP Preferred plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250.0 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023 and $100.0 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of the Corporation's Common Stock.

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

Preliminary goodwill of $279.8 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

The following table in Figure 9 provide the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value:

Figure 9. Purchase Price Calculations as of the Acquisition Date

Purchase Price (in thousands, except share data):
FirstMerit shares of Common Stock issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			$3,000
Total purchase price			1,283,643

Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment securities	3,202,575
Loans	4,617,004
Premises and equipment	138,536
Intangible assets	84,774	[1]
Accrued interest receivable and other assets	680,020
Total assets	9,267,289
LIABILITIES
Deposits	7,276,754
Borrowings	908,824
Accrued taxes, expenses and other liabilities	$77,843
Total liabilities	8,263,421
Net identifiable assets acquired			1,003,868
Goodwill			$279,775

1 - Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful lives for which the core deposit intangible and the trust relationships are being amortized over are 15 and 12 years, respectively.

The estimated fair values presented in the above table reflect additional information that the Corporation obtained during the year ended December 31, 2013, which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of loans decreased $7.3 million, the estimated fair value of premises and equipment decreased $0.2 million, and the estimated fair value of other assets increased $1.1 million and the estimated fair value of other liabilities decreased $1.0 million as of the Acquisition Date from that originally reported as of June 30, 2013. The estimated net deferred tax asset increased $3.4 million as a result of these revised fair values. These revised fair value estimates resulted in a net increase to goodwill of $5.4 million to $279.8 million which is recognized in the Consolidated Balance Sheet as of December 31, 2013.

As part of the merger, the Corporation assumed Citizens' FHLB advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the acquired Citizens' balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of $652.5 million, which approximated the fair value of the advances. The fair value of the two retained FHLB advances totaled $66.8 million and mature on May 16, 2016. FHLB advances are reflected in the line item "Federal funds purchased and securities sold under agreements to repurchase" on the Consolidated Balance Sheet.

Additional information on this acquisition can be found in Note 2 (Business Combinations), Note 4 (Loans) and Note 6 (Goodwill and Other Intangible Assets) in the notes to consolidated financial statements.

Integration Update

Professional consulting groups have assisted the Corporation with the integration and accounting matters related to the transaction. Core operating systems were converted as of October 20, 2013.

Merger-related costs incurred through December 31, 2013 totaled approximately $78.1 million.

Investment Securities

At December 31, 2013, total investment securities were $6.4 billion compared to $3.7 billion at December 31, 2012. Available-for-sale securities were $3.3 billion and $2.9 billion as of December 31, 2013 and 2012, respectively. Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation's investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBSs and corporate bonds. Held-to-maturity securities totaled $2.9 billion at December 31, 2013 compared to $622.1 million at December 31, 2012 and consist principally of securities issued by state and political subdivisions. Available-for-sale securities increased $352.2 million while held-to-maturity securities increased $2.3 billion from the prior year. This movement in the investment portfolio was in response to potential future changes in market interest rates. Other investments consist primarily of FHLB and FRB stock and totaled $180.8 million and $140.7 million at December 31, 2013 and 2012, respectively. FRB stock of $31.2 million and FHLB stock of $95.6 million were acquired from the merger with Citizens.

Net realized losses of $2.8 million were recognized during the year ended December 31, 2013. These losses were a result of the sale of $2.2 billion in securities assumed in the Citizens acquisition which were sold shortly after acquisition to reduce prepayment and credit risk. Net realized gains of $3.8 million and $11.1 million were recognized during the years ended December 31, 2012 and 2011, respectively. In the second half of 2011, as part of the execution of an investment portfolio repositioning strategy, the lowest yielding securities in the portfolio were sold, with a portion of the proceeds being used to pay down high-cost wholesale funding, and the remaining proceeds being invested into higher yielding securities.

The investment securities portfolio was in a net unrealized loss position of $55.9 million at December 31, 2013, compared to a net unrealized gain position of $72.2 million at December 31, 2012. Gross unrealized losses were $90.2 million as of December 31, 2013, compared to $12.9 million at December 31, 2012. As of December 31, 2013, gross unrealized losses are concentrated within agency MBS and corporate debt securities. The fair values of the agency MBSs have been impacted by the rising interest rate environment throughout 2013 relative to when they were purchased. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

The Corporation also holds $223.5 million of CLOs with a gross unrealized loss position of $4.3 million as of December 31, 2013. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations, and, therefore, expect to be able to hold these investments until their stated maturities with no restriction.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Total loans at December 31, 2013 were $14.2 billion compared to $9.6 billion at December 31, 2012. Total loans as of December 31, 2013 include $3.5 billion in acquired loans and $530.1 million in covered loans, excluding the loss share receivable of $61.8 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013 (See Note 2 (Business Combinations)). Covered loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. These acquired and covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALLL. The major categories of loans outstanding are presented in the following tables, segregated into originated, acquired and covered loans.

Figure 10. Period End Loans by Product Type

	As of December 31, 2013
(Dollars in thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$6,648,279	$1,725,970	$375,860	$8,750,109
Residential mortgages	529,253	470,652	50,679	1,050,584
Installment	1,727,925	1,004,569	6,162	2,738,656
Home equity lines	920,066	294,424	97,442	1,311,932
Credit card	148,313	—	—	148,313
Leases	239,551	—	—	239,551
Subtotal	10,213,387	3,495,615	530,143	14,239,145
Loss share receivable	—	—	61,827	61,827
Total Loans	$10,213,387	$3,495,615	$591,970	$14,300,972
Allowance for loan losses	(96,484)	(741)	(44,027)	(141,252)
Net Loans	$10,116,903	$3,494,874	$547,943	$14,159,720

	As of December 31, 2012
(Dollars in thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$5,866,489	$—	$718,437	$6,584,926
Residential mortgages	445,211	—	61,540	506,751
Installment	1,328,258	—	8,189	1,336,447
Home equity lines	806,078	—	117,225	923,303
Credit card	146,387	—	—	146,387
Leases	139,236	—	—	139,236
Subtotal	8,731,659	—	905,391	9,637,050
Loss share receivable	—	—	113,734	113,734
Total Loans	$8,731,659	$—	$1,019,125	$9,750,784
Allowance for loan losses	(98,942)	—	(43,255)	(142,197)
Net Loans	$8,632,717	$—	$975,870	$9,608,587

	As of December 31, 2011
(Dollars in thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total
Commercial	$5,107,747	$—	$1,065,296	$6,173,043
Residential mortgages	413,664	—	74,510	488,174
Installment	1,263,665	—	10,122	1,273,787
Home equity lines	743,982	—	141,548	885,530
Credit card	146,356	—	—	146,356
Leases	73,530	—	—	73,530
Subtotal	7,748,944	—	1,291,476	9,040,420
Loss share receivable	—	—	205,664	205,664
Total Loans	$7,748,944	$—	$1,497,140	$9,246,084
Allowance for loan losses	(107,699)	—	(36,417)	(144,116)
Net Loans	$7,641,245	$—	$1,460,723	$9,101,968

	As of December 31, 2010
(Dollars in thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total
Commercial	4,527,497	$—	$1,394,579	$5,922,076
Residential mortgages	403,843	—	96,113	499,956
Installment	1,308,860	—	11,523	1,320,383
Home equity lines	749,378	—	185,934	935,312
Credit card	149,506	—	—	149,506
Leases	63,004	—	—	63,004
Subtotal	7,202,088	—	1,688,149	8,890,237
Loss share receivable	—	—	288,605	288,605
Total Loans	$7,202,088	$—	$1,976,754	$9,178,842
Allowance for loan losses	(114,690)	—	(13,733)	(128,423)
Net Loans	$7,087,398	$—	$1,963,021	$9,050,419

	As of December 31, 2009
(Dollars in thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total
Commercial	$4,066,522	$—	$—	$4,066,522
Residential mortgages	463,416	—	—	463,416
Installment	1,425,373	—	—	1,425,373
Home equity lines	753,112	—	—	753,112
Credit card	153,525	—	—	153,525
Leases	61,541	—	—	61,541
Subtotal	6,923,489	—	—	6,923,489
Total Loans	$6,923,489	$—	$—	$6,923,489
Allowance for loan losses	(115,092)	—	—	(115,092)
Net Loans	$6,808,397	$—	$—	$6,808,397

(1) Loans acquired from Citizens. No allowance was brought forward in accordance with the acquisition method of accounting.
(2) Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

The following table provides a maturity of originated, acquired and covered loans, excluding the loss share receivable of $61.8 million, as of December 31, 2013.

Figure 11. Loan Maturity Excluding Loss Share Receivable

	As of December 31, 2013
(Dollars in thousands)	Commercial	Residential mortgages	Installment	Home equity lines	Credit card	Leases
Due in one year or less	$2,994,232	$162,568	$783,169	$466,963	$97,776	$74,638
Due after one year but within five years	5,381,946	594,967	1,529,912	759,215	50,480	153,390
Due after five years	373,931	293,049	425,575	85,754	57	11,523
Total	$8,750,109	$1,050,584	$2,738,656	$1,311,932	$148,313	$239,551
Loans due after one year with interest at
a predetermined fixed rate	$1,874,959	$513,661	$1,936,306	$175,934	$9,099	$164,913
Loans due after one year with interest at
a floating rate	3,880,919	374,354	19,181	669,034	41,438	—
Total	$5,755,878	$888,015	$1,955,487	$844,968	$50,537	$164,913

Originated Loans

Total originated loans increased from December 31, 2012 by $1.5 billion, or 16.97%. This increase was driven primarily by higher commercial loans, which increased $781.8 million or 13.33% from December 31, 2012, and installment loans, which increased $399.7 million or 30.09%, due to the Corporation's expansion into the Chicago, Illinois, and Michigan and Wisconsin areas. The growth in commercial loans was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets and healthcare lines of business. The leasing line of business has also seen considerable increase in activity year over year. As of December 31, 2013, leases totaled $239.6 million compared to $139.2 million at December 31, 2012, resulting in increases of $100.3 million, or 72.05%, from December 31, 2012 to December 31, 2013.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates during 2012 contributed to an increase in mortgage loan originations, particularly refinancing activity. Total residential mortgage loan balances increased from December 31, 2012 by $84.0 million, or 18.88%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2012 by $114.0 million, or 14.14%. Installment loans increased from December 31, 2012 by $399.7 million, or 30.09%.

The Corporation has approximately $4.5 billion of loans secured by real estate. Approximately 87.19% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania and Chicago, Illinois.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. The carrying amount of these loans was $3.5 billion as of December 31, 2013. These loans were recorded on the Acquisition Date at estimated fair value in the amount of $4.6 billion with no carryover of the related ALLL. Additional information regarding the accounting for acquired loans is included in the section captioned "Critical Accounting Policies".

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALLL and are accounted for as acquired impaired loans as described in the section captioned "Critical Accounting Policies". A loss share receivable was recorded as of the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying Consolidated Balance Sheet. Additional information regarding the accounting for covered loans and the related loss share receivable is included in the section captioned "Critical Accounting Policies".

Total covered loans, excluding the loss share receivable, were $530.1 million as of December 31, 2013, a decrease from December 31, 2012 of $375.2 million, or 41.45%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

Allowance for Originated Loan Losses and Reserve For Unfunded Lending Commitments

Allowance for Originated Loan and Lease Losses

The Corporation maintains what Management believes is an adequate originated ALLL. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. See Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan and Lease Losses) in the notes to the consolidated financial statements in this Form 10-K for further information regarding the Corporation's credit policies and practices.

The Corporation uses a vendor-based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five-year historical performance data while the other one uses two-year historical data. The calculated rate is the average cumulative expected loss of the two- and five-year data set. As a result, this approach lends more weight to the more recent performance.

Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio's collectability characteristics not captured by historical loss data.

At December 31, 2013, the allowance for originated loan losses was $96.5 million, or 0.94% of originated loans outstanding, compared to $98.9 million, or 1.13% at December 31, 2012. The allowance equaled 228.62% of nonperforming loans at December 31, 2013 compared to 269.69% at December 31, 2012. The additional reserves related to qualitative risk factors totaled $42.9 million at December 31, 2013 compared to $32.3 million at December 31, 2012. Nonperforming loans have increased by $5.5 million or 15.04% when compared to December 31, 2012.

Net charge-offs on originated loans were $15.5 million in 2013 compared to $42.7 million in 2012 and $61.0 million in 2011. As a percentage of average originated loans outstanding, net charge-offs equaled 0.17% in 2013, 0.53% in 2012 and 0.82% in 2011. Losses are charged against the allowance for loan losses as soon as they are identified.

The reserve for unfunded lending commitments at December 31, 2013 and 2012 was $7.9 million and $5.4 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $104.4 million at December 31, 2013 and 2012.

Figure 12. Five-Year Summary of the Allowance for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for originated loan losses at January 1,	$98,942	$107,699	$114,690	$115,092	$103,757
Originated loans charged off:
Commercial	7,637	28,648	31,943	39,766	39,685
Mortgage	1,903	3,964	4,819	5,156	4,960
Installment	16,683	18,029	25,839	34,054	31,622
Home equity	5,036	7,249	8,691	7,912	7,200
Credit cards	5,541	6,171	7,846	13,577	13,558
Leases	1,237	144	778	896	97
Overdrafts	2,136	1,700	2,852	3,171	2,591
Total charge-offs	40,173	65,905	82,768	104,532	99,713
Originated Recoveries:
Commercial	9,012	5,626	2,703	1,952	890
Mortgage	230	235	221	263	270
Installment	10,459	11,635	13,639	13,047	8,329
Home equity	2,492	2,819	1,985	1,599	494
Credit cards	1,841	2,138	2,264	2,199	1,710
Manufactured housing	60	59	119	156	171
Leases	100	38	37	267	57
Overdrafts	487	622	774	864	694
Total recoveries	24,681	23,172	21,742	20,347	12,615
Originated net charge-offs	$15,492	$42,733	$61,026	$84,185	$87,098
Provision for originated loan losses	13,034	33,976	54,035	83,783	98,433
Allowance for originated loan losses at December 31,	$96,484	$98,942	$107,699	$114,690	$115,092
Reserve for Unfunded Lending Commitments
Balance at January 1,	$5,433	$6,373	$8,849	$5,751	$6,588
Provision for/(relief of) credit losses	2,474	(940)	(2,476)	3,098	(837)
Balance at December 31,	7,907	5,433	6,373	8,849	5,751
Allowance for credit losses (1)	$104,391	$104,375	$114,072	$123,539	$120,843

Average originated loans outstanding	9,252,555	8,089,317	7,409,502	7,104,161	7,156,983
Ratio to average originated loans:
Originated net charge-offs	0.17%	0.53%	0.82%	1.19%	1.22%
Provision for originated loan losses	0.14%	0.42%	0.73%	1.18%	1.38%
Originated loans outstanding at end of year	$10,213,387	$8,731,659	$7,748,944	$7,202,088	$6,923,489
Allowance for originated loan losses:
As a percent of originated loans outstanding at end of year	0.94%	1.13%	1.39%	1.59%	1.66%
As a percent of nonperforming originated loans	228.62%	269.69%	166.64%	91.28%	79.65%
As a multiple of originated net charge-offs	6.23	2.32	1.76	1.36	1.32
Allowance for credit losses:
As a percentage of period-end originated loans	1.02%	1.20%	1.47%	1.78%	1.75%
As a percentage of nonperforming originated loans	247.35%	284.50%	176.50%	118.01%	131.82%
As a multiple of annualized net charge offs	783.34%	368.70%	208.91%	143.80%	97.56%

(1) The reserve for unfunded commitments is recorded in other liabilities in the accompanying Consolidated Balance Sheets.

Figure 13. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of December 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
(Dollars in thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$8,053	$21,522	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Allowance	3,235	229	—	1,014	223	312	1,133	6,146
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	34,909	241	9,271					44,421
Grade 1 allowance	10	—	2					12
Grade 2 loan balance	108,709	3,730	2,900					115,339
Grade 2 allowance	80	3	3					86
Grade 3 loan balance	802,624	340,782	54,446					1,197,852
Grade 3 allowance	869	421	85					1,375
Grade 4 loan balance	3,133,031	2,057,175	167,022					5,357,228
Grade 4 allowance	28,114	9,255	732					38,101
Grade 5 (Special Mention) loan balance	29,237	46,201	5,750					81,188
Grade 5 allowance	5,385	1,023	246					6,654
Grade 6 (Substandard) loan balance	23,004	39,061	162					62,227
Grade 6 allowance	5,288	4,144	13					9,445
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,678,155	909,799	145,332	481,338	3,214,624
Current loans allowance				7,964	10,063	5,123	2,403	25,553
30 days past due loan balance				14,524	1,683	696	16,335	33,238
30 days past due allowance				1,044	685	541	482	2,752
60 days past due loan balance				3,729	906	449	1,276	6,360
60 days past due allowance				920	710	542	221	2,393
90+ days past due loan balance				4,232	952	724	7,238	13,146
90+ days past due allowance				993	1,219	1,222	533	3,967
Total originated loans	$4,139,567	$2,508,712	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387
Total allowance for originated loan losses	$42,981	$15,075	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

	As of December 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
(Dollars in thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$6,187	$27,412	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Allowance	577	1,018	—	1,526	34	127	1,722	5,004
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,211	—	13,119					55,330
Grade 1 allowance	14	—	5					19
Grade 2 loan balance	114,480	3,138	179					117,797
Grade 2 allowance	93	4	—					97
Grade 3 loan balance	661,692	272,401	20,042					954,135
Grade 3 allowance	916	711	35					1,662
Grade 4 loan balance	2,408,670	2,148,580	104,037					4,661,287
Grade 4 allowance	26,155	13,552	507					40,214
Grade 5 (Special Mention) loan balance	44,969	56,118	1,561					102,648
Grade 5 allowance	3,105	2,033	63					5,201
Grade 6 (Substandard) loan balance	28,317	52,314	298					80,929
Grade 6 allowance	5,349	6,629	29					12,007
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,278,555	796,568	142,424	406,495	2,624,042
Current loans allowance				6,596	9,766	4,815	2,617	23,794
30 days past due loan balance				10,471	1,407	922	9,928	22,728
30 days past due allowance				855	774	587	487	2,703
60 days past due loan balance				2,979	825	541	1,219	5,564
60 days past due allowance				773	1,021	540	453	2,787
90+ days past due loan balance				5,383	997	888	3,560	10,828
90+ days past due allowance				1,404	2,129	1,315	606	5,454
Total originated loans	$3,306,526	$2,559,963	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659
Total allowance for originated loan losses	$36,209	$23,947	$639	$11,154	$13,724	$7,384	$5,885	$98,942

	As of December 31, 2011
	Loan Type
		CRE and			Home Equity	Credit	Residential
(Dollars in thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$8,269	$45,407	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Allowance	2,497	1,698	—	1,382	31	108	1,364	7,080
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,607	—	10,636					48,243
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	122,124	4,833	—					126,957
Grade 2 allowance	117	12	—					129
Grade 3 loan balance	479,119	268,005	5,868					752,992
Grade 3 allowance	756	1,015	9					1,780
Grade 4 loan balance	1,999,707	1,844,851	57,026					3,901,584
Grade 4 allowance	17,643	16,968	326					34,937
Grade 5 (Special Mention) loan balance	50,789	63,525	—					114,314
Grade 5 allowance	2,226	2,841	—					5,067
Grade 6 (Substandard) loan balance	77,861	105,387	—					183,248
Grade 6 allowance	9,109	14,496	—					23,605
Grade 7 (Doubtful) loan balance	—	263	—					263
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,210,007	734,505	141,338	372,710	2,458,560
Current loans allowance				12,286	4,619	5,158	3,045	25,108
30 days past due loan balance				11,531	2,694	1,090	11,778	27,093
30 days past due allowance				1,333	623	529	498	2,983
60 days past due loan balance				3,388	778	707	2,059	6,932
60 days past due allowance				1,104	442	530	315	2,391
90+ days past due loan balance				5,168	1,242	1,019	9,719	17,148
90+ days past due allowance				1,876	1,051	1,044	627	4,598
Total originated loans	$2,775,476	$2,332,271	$73,530	$1,263,665	$743,982	$146,356	$413,664	$7,748,944
Total allowance for originated loan losses	$32,363	$37,030	$341	$17,981	$6,766	$7,369	$5,849	$107,699

Allowance for Acquired Loan Losses

An ALLL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the allowance is greater, the excess is added to the allowance through a provision for loan losses. If the allowance is less, no additional allowance is recognized. Charge-offs and actual losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan. During the year ended December 31, 2013, provision, equal to net charge-offs, of $6.8 million was recorded on acquired nonimpaired loans. These charge-off loans were mainly consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due. As of December 31, 2013, the fair value discount on acquired nonimpaired loans was greater than the required ALLL, therefore, no allowance for acquired nonimpaired loan losses was recorded.

The ALLL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the ALLL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

During the year ended December 31, 2013, provision for acquired impaired loan losses of $0.7 million was recognized resulting in an allowance for acquired impaired loan losses of $0.7 million as of December 31, 2013.

Allowance for Covered Loan Losses

The ALLL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC.

As of December 31, 2013, the fair value discount on covered nonimpaired loans was greater than the required ALLL, therefore, no allowance for covered nonimpaired loan losses was recorded. The covered allowance for impaired loan losses was $44.0 million and $43.3 million as of December 31, 2013 and December 31, 2012, respectively. During the year ended December 31, 2013, provision for covered impaired loan losses of $23.9 million and an offsetting increase of $10.8 million in the loss share receivable resulted in the recognition of a net provision for loan losses of $13.1 million. This net provision compares to $20.7 million in the year ended December 31, 2012 and $20.4 million in the year ended December 31, 2011.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of acquisition accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired and covered impaired loans with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.

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

Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan and Lease Losses) in the notes to the consolidated financial statements, provide detailed information regarding the Corporation's credit policies and practices and the credit-risk grading process for commercial loans.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 14. Asset Quality

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$7,297	$3,837	$8,311	$13,200	$5,991
Consumer loans	11,388	11,197	3,442	—	—
Total restructured loans	18,685	15,034	11,753	13,200	5,991
Other nonaccrual loans:
Commercial loans	18,377	17,929	47,504	76,628	68,042
Consumer loans	5,141	3,724	5,374	14,859	17,639
Total nonaccrual loans	23,518	21,653	52,878	91,487	85,681
Total nonperforming originated loans	42,203	36,687	64,631	104,687	91,672
Other real estate, excluding covered assets	18,680	13,537	16,463	18,815	9,329
Total nonperforming assets	$60,883	$50,224	$81,094	$123,502	$101,001

Originated loans past due 90 days or more accruing interest	$11,176	$9,417	$11,376	$23,324	$35,025
Total nonperforming assets as a percentage of total originated loans and ORE	0.60%	0.57%	1.04%	1.71%	1.46%

Total nonperforming assets as of December 31, 2013 were $60.9 million, an increase of $10.7 million, or 21.22%, from December 31, 2012. Total originated loans past due 30-89 days totaled $63.5 million at December 31, 2013, an increase of $13.3 million, or 26.56%, from December 31, 2012. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming originated loans increased $3.9 million, or 17.95%, from December 31, 2012. Total OREO increased $5.1 million or 37.99%, from December 31, 2012. As of December 31, 2013, other real estate includes $1.5 million of vacant land no longer considered for branch expansion.

Net charge-offs within the originated consumer portfolio were $15.7 million for the year ended December 31, 2013 compared to $19.6 million for the year ended December 31, 2012. Average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 775, home equity lines at 733, residential mortgages at 755 and credit cards at 756.

Originated loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2013, accruing originated loans 90 days or more past due totaled $11.2 million compared to $9.4 million at December 31, 2012. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the ALLL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.

Interest income recognized on impaired loans was $1.3 million, $1.3 million and $1.4 million during the years ended 2013, 2012 and 2011, respectively. Interest income which would have been earned in accordance with the original terms was $5.5 million, $3.2 million and $7.1 million during the years ended 2013, 2012 and 2011, respectively.

Figure 15. Nonaccrual Originated Commercial Loan Flow Analysis

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
(Dollars in thousands)	2013	2013	2013	2013	2012
Nonaccrual originated commercial loans beginning of period	$19,140	$28,935	$23,843	$21,766	$31,492
Credit Actions:
New	10,527	943	15,197	7,217	2,183
Loan and lease losses	—	(1,223)	(1,348)	(2,191)	(2,670)
Charged down	(885)	—	(2,639)	(481)	(2,555)
Return to accruing status	(221)	(394)	(3,981)	(179)	—
Payments	(2,887)	(9,121)	(2,137)	(2,289)	(6,684)
Sales	—	—	—	—	—
Nonaccrual originated commercial loans end of period	$25,674	$19,140	$28,935	$23,843	$21,766

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

The Corporation's TDR portfolio, excluding acquired and covered loans, totaled $79.5 million and $84.6 million as of December 31, 2013 and December 31, 2012, respectively. These TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 73.22% and 74.16% of the total originated TDR portfolio as of December 31, 2013 and December 31, 2012. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

In addition, the Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

Acquired and covered loans restructured after acquisition are not considered TDRs for purposes of the Corporation's accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Deposits, Securities Sold Under Agreements to Repurchase, Long-Term Debt and Wholesale Borrowings

Average deposits for 2013 totaled $17.3 billion compared to $11.6 billion in 2012. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates over the past three years.

Figure 16. Deposit Products, Borrowings and Respective Rates

	At December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$4,859,659	—%	$3,181,475	—%	$2,969,137	—%
Interest-bearing	2,316,421	0.11%	1,082,740	0.09%	893,062	0.09%
Savings and money market accounts	7,799,943	0.31%	5,724,330	0.36%	5,320,392	0.53%
Certificates and other time deposits	2,325,565	0.41%	1,565,253	0.75%	2,229,910	0.90%
Total customer deposits	17,301,588	0.21%	11,553,798	0.29%	11,412,501	0.43%
Securities sold under agreements to repurchase	949,068	0.13%	949,756	0.12%	925,803	0.36%
Wholesale borrowings	194,150	2.01%	175,989	2.51%	298,835	2.11%
Long-term debt	$280,323	4.74%	$—	—%	$—	—%
Total funds	$18,725,129		$12,679,543		$12,637,139

Average demand deposits comprised 41.48% of average deposits in 2013 compared to 36.91% in 2012 and 33.84% in 2011. Savings accounts, including money market products, made up 45.08% of average deposits in 2013 compared to 49.55% in 2012 and 46.62% in 2011. Certificates and other time deposits made up 13.44% of average deposits in 2013, 13.55% in 2012 and 19.54% in 2011.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down one basis point compared to one year ago, or 2.44% in 2013 due to a drop in interest rates.

The following table in Figure 17 summarizes certificates and other time deposits in amounts of $100 thousand or more for the year ended December 31, 2013 by time remaining until maturity.

Figure 17. Maturity Distribution of Time Deposits of $100,000 or more

(Dollars in thousands)
Time until maturity:	Amount
Under 3 months	$237,061
3 to 6 months	131,568
6 to 12 months	274,978
Over 12 months	238,826
Total	$882,433

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.7 billion as of December 31, 2013, compared with $1.65 billion as of December 31, 2012. The Corporation's Common Stock is traded on the NASDAQ Stock Market LLC, under the symbol FMER with 12,725 holders of record at December 31, 2013. The market price ranges of the Corporation's Common Stock and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

•At December 31, 2013, the Corporation's common equity value per common share was $15.77 based on approximately 165.1 million shares outstanding at December 31, 2013, compared to $15.00 based on approximately 109.6 million shares outstanding at December 31, 2012.

•At December 31, 2013, the Corporation's tangible book value per common share was $10.79 compared to $10.75 at December 31, 2012.

•At December 31, 2013, the Corporation's book value per common share was $16.38 compared to $15.00 at December 31, 2012.

•At December 31, 2013, the Corporation had approximately 5.1 million treasury shares, compared to approximately 5.5 million treasury shares at December 31, 2012. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the fourth quarter of 2013 the Corporation made a quarterly common dividend payment of $0.16 per share or $26.3 million, on its Common Stock. As of December 31, 2013, the Common Stock dividend, on an annualized basis, was $0.64 per share, or $96.2 million. The market price ranges of the Corporation's Common Stock and dividends by quarter for each of the last two years in shown in Item 5, Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities. Also during the fourth quarter of 2013, the Corporation made a quarterly preferred dividend payment of $1.5 million, or $14.69 per share, or $0.36725 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE. As of December 31, 2013, the annual preferred dividend payment was $5.3 million.

The following table in Figure 18 shows activities that caused the change in outstanding Common Stock over the four quarters of 2013 and year to date 2013 and 2012.

Figure 18. Changes in Common Stock Outstanding

		2013 Quarters
(Shares in thousands)	2013	fourth	third	second	first	2012
Beginning of period	109,649	165,045	165,045	109,746	109,649	109,251
Issued (repurchased), net	55,435	(13)	7	55,467	(26)	(148)
Reissued (returned) under employee benefit plans, net	(28)	24	(7)	(168)	123	546
End of period	165,056	165,056	165,045	165,045	109,746	109,649

Capital Availability

On April 12, 2013, the Corporation completed the merger with Citizens, which resulted in the Corporation issuing 55,468,283 shares of its Common Stock. Additionally, the Corporation purchased the Citizens TARP Preferred in the amount of $300.0 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. On the Acquisition Date, a warrant to purchase 1,757,812.5 shares of Citizens common stock that had been issued to the Treasury on December 12, 2008 as part of Citizens' participation in the Treasury's Capital Purchase Program was converted into a warrant to purchase 2,408,203 shares of FirstMerit common stock. The Corporation used the net proceeds from its February 4, 2013 public offerings to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. The Corporation's public offerings consisted of $250.0 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and 4.0 million depositary shares (each representing a 1/40th interest in a share of the Corporation's 5.875% Series A Non-Cumulative Perpetual Preferred Stock), which resulted in gross proceeds of $100.0 million. Additional information can be found in Note 2 (Business Combinations).

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell Common Stock of the Corporation's Common Stock. There were no sales of the Corporation's Common Stock under Distribution Agency Agreements during 2013 and 2012.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.71% at December 31, 2013, compared with 8.16% at December 31, 2012.

Financial institutions are subject to a strict uniform system of capital-based regulations. Under this system, there are five different categories of capitalization, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A detailed discussion of current rulemaking underway in the U.S. by banking, securities and commodities regulators, as well as fiscal and monetary authorities is in the "Regulation and Supervision" section in Item 1. Business and Item 7. Management's Discussion and Analysis of this report.

To be considered well-capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

The George Washington and Midwest FDIC assisted acquisitions in 2010 resulted in the recognition of loss share receivables from the FDIC, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC loss share receivables, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes. No loans acquired in the Citizens merger are subject to loss share agreements with FDIC.

In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the U.S. Basel III capital framework and certain provisions of the Dodd-Frank Act. See Part I, Item 1, “Business,” for additional information on U.S.

Basel III and the Dodd-Frank Act. Management believes that, as of December 31, 2013, the Corporation and the Bank would meet all capital adequacy requirements under the U.S. Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

As of December 31, 2013, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category. See Figure 2 entitled "GAAP to Non-GAAP Reconciliations", which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Figure 19. Capitalization Tables

(Dollars in thousands)	December 31, 2013		December 31, 2012		December 31, 2011
Consolidated
Total equity	$2,702,894	11.30%	$1,645,202	11.03%	$1,565,953	10.84%
Common equity	2,602,894	10.89%	1,645,202	11.03%	1,565,953	10.84%
Tangible common equity (a)	1,780,320	7.71%	1,178,785	8.16%	1,097,670	7.86%
Tier 1 capital (b)	1,882,725	11.54%	1,193,188	11.25%	1,119,892	11.48%
Total risk-based capital (c)	2,281,812	13.98%	1,325,971	12.50%	1,242,177	12.73%
Leverage (d)	1,882,725	8.15%	1,193,188	8.43%	1,119,892	7.95%
Bank Only
Total equity	$2,859,515	11.98%	$1,487,513	9.98%	$1,483,743	10.29%
Common equity	2,859,515	11.98%	1,487,513	9.98%	1,483,743	10.29%
Tangible common equity (a)	2,036,941	8.84%	1,021,096	7.07%	1,015,460	7.28%
Tier 1 capital (b)	1,978,140	12.14%	1,030,585	9.73%	1,033,171	10.62%
Total risk-based capital (c)	2,122,124	13.02%	1,158,312	10.93%	1,150,675	11.82%
Leverage (d)	1,978,140	8.58%	1,030,585	7.29%	1,033,171	7.35%

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

RISK MANAGEMENT

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces market risk. The Corporation is primarily exposed to interest rate risk as a result of offering a wide array of financial products to its customers.

Interest rate risk management

Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from changes in market interest rates. The ALCO oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for the measurement, analysis and management of interest rate risk resides in the corporate treasury function.

Interest rate risk on the Corporation's balance sheets consists of reprice, option and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

Presented below is the Corporation's interest rate risk profile as of December 31, 2013 and 2012:

Figure 20. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2013	(5.30)%	1.91%	3.67%	5.12%
December 31, 2012	(7.80)%	3.50%	5.73%	7.98%

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

Presented below is the Corporation's EVE profile as of December 31, 2013 and 2012:

Figure 21. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2013	(2.08)%	(2.46)%	(3.82)%	(5.51)%
December 31, 2012	(2.97)%	1.36%	1.29%	(0.08)%

Management reviews and takes appropriate action if this analysis indicates that the Corporation's EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the "GAP" between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $2.3 billion. Focusing on estimated repricing activity within one year, the Corporation was in an asset sensitive position at December 31, 2013 as illustrated in the following table in Figure 22.

Figure 22. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-30 Days	31-60 Days	61-90 Days	91-180 Days	181-365 Days	Over 1 Year	Total
Interest Earning Assets:
Loans and leases	$8,204,235	$211,634	$201,761	$557,910	$1,126,937	$4,010,117	$14,312,594
Investment securities and federal funds sold	382,814	140,353	231,086	324,010	531,172	4,780,230	6,389,665
Total Interest Earning Assets	8,587,049	351,987	432,847	881,920	1,658,109	8,790,347	20,702,259
Interest Bearing Liabilities:
Demand interest-bearing	196,699	182,911	452,190	—	—	2,194,935	3,026,735
Savings and money market accounts	5,366,074	321,924	476,748	376	—	2,422,045	8,587,167
Certificate and other time deposits	261,936	171,727	142,162	367,828	777,795	739,222	2,460,670
Securities sold under agreements to repurchase	851,535	—	—	—	—	—	851,535
Wholesale borrowings	7	1,007	7	14	40,077	159,488	200,600
Long-term debt	25,669	—	—	193	—	298,566	324,428
Total Interest Bearing Liabilities	6,701,920	677,569	1,071,107	368,411	817,872	5,814,256	15,451,135
Total GAP	$1,885,129	$(325,582)	$(638,260)	$513,509	$840,237	$2,976,091	$5,251,124
Cumulative GAP	$1,885,129	$1,559,547	$921,287	$1,434,796	$2,275,033	$5,251,124

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

The Corporation's primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 87.40% of total deposits at December 31, 2013. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of

Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.5 billion at December 31, 2013.

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

During the year ended December 31, 2013, the Bank paid $79.3 million in dividends to the Corporation. As of December 31, 2013, the Bank had an additional $173.5 million available to pay dividends without regulatory approval.

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

Operational Risk Management

Like all businesses, we are subject to operational risks, including, but not limited to, risks of human error, internal processes and systems that turn out to be inadequate and external events. These events include, among other things, threats to our cybersecurity, since we rely upon information systems and the internet to conduct our business activities. We also are exposed to the costs of complying with laws, regulations and prescribed practices, which are changing rapidly and in large volumes, especially as a result of the Dodd-Frank Act and the proposal and adoption of implementing rules. Noncompliance may increase our operating costs, result in monetary losses, adversely affect our reputation and regulatory relations and our ability to implement our business plans and pursue expansion opportunities. We seek to mitigate operational risk through identification and measurement of risk, alignment of business strategies within risk guidelines, and through our system of internal controls and reporting. We regularly evaluate and seek to strengthen our system of internal controls to improve the oversight of our operational risk and compliance with applicable laws, and regulations and prescribed standards.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in its consolidated financial statements. The following table summarizes the Corporation's significant obligations at December 31, 2013 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table in Figure 23:

Figure 23. Maturity / Expiration Distribution of Contractual Obligations

		Payments Due in
(Dollars in thousands)	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity (a)	-	$17,072,931	$17,072,931	$—	$—	$—
Consumer and brokered certificates of deposits (a)	10	2,460,670	1,708,678	612,883	129,780	9,329
Federal funds purchased and security repurchase agreements	11	851,535	851,535	—	—	—
Wholesale borrowings	11	200,600	39,946	143,608	287	16,759
Long-term debt	11	324,428	—	—	—	324,428
Operating leases (b)	19	70,105	14,018	21,596	15,428	19,063
Capital lease obligations (c)	19	—	—	—	—	—
Purchase obligations	19	560,937	414,009	102,953	41,975	2,000
Reserves for uncertain tax positions (d)	12	1,265	1,265	—	—	—
Total		$21,542,471	$20,102,382	$881,040	$187,470	$371,579

(a) Excludes interest.
(b) The Corporation's operating lease obligations represent commitments under noncancelable operating leases on branch facilities.
(c) There were no material capital lease obligations outstanding at December 31, 2013.
(d) Gross unrecognized income tax benefits.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2013. Additional details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Figure 24. Maturity / Expiration Distribution of Commitments and Off-Balance Sheet Arrangements

		Payments Due in
(Dollars in thousands)	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Commitments to extend credit (e)	19	$5,546,635	$1,849,043	$1,871,912	$301,952	$1,523,728
Standby letters of credit	19	196,400	101,903	71,720	22,777	—
Loans sold with recourse	19	45,082	4	408	136	44,534
Postretirement benefits (f)	13	11,917	1,600	1,493	2,596	6,228
Total		$5,800,034	$1,952,550	$1,945,533	$327,461	$1,574,490

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

Figure 25. Quarterly Financial Data

Quarterly financial and per share data for the years ended 2013 and 2012 are summarized as follows:

	2013 Quarters				2012 Quarters
(Dollars in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total interest income	$212,580	$217,497	$213,771	$121,956	$125,366	$127,482	$128,755	$129,080
Total interest expense	14,512	14,157	15,740	10,607	9,136	9,592	9,832	10,293
Net interest income	198,068	203,340	198,031	111,349	116,230	117,890	118,923	118,787
Provision for loan losses	10,050	6,379	7,309	9,946	12,262	16,179	12,196	14,061
Net income	57,174	40,715	48,450	37,346	38,224	34,953	30,585	30,344
Net income per basic share	0.33	0.24	0.30	0.33	0.35	0.32	0.28	0.28
Net income per diluted share	0.33	0.23	0.29	0.33	0.35	0.32	0.28	0.28

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) in the notes to the consolidated financial statements provide a greater understanding of how the Corporation's financial performance is recorded and reported.

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

Accounting for Acquired and Covered Loans, the Allowance for Acquired and Covered Losses and the Related FDIC Loss Share Receivable

Loans acquired are initially recorded at their acquisition date fair values. The fair value estimates for acquired loans are based on the estimate of expected cash flows, both principal and interest and prepayments, discounted at prevailing market interest rates. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Fair value estimates involve assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans are evaluated for impairment and are considered impaired if there is evidence of credit deterioration since origination and if it is probable as of the acquisition date that not all contractually required payments will be collected. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Expected cash flows at the acquisition date in excess of the fair value of impaired loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as nonaccrual or nonperforming as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level.

Subsequent to the acquisition date, Management continues to estimate the amount and timing of cash flows expected to be collected on impaired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded ALLL, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the ALLL, net of any expected reimbursement under FDIC Loss Share Agreements, to the extent applicable.

For acquired nonimpaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the the loan's remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any FDIC Loss Share Agreements, to the extent applicable, exceeds the remaining fair value adjustment.

For FDIC-assisted acquisitions, the FDIC will reimburse the Corporation for certain loans acquired from George Washington and Midwest should the Corporation experience a loss, therefore, a loss share receivable is recorded at the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of income and comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

Due to the accounting requirements of acquired loans, certain trends and credit statistics may be impacted if such loans are included. The Corporation believes that excluding the acquired loans from the presentation of such statistics is more meaningful and representative of its ongoing operations and credit quality.

Allowance for Loan Losses

As explained in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan and Lease Losses) in the notes to the consolidated financial statements, the allowance for loan losses represents Management's estimate of probable credit losses inherent in the loan portfolio. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. This estimate is based on the current economy's impact on the timing and expected amounts of future cash flows on impaired loans as well as historical loss experience associated with homogeneous pools of loans. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors, or Q-factors, to estimate credit losses in the loan portfolio.

Management's estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $41.6 million.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.4 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $4.7 million.

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

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires Management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The
Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2013, net deferred tax assets were $329.9 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

The pension asset allocation policy has set guidelines based on the plan's objectives, characteristics of the pension liabilities, industry practices, the current market environment and practical investment issues. The Committee has decided to invest in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g., private equity, hedge funds, real estate) at this time.

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

The method used to estimate the discount rate can be changed if facts and circumstances indicate that a different method would result in a better estimate of the discount rate. As of December 31, 2013, cash flows specific to each plan along with the Aon Top Quartile yield curve ("Aon Yield Curve") were used by the Corporation as the basis for estimating the discount rate. The Aon Yield Curve provides the best estimate of cash flows from investment in high-quality fixed income securities to be used to pay the Corporation's pension and postretirement benefits when due.

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

Forward-Looking Statements - Safe Harbor Statement

Statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and elsewhere within this Annual Report on Form 10-K, which are not historical or factual in nature, constitute forward-looking statements. These forward-looking statements relate to, among other things, expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation's services and products, future services and products to be offered, increased numbers of customers, and like items, and involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates; the Corporation's ability to realize the synergies and benefits contemplated by the acquisition of Citizens, such as it being accretive to earnings and expanding the Corporation's geographic presence, in the time frame anticipated or at all, and those risk factors detailed in the Corporation's periodic reports and registration statements filed with the SEC. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, FINRA, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information presented in the "Market Risk Management" section at pages 85 through 87 under Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS			99
CONSOLIDATED BALANCE SHEET			100
CONSOLIDATED STATEMENT OF INCOME			101
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME			102
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY			103
CONSOLIDATED STATEMENT OF CASH FLOWS			104
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			105
Note	1	Summary of Significant Accounting Policies	105
Note	2	Business Combinations	120
Note	3	Investment Securities	126
Note	4	Loans	134
Note	5	Allowance for Loan and Lease Losses	142
Note	6	Goodwill and Other Intangible Assets	157
Note	7	Mortgage Servicing Rights and Mortgage Servicing Activity	158
Note	8	Restrictions on Cash and Dividends	160
Note	9	Premises and Equipment	160
Note	10	Certificates and Other Time Deposits	161
Note	11	Borrowed Funds and Trust Preferred Securities	161
Note	12	Income Taxes	164
Note	13	Benefit Plans	167
Note	14	Share-Based Compensation	175
Note	15	Parent Company	178
Note	16	Segment Information	179
Note	17	Fair Value Measurement	182
Note	18	Derivatives and Hedging Activity	193
Note	19	Commitments and Contingencies	198
Note	20	Shareholders' Equity	202
Note	21	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	203
Note	22	Regulatory Matters	204
Note	23	Subsequent Events	205
Management's Report of Internal Control over Financial Reporting			206
Report of Independent Registered Public Accounting Firm			207
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting			208

CONSOLIDATED BALANCE SHEET
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	December 31,
(Dollars in thousands)	2013	2012
ASSETS
Cash and due from banks	$571,171	$244,223
Interest-bearing deposits in banks	346,651	13,791
Total cash and cash equivalents	917,822	258,014
Investment securities:
Held-to-maturity	2,935,688	622,121
Available-for-sale	3,273,174	2,920,971
Other investments	180,803	140,717
Loans held for sale	11,622	23,683
Loans	14,300,972	9,750,784
Allowance for loan losses	(141,252)	(142,197)
Net loans	14,159,720	9,608,587
Premises and equipment, net	327,054	181,149
Goodwill	739,819	460,044
Intangible assets	82,755	6,373
Covered other real estate	65,234	59,855
Accrued interest receivable and other assets	1,215,336	631,498
Total assets	$23,909,027	$14,913,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,459,029	$3,338,371
Interest-bearing	3,026,735	1,287,674
Savings and money market accounts	8,587,167	5,758,123
Certificates and other time deposits	2,460,670	1,375,257
Total deposits	19,533,601	11,759,425
Federal funds purchased and securities sold under agreements to repurchase	851,535	1,104,525
Wholesale borrowings	200,600	136,883
Long-term debt	324,428	—
Accrued taxes, expenses and other liabilities	295,969	266,977
Total liabilities	21,206,133	13,267,810
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	—
Common stock warrant	3,000	—
Common Stock, without par value; authorized 300,000,000 shares; issued: December 31, 2013 - 170,183,540 shares; December 31, 2012 - 115,121,731 shares	127,937	127,937
Capital surplus	1,390,643	475,979
Accumulated other comprehensive loss	(66,876)	(16,205)
Retained earnings	1,277,975	1,195,850
Treasury stock, at cost: December 31, 2013 - 5,127,332 shares; December 31, 2012 - 5,472,915 shares	(129,785)	(138,359)
Total shareholders' equity	2,702,894	1,645,202
Total liabilities and shareholders' equity	$23,909,027	$14,913,012

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars in thousands, except for per share data)	2013	2012	2011
Interest income:
Loans and loans held for sale	$635,872	$410,299	$438,393
Investment securities:
Taxable	108,824	85,030	87,044
Tax-exempt	21,107	15,354	12,819
Total investment securities interest	129,931	100,384	99,863
Total interest income	765,803	510,683	538,256
Interest expense:
Deposits:
Interest bearing	2,543	987	816
Savings and money market accounts	24,406	20,563	28,171
Certificates and other time deposits	9,649	11,723	20,003
Securities sold under agreements to repurchase	1,240	1,157	3,344
Wholesale borrowings	3,893	4,423	6,295
Long-term debt	13,287	—	—
Total interest expense	55,018	38,853	58,629
Net interest income	710,785	471,830	479,627
Provision for loan losses	33,684	54,698	74,388
Net interest income after provision for loan losses	677,101	417,132	405,239
Noninterest income:
Trust department income	34,770	23,143	22,396
Service charges on deposits	74,399	57,737	64,082
Credit card fees	50,542	43,569	49,539
ATM and other service fees	19,155	14,792	13,701
Bank owned life insurance income	16,926	12,140	14,820
Investment services and insurance	12,777	8,990	8,228
Investment securities gains/(losses), net	(2,803)	3,786	11,081
Loan sales and servicing income	23,069	27,031	14,533
Other operating income	41,508	32,416	26,377
Total noninterest income	270,343	223,604	224,757
Noninterest expense:
Salaries, wages, pension and employee benefits	354,016	245,192	240,362
Net occupancy expense	49,510	31,754	32,414
Equipment expense	41,875	29,243	27,959
Stationery, supplies and postage	14,199	8,800	10,691
Bankcard, loan processing and other costs	71,929	34,195	32,226
Professional services	40,680	23,480	23,229
Amortization of intangibles	8,392	1,866	2,172
FDIC insurance expense	17,707	10,753	17,306
Other operating expense	89,026	68,330	77,986
Total noninterest expense	687,334	453,613	464,345
Income before income tax expense	260,110	187,123	165,651
Income tax expense	76,426	53,017	46,093
Net income	183,684	134,106	119,558
Less: Net income allocated to participating securities	1,545	—	—
Preferred Stock dividends	5,337	—	—
Net income attributable to common shareholders	$176,802	$134,106	$119,558
Basic earnings per common share	$1.18	$1.22	$1.10
Diluted earnings per common share	1.18	1.22	1.10
Cash dividend per common share	0.64	0.64	0.64
Weighted average number of common shares outstanding - basic	149,607	109,518	109,102
Weighted average number of common shares outstanding - diluted	150,421	109,518	109,102

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net Income	$183,684	$134,106	$119,558
Other comprehensive income (loss), net of tax:
Unrealized gains and (losses) on securities available for sale:
Changes in unrealized securities' holding gains/(losses), net of tax benefit/(expense) of $46.6 million, ($2.2) million, and ($10.2) million, respectively	(86,537)	4,154	26,205
Net losses/(gains) realized on sale of securities reclassified to noninterest income, net of tax expense/(benefit) of ($1.0) million, $1.3 million and $3.9 million, respectively	1,822	(2,461)	(7,203)
Net change in unrealized gain (loss) on securities available for sale, net of tax	(84,715)	1,693	19,002
Pension plans and other postretirement benefits:
Net gain/(loss) arising during the period, net of tax expense/(benefit) of $16.8 million, ($0.4) million and ($12.3) million, respectively	31,161	(795)	(21,744)
Amortization of prior service cost reclassified to other noninterest expense, net of tax expense/(benefit) of $0.0 million, $0.0 million and ($.01) million, respectively	(1)	(52)	256
Amortization of actuarial gain, net of tax expense of $1.6 million, $3.7 million and $2.5 million, respectively	2,884	6,836	4,702
Net change from defined benefit pension plans, net of taxes	34,044	5,989	(16,786)
Total other comprehensive gain (loss), net of tax	(50,671)	7,682	2,216
Comprehensive income	$133,013	$141,788	$121,774

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	119,558	—	119,558
Other comprehensive income	—	—	—	—	2,216	—	—	2,216
Comprehensive income	—	—	—	—	2,216	119,558	—	121,774
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(69,255)	—	(69,255)
Nonvested (restricted) shares granted (587,113 shares)	—	—	—	(14,222)	—	—	14,222	—
Restricted stock activity (152,818 shares)	—	—	—	602	—	—	(2,897)	(2,295)
Deferred compensation trust (19,154 increase in shares)	—	—	—	(79)	—	—	79	—
Share-based compensation	—	—	—	8,014	—	—		8,014
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—	—	—	—	$134,106	—	$134,106
Other comprehensive income	—	—	—	—	7,682	—	—	7,682
Comprehensive income	—	—	—	—	7,682	134,106	—	141,788
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(69,459)	—	(69,459)
Nonvested (restricted) shares granted (596,415 shares)	—	—	—	(14,582)	—	—	14,631	49
Restricted stock activity (198,407 shares)	—	—	—	1,219	—	—	(3,608)	(2,389)
Deferred compensation trust (105,850 increase in shares)	—	—	—	200	—	—	(200)	—
Share-based compensation	—	—	—	9,260	—	—	—	9,260
Balance at December 31, 2012	$—	$127,937	$—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	$—	$—	$—	$—	$—	$183,684	$—	$183,684
Other comprehensive income	—	—	—	—	(50,671)	—	—	(50,671)
Comprehensive income	—	—	—	—	(50,671)	183,684	—	133,013
Cash dividends - Preferred Stock	—	—	—	—	—	(5,337)	—	(5,337)
Cash dividends - Common Stock ($0.64 per share)	—	—	—	—	—	(96,222)	—	(96,222)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (563,257 shares)	—	—	—	(19,790)	—	—	12,977	(6,813)
Restricted stock activity (217,674 shares)	—	—	—	1,261	—	—	(3,969)	(2,708)
Deferred compensation trust (198,207 increase in shares)	—	—	—	434	—	—	(434)	—
Share-based compensation	—	—	—	10,937	—	—	—	10,937
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating Activities
Net income	$183,684	$134,106	$119,558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	33,684	54,698	74,388
Provision (benefit) for deferred income taxes	(17,819)	4,679	(756)
Depreciation and amortization	32,153	23,060	22,872
Benefit attributable to FDIC loss share	10,790	14,728	42,552
Accretion of acquired loans	(280,848)	(80,506)	(117,140)
Accretion of income for lease financing	(3,566)	(2,988)	(2,556)
Amortization and accretion of investment securities, net
Available for sale	17,274	15,343	15,127
Held to maturity	7,609	2,421	38
Losses (gains) on sales and calls of available-for-sale investment securities, net	2,803	(3,786)	(11,081)
Originations of loans held for sale	(550,193)	(738,797)	(526,719)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	574,321	757,298	544,690
Gains on sales of loans, net	(12,067)	(12,107)	(6,708)
Amortization of intangible assets	8,392	1,866	2,172
Recognition of stock compensation expense	10,937	9,260	8,014
Net decrease (increase) in other assets	181,772	88,530	(136,344)
Net (decrease) increase in other liabilities	(25,570)	(99,704)	121,228
NET CASH PROVIDED BY OPERATING ACTIVITIES	173,356	168,101	149,335
Investing Activities
Proceeds from sale of securities
Available for sale	2,179,728	418,124	968,478
Other	89,554	—	20,253
Held to maturity	897	—	—
Proceeds from prepayments, calls, and maturities
Available for sale	699,647	853,179	1,018,372
Held to maturity	245,259	54,775	37,326
Other	—	—	12
Purchases of securities
Available for sale	(1,059,130)	(1,416,413)	(2,267,953)
Held to maturity	(1,832,993)	(113,918)	(60,115)
Other	(3,098)	(42)	(278)
Net decrease (increase) in loans and leases	307,939	(499,500)	(51,457)
Purchases of premises and equipment	(40,632)	(13,073)	(17,955)
Sales of premises and equipment	1,110	1,813	—
Cash received for acquisition, net of cash paid	188,948	—	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	777,229	(715,055)	(353,317)
Financing Activities
Net increase in demand accounts	835,011	532,924	434,167
Net increase in savings and money market accounts	176,513	162,714	783,625
Net decrease in certificates and other time deposits	(514,103)	(367,822)	(1,054,189)
Net (decrease) increase in securities sold under agreements to repurchase	(367,995)	238,260	88,680
Proceeds from issuance of subordinated debt	249,930	—	—
Net decrease in wholesale borrowings	(655,603)	(66,579)	(122,545)
Net proceeds from issuance of preferred stock	96,550	—	—
Cash dividends - common	(96,222)	(69,459)	(69,255)
Cash dividends - preferred	(5,337)	—	—
Restricted stock activity	(9,521)	(2,389)	(2,295)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(290,777)	427,649	58,188
Increase (decrease) in cash and cash equivalents	659,808	(119,305)	(145,794)
Cash and cash equivalents at beginning of year	258,014	377,319	523,113
Cash and cash equivalents at end of year	$917,822	$258,014	$377,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common Stock issued in merger with Citizens	925,211	—	—
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	3,000	—	—
Cash paid during the year for:
Interest expense	$50,055	$40,252	$61,275
Federal income taxes	$27,662	$45,321	$29,115

See accompanying Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDARIES
(Dollars in thousands)

The Corporation is a diversified financial services company headquartered in Akron, Ohio with 404 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

(a) Principles of Consolidation

The Parent Company is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, the Bank. The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Risk Management, Inc., FMT, Inc, Citizens Funding Trust I and Citizens Michigan Statutory Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

Management must make certain estimates and assumptions that affect the amounts reported in the financial statements and related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

(c) Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with the Corporation's results from that date forward. Costs related to the acquisition are expensed as incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. The accounting policy for goodwill and intangible assets is summarized in this note under the heading "Goodwill and Other Intangible Assets". As discussed in Note 2 (Business Combinations), the Corporation completed the merger with Citizens, a Michigan corporation, during 2013.

(d) Variable Interest Entities

In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics is present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary is required to consolidate the VIE. The primary beneficiary is defined as the party that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

As a result of the merger with Citizens, the Corporation obtained variable interests in two active wholly owned trusts that were formed for the purpose of issuing securities. Each of the two active trusts issued separate offerings of trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.7 million in aggregate liquidation amounts outstanding, respectively, as of December 31, 2013. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, assumed by the Corporation. These junior subordinated deferrable interest debentures are the sole asset of each trust. The trust preferred securities held by these entities currently qualify as Tier 1 capital and are classified as long-term debt on the Consolidated Balance Sheet, with the associated interest expense recorded in long-term debt on the Consolidated Statement of Income. The expected losses and residual returns of these entities are absorbed by the trust preferred stock holders, and, therefore, these holders have a variable interest in the trusts. The Corporation is not exposed to loss because the investments in the trusts are not considered to be at risk, and consequently, the Corporation's investment in the trusts is not a variable interest, and the trusts are not consolidated in the Corporation's financial statements.

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks, interest bearing deposits in other banks and checks in the process of collection.

(f) Investment Securities

Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. These securities are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity using the effective yield method. This method produces a constant rate of return on the adjusted carrying amount.

Securities are classified as available-for-sale when the Corporation intends to hold the securities for an indefinite period of time but may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of income tax, reported as a separate component of other comprehensive income (loss) in shareholders' equity.

In certain situations, Management may elect to transfer certain debt securities from the available-for-sale to the held to maturity classification. In such cases, any unrealized gain or loss included in accumulated other comprehensive income (loss) at the time of transfer is amortized over the remaining life of the security as a yield adjustment such that only the remaining initial discount or premium from the purchase date is recognized in income.

Interest and dividends on securities, including the amortization of premiums and accretion of discount, are included in interest income. Realized gains or losses on the sales of available-for-sale securities are recorded on the trade date and determined using the specific identification method.

On at least a quarterly basis, Management evaluates securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. As part of the impairment evaluation, Management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in earnings and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized in earnings.

Other investments include FHLB and FRB stock. As a member of the FHLB system, the Bank is required to own a certain amount of stock based on the level of borrowings and other factors. The Bank is also a member of its regional FRB. Both FHLB and FRB stock are carried at cost and evaluated for impairment based on the ultimate recovery of par value. Cash and stock dividends received on the stock are reported as interest income in the Consolidated Statement of Income.

(g) Loans and Loan Income

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance for loan losses, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the simple-interest method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

(h) Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The election of the fair value option aligns the accounting for these loans with the related economic hedges. It also eliminates the requirements of hedge accounting under GAAP. Loan origination fees are recorded when earned and related direct loan origination costs are recognized when incurred. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income in the Consolidated Statement of Income.

A discussion of the valuation methodology applied to the Corporation's loans held for sale is described in Note 17 (Fair Value Measurement).

(i) Nonperforming Loans

Loans and leases on which payments are past due for 90 days are placed on nonaccrual, with the exception of certain commercial, credit card and mortgage loans and loans that are fully secured and in process of collection. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method.

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

Acquired nonimpaired loans are placed on nonaccrual and considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio. Acquired impaired loans are not classified as nonperforming assets as the loans are considered to be performing under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation's accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

(j) Allowance for Loan Losses

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

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation's credit-risk grading process, further analysis is performed to determine the probable loss, if any, and assign a specific allowance to the loan if needed. The allowance for loan losses relating to originated loans that have become impaired is based on either expected cash flows discounted at the loan's original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any FDIC Loss Sharing Agreements.

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

The Corporation also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities on the Consolidated Balance Sheet.

(k) Acquired Loans, Covered Loans and Related Loss Share Receivable

Acquired loans (nonimpaired and impaired) are initially measured at fair value as of the acquisition date. The fair value estimates for acquired loans are based on the estimate of expected cash flows, both principal and interest and prepayments, discounted at prevailing market interest rates. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30. Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. In determining the acquisition date fair value of acquired impaired loans, and in subsequent accounting, the Corporation generally aggregates impaired loans into pools of loans with common characteristics. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows. Expected cash flows at the acquisition date in excess of the fair value of the loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as nonaccrual or nonperforming as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded ALLL, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the ALLL, net of any expected reimbursement under FDIC Loss Share Agreements, to the extent applicable. Revolving loans, including lines of credit and credit cards loans, and leases are excluded from acquired impaired loan accounting.

For acquired nonimpaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the the loan's remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any FDIC Loss Share Agreements, to the extent applicable, exceeds the remaining fair value adjustment.

Loans acquired in FDIC assisted transactions and covered under FDIC Loss Share Agreements are referred to as covered loans. Covered loans are recorded at fair value at the date of acquisition exclusive of the FDIC Loss Share Agreements. No allowance for loan losses related to covered loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

An acquired or covered loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the period of resolution of a nonimpaired loan, any remaining unamortized fair value adjustment is recognized as interest income. In the period of resolution of an impaired loan accounted for on an individual basis, the difference between the carrying amount of the loan and the proceeds received is recognized as a gain or loss within noninterest income. The majority of impaired loans are accounted for within a pool of loans which results in any difference between the proceeds received and the loan carrying amount being deferred as part of the carrying amount of the pool. The accretable amount of the pool remains unaffected from the resolution until the subsequent quarterly cash flow re-estimation. Favorable results from removal of the resolved loan from the pool increase the future accretable yield of the pool, while unfavorable results are recorded as impairment in the quarter of the cash flow re-estimation. Acquired or covered impaired loans subject to modification are not removed from a pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

For further discussion of the Corporation's acquisitions and loan accounting, see Note 2 (Business Combinations), Note 4 (Loans), and Note 5 (Allowance for Loan and Lease Losses).

(l) Equipment Lease Financing

The Corporation leases equipment directly to customers. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. Declines in residual values determined to be other-than-temporary are recognized in earnings in the period such determinations are made.

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

MSRs are initially valued at fair value. Servicing assets and liabilities are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization is recorded in loan sales and servicing income in the Consolidated Statement of Income.

At each reporting period, MSRs are assessed for impairment based on fair value of those rights on a stratum-by-stratum basis. The Corporation stratifies its servicing rights portfolio into tranches based on loan type and interest rate, the predominant risk characteristics of the underlying loans. Any impairment is recognized through a valuation allowance for each impaired stratum through a charge to income. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

The Corporation also reviews MSRs for OTTI each quarter and recognizes a direct write-down when the recoverability of a recorded allowance for impairment is determined to be remote. Unlike an allowance for impairment, a direct write-down permanently reduces the unamortized cost of the MSR and the allowance for impairment.

MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, the fair value of MSRs is estimated using discounted cash flow modeling techniques which require Management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation's MSRs as well as a sensitivity analysis are presented in Note 7 (Mortgage Servicing Rights and Mortgage Servicing Activity).

The Corporation generally records loan administration fees for servicing loans for investors on the accrual basis of accounting. Servicing fees and late fees related to delinquent loan payments are also recorded on the accrual basis of accounting.

(n) Depreciation and Amortization

For financial reporting purposes, premises and equipment, are reported at cost less accumulated depreciation and amortization and principally depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for furniture and equipment range from three to 15 years, and depreciable buildings ranges from 10 to 35 years. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or the estimated useful lives of the assets of up to 15 years, whichever is shorter.

The Corporation purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods ranging from three to seven years.

(o) Goodwill and Other Intangible Assets

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

Goodwill is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation's reporting units for purposes of this testing are its major lines of business: Commercial, Retail, and Wealth. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value of each reporting unit based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's implied fair value of goodwill requires the Corporation to allocate fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill.

(p) Other Real Estate Owned

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

(q) Derivative Instruments and Hedging Activities

The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are recorded as either other assets or other liabilities at fair value. Credit risk associated with derivatives is reflected in the fair values recorded for those positions. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivatives that are not designated as hedging instruments, the gain or loss is recognized immediately in other operating income. A derivative that is designated and qualifies as a hedging instrument must be designated a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Corporation does not have any cash flow hedges or derivatives that hedge net investments in foreign operations.

Effectiveness measures the extent to which changes in the fair value of a derivative instrument offset changes in the fair value of the hedged item. If the relationship between the change in the fair value of the derivative instrument and the fair value of the hedged item falls within a range considered to be the industry norm, the hedge is considered highly-effective and qualifies for hedge accounting. A hedge is ineffective if the offsetting difference between the fair values falls outside the acceptable range.

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

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on any cash flow hedge is reported as a component of accumulated other comprehensive income (loss) and reclassified into other operating income in the same period or periods that the hedged transaction affects earnings. Any ineffective portion of the derivative gain or loss is recognized in other operating income during the current period.

The Corporation enters into commitments to originate mortgage loans whereby the interest rate on the prospective loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans.

(r) Income Taxes

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Corporation follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of enactment date.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires Management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary.

Additional information regarding income taxes is included in Note 12 (Income Taxes).

(s) Treasury Stock

Treasury stock is accounted for using the cost method in which reacquired shares reduce outstanding Common Stock and capital surplus. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the last-in, first-out basis.

(t) Per Share Data

Basic net income per common share is calculated using the two-class method to determine income attributable to common shareholders. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., nonvested restricted stock). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Net income attributable to Common Stock are then divided by the weighted-average number of Common Stock outstanding during the period.

Diluted net income per common share is calculated under the more dilutive of either the treasury method or two-class method. For the diluted calculation, the weighted-average number of shares of Common Stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of Common Stock that would be issued assuming the exercise of stock options and warrants using the treasury stock method. The treasury stock method assumes that the Corporation uses the proceeds from a hypothetical exercise of any options and warrants to repurchase Common Stock at the average market price during the period. These adjustments to the weighted-average number of shares of Common Stock outstanding are made only when such adjustments will dilute earnings per common share.

All earnings per share disclosures appearing in these financial statements, related notes and management's discussion and analysis, are computed assuming dilution unless otherwise indicated. The Corporation's earnings per share calculations are illustrated in Note 20 (Shareholders' Equity) under the heading "Earnings per Share."

(u) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(v) Share-Based Compensation

The Corporation's share-based compensation plans are described in detail in Note 14 (Share-Based Compensation). The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). Certain awards are contingent upon performance conditions, which affect the number of awards ultimately granted. The Corporation periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.

(w) Pension and Other Postretirement Plans

Pension and other postretirement costs are based on assumptions concerning future events that will affect the amount and timing of required benefit payments under the Corporation's plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic benefit cost includes service and interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of prior service cost and net actuarial gains or losses. The amortization of any prior service costs is determined using a straight line amortization of the cost over the average remaining lifetime of participants expected to receive benefits under the plans. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The overfunded or underfunded status of the plans is recorded as an asset or liability, respectively, in the Consolidated Balance Sheet, with changes in that status recognized through other comprehensive income. Additional information about pension and other postretirement plans is included in Note 13 (Benefit Plans).

(x) Revenue Recognition

The Corporation recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Corporation's principal source of revenue is interest income, which is recognized on an accrual basis primarily according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.

(y) Fair Value Measurement

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

(z) Reclassifications

Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.

(aa) Recently Adopted and Issued Accounting Standards

The following section discusses new accounting policies that were adopted by the Corporation during 2013 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements as referenced below.

FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 amends the guidance in ASC 310-40 by clarifying when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Additionally, the amendments require interim and annual disclosure of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for annual periods, and interim period within those annual periods, beginning after December 15, 2014. The amendments can either be adopted using a modified retrospective or a prospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. Prior to this ASU, a reporting entity that invests in a qualified affordable housing project could elect to account for their investments using the effective yield method, if certain conditions were met, or for those investments that were not accounted for using the effective yield method, it was required that they be accounted for either using the equity or cost method. The amendments in ASU 2014-01 do not change the existing accounting methods, but permit reporting entities to make an accounting policy election to account for their investments in qualified affordable projects using the proportional amortization method, if certain conditions are met. The amendments in ASU 2014-01 are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Corporation is in the process of analyzing its current accounting policy, but does not expect that a change to its current accounting policy will have a material impact on the Corporation's financial condition or results of operations.

FASB ASU 2013-11, Preparation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this ASU, U.S. GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires, with limited exception, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a DTA for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Since the Corporation does not currently have unrecognized tax benefits, this ASU will not have an effect on the Corporation's financial position or results of operations.

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

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amends the guidance on ASC 220-10 by requiring an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Corporation adopted this ASU effective January 1, 2013 and has incorporated this new disclosure information into Note 21 (Changes and Reclassifications Out of Accumulated Other Comprehensive Income).

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

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends the guidance in ASC 210, Balance Sheet, to require an entity to disclose information about offsetting and related arrangements to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which more narrowly defined the scope of financial instruments to only derivatives, repurchase and reverse purchase agreements, and securities borrowing and lending transactions. The Corporation adopted these ASUs as of January 1, 2013, and the adoption did not have a significant impact on the Corporation's consolidated financial statements. The newly required disclosures are incorporated into Note 18 (Derivatives and Hedging Activity).

2.     Business Combinations

The Corporation completed the merger with Citizens, a Michigan corporation with approximately $9.6 billion in assets and 219 branches, in the quarter ended June 30, 2013. All of Citizens' common shareholders received 1.37 shares of the Corporation's Common Stock in exchange for one share of Citizens' common stock, resulting in the Corporation issuing 55,468,283 shares of its Common Stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300 million of Citizens TARP Preferred plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023, and $100 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock.

The Citizens transaction was accounted for using the acquisition method of accounting and, as such, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. All acquired loans were also recorded at fair value. No allowance for loan losses was carried over and no allowance was created at Acquisition Date. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the Acquisition Date as additional information relative to closing date fair values become available.

The following table provides the preliminary purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are provisional based on third-party valuations that are currently under review.

Purchase Price:
FirstMerit shares of Common Stock issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643

Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment Securities	3,202,575
Loans	4,617,004
Premises and equipment	138,536
Intangible assets	84,774	[1]
Accrued interest receivable and other assets	680,020
Total assets	$9,267,289
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	77,843
Total liabilities	$8,263,421
Net identifiable assets acquired			1,003,868
Goodwill			$279,775

1 - Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful lives for which the core deposit intangible and the trust relationships are being amortized over are 15 years and 12 years, respectively.

The estimated fair values presented in the above table reflect additional information that the Corporation obtained during the year ended December 31, 2013, which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of loans decreased $7.3 million, the estimated fair value of premises and equipment decreased $0.2 million, the estimated fair value of other assets increased $1.1 million and the estimated fair value of other liabilities decreased $1.0 million as of the Acquisition Date from that originally reported as of June 30, 2013. The estimated net deferred tax asset increased $3.4 million as a result of these revised fair values. These revised fair value estimates resulted in a net increase to goodwill of $5.4 million to $279.8 million, which is recognized in the Consolidated Balance Sheet as of December 31, 2013.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Corporation's subsequent income tax filings. These carryovers were comprised of DTA of $313.0 million and DTL of $51.3 million for a net DTA carryover of $261.7 million. This net DTA includes $224.8 million of net operating loss and tax credit carryovers. The carryover of these tax attributes is subject to limitation as to the tax period in which they can be used to reduce future tax payments. The amounts recorded are expected to be substantially used by 2016, however, some will continue to carryover until 2032. These tax attribute benefits will also be subject to regulatory capital adjustments until fully utilized. An additional net DTA of $86.5 million was established on the Acquisition Date as a result of the purchase accounting fair value adjustments resulting in a total net DTA on the Acquisition Date of $348.2 million.

The following table summarizes the provisional fair value of both acquired impaired and nonimpaired loans by product type as of the Acquisition Date.

	Acquired Impaired Loans	Acquired Nonimpaired Loans	Acquired Loans Total
Commercial
C&I	$93,735	$1,660,199	$1,753,934
CRE	378,569	359,066	737,635
Construction	13,399	17,135	30,534
Total commercial	485,703	2,036,400	2,522,103
Consumer
Residential mortgages	232,291	278,404	510,695
Installment	54,108	1,165,235	1,219,343
Home equity lines	47,613	317,250	364,863
Total consumer	334,012	1,760,889	2,094,901
Total	$819,715	$3,797,289	$4,617,004

The determination of estimated fair values of the acquired loans required the Corporation to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (acquired impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (acquired nonimpaired). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value. Acquired loans were segregated into pools based on characteristics such as loan type, credit risk profiles, contractual interest rate and repayment terms and market area in which originated. Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Citizens' historical experience and the portfolio characteristics at Acquisition Date as well as available market research. The fair value estimates for acquired loans was based on the amount and timing of expected principal, interest and other cash flows, included expected prepayments, discounted at prevailing market interest rates.

For acquired nonimpaired loans, the difference between the Acquisition Date fair value and the contractual amounts due at the Acquisition Date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the the loan's remaining life using the level yield method. Acquired nonimpaired loans are reported net of the unamortized fair value adjustment in the Consolidated Balance Sheet. The fair value adjustment for acquired nonimpaired loans as of the Acquisition Date is presented in the following table.

Acquired Nonimpaired Loans
Outstanding balance	$4,017,304
Less: Fair value adjustment	220,015
Fair value of acquired nonimpaired loans	$3,797,289

The table below details contractually required payments, cash flows not expected to be collected and cash flows expected to be collected on acquired nonimpaired loans as of the Acquisition Date.

Acquired Nonimpaired Loans
Contractually required payments including interest (a)	$4,955,180
Less: Contractual cash flows not expected to be collected	680,664
Cash flows expected to be collected	$4,274,516

(a) - Total undiscounted amounts of all uncollected contractual principal and interest, including any fees and penalties, both past due and scheduled for the future, assuming no loss or prepayment.

    For acquired impaired loans, the excess of cash flows expected over the estimated fair value at the Acquisition Date represents the accretable yield and is recognized as interest income using a level yield method over the remaining life of the pooled impaired loans. Each pool of acquired impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Acquired impaired loans in pools with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.

Total outstanding acquired impaired loans as of the Acquisition Date were $1.1 billion. A reconciliation of the contractual required payments to the fair value of the acquired impaired loans at the Acquisition Date is as follows:

Acquired Impaired Loans
Contractually required payments including interest (a)	$1,231,172
Nonaccretable difference (b)	(279,899)
Cash flows expected to be collected (c)	951,273
Accretable yield (d)	(131,558)
Fair value of loans acquired	$819,715

(a) - Total undiscounted amounts of all uncollected contractual principal and interest, including any fees and penalties, both past due and scheduled for the future, assuming no loss or prepayment.
(b) - The nonaccretable difference represents, as of the Acquisition Date, the amount of contractually required payments, including interest, that are not expected to be collected based on estimated credit losses and other factors, such as prepayments.
(c) - Represents the estimate, at Acquisition Date, of the amount and timing of undiscounted principal, interest, and other cash flows expected to be collected. This estimate includes the effect of anticipated prepayments.
(d) - The accretable yield represents the excess of cash flows expected at Acquisition Date over the estimated fair value and is recognized as interest income over the remaining life of the loan using the level yield method.

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

As part of the merger, the Corporation assumed Citizens' FHLB advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the acquired Citizens' balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of $652.5 million, which approximated the fair value. The fair value of the two retained FHLB advances totaled $66.8 million and mature on May 16, 2016. FHLB advances are reflected in the line item "Federal funds purchased and securities sold under agreements to repurchase" on the Consolidated Balance Sheet.

The Corporation also assumed obligations under junior subordinated debentures at fair value in the amount of $74.5 million, payable to two unconsolidated trusts that issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. The variable interest rate junior subordinated debenture has a maturity date of June 26, 2033 and bears interest at an annual rate equal to the three-month LIBOR plus 3.10% and adjusts on a quarterly basis not to exceed 11.75%. The junior subordinated debenture is an unsecured obligation of the Corporation and is junior in right of payment to all future senior indebtedness of the Corporation. The Corporation has guaranteed that interest payments on the junior subordinated debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital, however, a final rule on Basel III, which becomes effective in January 2014, phases out trust preferred securities from qualifying as Tier 1 Capital beginning January 1, 2015 with complete elimination by January 1, 2016. The fixed 7.50% interest rate junior subordinated debenture has a maturity date of September 15, 2066 and is listed on the NYSE (NYSE symbol CTZ-PA). Interest is payable quarterly in arrears and became callable on September 15, 2011.

The Corporation also assumed long-term repurchase agreements with a fair value amount of $115.0 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, all of these these long-term repurchase agreements were terminated.

The operating results of the Corporation for the year ended December 31, 2013 include the operating results of the acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of the Wisconsin and Michigan geographic area, which primarily includes the acquired operations of Citizens, provided approximately $222.7 million in interest income, and approximately $106.4 million in net income for the period from the Acquisition Date to December 31, 2013. These amounts are included in the Corporation's consolidated financial statements for the year ended December 31, 2013. Citizens' results of operations prior to the Acquisition Date are not included in the Corporation's Consolidated Statement of Income.

Merger-related charges of $75.1 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2013. These costs were primarily composed of severance and retention employee benefits of $21.6 million, professional services of $20.2 million and $23.6 million in fees for early termination of existing agreements assumed from the merger (reported within bankcard, loan processing and other costs in the accompanying Consolidated Statement of Income). Core operating systems were converted as of October 20, 2013.

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2013 and 2012, as if the acquisition had occurred January 1 of each year. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan marks, which makes up the vast majority of the adjustments, followed by intangible assets amortization, investment securities amortization, fixed assets depreciation and deposit accretion. In addition, the $75.1 million in year to date merger-related expenses previously discussed are included in each period presented. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	(Unaudited)
	Year Ended December 31,
	2013	2012
Total revenue, net of interest expense	$1,096,960	$1,254,594
Net income	196,744	609,259

Note: 2012 net income includes approximately $276.8 million of tax benefits as a result of Citizens reversal of its valuation allowance on its DTA.

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

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$258,787	$7,376	$(3,796)	$262,367
Residential mortgage-backed securities:
U.S. government agencies	962,687	21,662	(14,427)	969,922
Commercial mortgage-backed securities:
U.S. government agencies	72,048	7	(2,488)	69,567
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,262	4,199	(52,068)	1,518,393
Nonagency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	104,152	273	(2,157)	102,268
Asset-backed securities:
Collateralized loan obligations	297,259	760	(4,332)	293,687
Corporate debt securities	61,596	—	(10,952)	50,644
Total debt securities	3,322,800	34,277	(90,220)	3,266,857
Equity Securities
Marketable equity securities	3,036	—	—	3,036
Nonmarketable equity securities	3,281	—	—	3,281
Total equity securities	6,317	—	—	6,317
Total securities available for sale	$3,329,117	$34,277	$(90,220)	$3,273,174
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$4	$—	$5,004
U.S. government agency debentures	25,000	—	(1,348)	23,652
U.S. states and political subdivisions	480,703	5,335	(10,459)	475,579
Residential mortgage-backed securities:
U.S. government agencies	569,960	1,108	(11,617)	559,451
Commercial mortgage-backed securities:
U.S. government agencies	56,596	—	(1,190)	55,406
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,464,732	—	(81,818)	1,382,914
Commercial collateralized mortgage-backed securities:
U.S. government agencies	240,069	6	(11,052)	229,023
Corporate debt securities	93,628	308	(725)	93,211
Total securities held to maturity	$2,935,688	$6,761	$(118,209)	$2,824,240

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$253,198	$15,235	$(229)	$268,204
Residential mortgage-backed securities:
U.S. government agencies	1,058,005	49,058	—	1,107,063
Commercial mortgage-backed securities:
U.S. government agencies	52,014	428	(406)	52,036
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,311,501	18,180	(260)	1,329,421
Nonagency	11	—	—	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	109,260	2,221	(138)	111,343
Corporate debt securities	61,541	—	(11,889)	49,652
Total debt securities	2,845,530	85,122	(12,922)	2,917,730
Marketable equity securities	3,241	—	—	3,241
Total securities available for sale	$2,848,771	$85,122	$(12,922)	$2,920,971
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$270,005	$5,126	$(70)	$275,061
Commercial mortgage-backed securities:				—
U.S. government agencies	33,165	812	—	33,977
Residential collateralized mortgage-backed securities:				—
U.S. government agencies	123,563	533	(16)	124,080
Commercial collateralized mortgage-backed securities:				—
U.S. government agencies	98,924	772	—	99,696
Corporate debt securities	96,464	1,521	—	97,985
Total securities held to maturity	$622,121	$8,764	$(86)	$630,799

The Corporation's U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. Additionally, the aggregate fair value of the Corporation's general obligation bonds was greater than $10 million in 12 of the 38 U.S. states in which it holds investments. The amortized cost and fair value of the Corporation's portfolio of general obligation bonds are summarized by U.S. state in the tables below.

	December 31, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	154	1,041	159,674	160,265
Michigan	166	744	122,198	123,571
Illinois	75	1,314	96,863	98,521
Texas	69	771	54,295	53,204
Wisconsin	87	645	54,921	56,152
Pennsylvania	51	891	48,319	45,451
Minnesota	45	663	29,840	29,816
Washington	30	930	28,393	27,906
New Jersey	38	722	27,101	27,440
Missouri	20	969	19,253	19,382
New York	22	585	13,064	12,878
California	18	599	10,651	10,788
Other	115	631	74,918	72,572
Total general obligation bonds	890	$829	$739,490	$737,946

	December 31, 2012
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	127	$1,167	$144,789	$148,264
Illinois	42	1,366	55,207	57,365
Pennsylvania	55	970	51,932	53,348
Texas	53	931	47,613	49,326
Wisconsin	28	1,096	28,572	30,687
Minnesota	40	719	27,348	28,756
New Jersey	33	856	26,541	28,232
Michigan	22	1,233	26,104	27,130
Washington	22	907	18,976	19,958
Missouri	10	1,482	13,809	14,815
New York	18	639	11,027	11,507
California	11	930	9,734	10,231
Other	85	742	61,551	63,646
Total general obligation bonds	546	$994	$523,203	$543,265

The Corporation owns one revenue bond with an estimated fair value of $0.6 million and an amortized cost of $0.5 million as of December 31, 2013. This bond was purchased in 1999, prior to the Corporation adopting an internal investment policy prohibiting purchases of revenue bonds. The revenue bond's maturity has been pre-refunded with U.S. treasuries. Pre-refunded municipal bonds are those that are backed by an escrow account and invested in U.S. Treasuries which is used to pay bondholders at maturity. Thus the revenue bond carries the credit risk of the U.S. Treasury.

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

The Corporation's evaluation of its municipal bond portfolio at December 31, 2013 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitute the majority of other investments on the Consolidated Balance Sheet.

	December 31,
	2013	2012
FRB stock	$55,294	$21,045
FHLB stock	125,032	119,145
Other	477	527
Total other investments	$180,803	$140,717

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.2 billion and $1.6 billion at December 31, 2013 and 2012, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Years Ended December 31,
	2013	2012	2011
Realized gains	$3,786	$3,786	$11,251
Realized losses	(6,589)	—	(170)
Net securities (losses)/gains	$(2,803)	$3,786	$11,081

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt Securities
U.S. states and political subdivisions	$38,039	$(1,996)	65	$14,157	$(1,800)	25	$52,196	$(3,796)
Residential mortgage-backed securities:
U.S. government agencies	434,761	(13,109)	35	14,890	(1,318)	2	449,651	(14,427)
Commercial mortgage-backed securities:
U.S. government agencies	33,387	(1,491)	5	16,944	(997)	2	50,331	(2,488)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,135,151	(44,775)	74	100,530	(7,293)	7	1,235,681	(52,068)
Nonagency	—	—	—	1	—	1	1	—
Commercial collateralized mortgage-backed securities:
U.S. Government agencies	43,747	(2,055)	6	2,525	(102)	1	46,272	(2,157)
Collateralized loan obligations:
Nonagency	223,458	(4,332)	33	—	—	—	223,458	(4,332)
Corporate debt securities	—	—	—	50,644	(10,952)	8	50,644	(10,952)
Total available-for-sale securities	$1,908,543	$(67,758)	218	$199,691	$(22,462)	46	$2,108,234	$(90,220)
Securities held-to-maturity
Debt Securities
U.S. government agency debentures	$23,652	$(1,348)	1	$—	$—	—	$23,652	$(1,348)
U.S. states and political subdivisions	222,154	(10,276)	353	2,478	(183)	6	224,632	(10,459)
Residential mortgage-backed securities:
U.S. government agencies	422,192	(11,617)	22	—	—	—	422,192	(11,617)
Commercial mortgage-backed securities:
U.S. government agencies	48,831	(1,190)	8	—	—	—	48,831	(1,190)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,402,172	(82,558)	67	—	—	—	1,402,172	(82,558)
Nonagency	—	—	—	—	—	—	—	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	189,606	(10,312)	18	—	—	—	189,606	(10,312)
Collateralized loan obligations:
Nonagency	—	—	—	—	—	—	—	—
Corporate debt securities	64,541	(725)	23	—	—	—	64,541	(725)
Total held-to-maturity securities	$2,373,148	$(118,026)	492	$2,478	$(183)	6	$2,375,626	$(118,209)

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$14,110	$(229)	24	$—	$—	—	$14,110	$(229)
Residential mortgage-backed securities:
U.S. government agencies	14	—	1	13	—	1	27	—
Commercial mortgage-backed securities:
U.S. government agencies	31,237	(406)	3	—	—	—	31,237	(406)
Residential collateralized mortgage-backed securities:
U.S. government agencies	133,008	(258)	9	389	(2)	1	133,397	(260)
Nonagency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	35,316	(138)	4	—	—	—	35,316	(138)
Corporate debt securities	—	—	—	49,652	(11,889)	8	49,652	(11,889)
Total available-for-sale securities	$213,685	$(1,031)	41	$50,056	$(11,891)	11	$263,741	$(12,922)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$6,543	$(70)	12	$—	$—	—	$6,543	$(70)
Residential collateralized mortgage-backed securities:
U.S. government agencies	17,413	(16)	1	—	—	—	17,413	(16)
Total held-to-maturity securities	$23,956	$(86)	13	$—	$—	—	$23,956	$(86)

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

The investment securities portfolio was in a net unrealized loss position of $55.9 million at December 31, 2013, compared to a net unrealized gain position of $72.2 million at December 31, 2012. Gross unrealized losses were $90.2 million as of December 31, 2013, compared to $12.9 million at December 31, 2012. As of December 31, 2013, gross unrealized losses are concentrated within agency MBS and corporate debt securities. The fair values of the agency MBSs have been impacted by the rising interest rate environment throughout 2013 relative to when they were purchased. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

The Corporation also holds $223.5 million of CLOs with a gross unrealized loss position of $4.3 million as of December 31, 2013. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations, and, therefore, expect to be able to hold these investments until their stated maturities with no restriction.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2013. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$11,901	$1,555	$16,944	$4,830	$—	$—	$24,551	$—	$59,781	3.10%
Over one year through five years	—	—	53,498	768,747	19,237	1,245,303	9	79,688	39,839	—	2,206,321	2.24%
Over five years through ten years	—	—	166,913	199,620	33,386	268,260	—	22,580	208,319	—	899,078	2.85%
Over ten years	—	—	30,055	—	—	—	—	—	20,978	50,644	101,677	2.26%
Fair Value	$—	$—	$262,367	$969,922	$69,567	$1,518,393	$9	$102,268	$293,687	$50,644	$3,266,857	2.42%
Amortized Cost	$—	$—	$258,787	$962,687	$72,048	$1,566,262	$9	$104,152	$297,259	$61,596	$3,322,800
Weighted-Average Yield	—%	—%	5.10%	2.75%	2.09%	1.86%	3.65%	1.65%	2.66%	0.96%	2.42%
Weighted-Average Maturity	—	—	6.95	4.21	3.99	4.22	1.81	4.40	6.21	13.81	4.79
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$75,261	$—	$—	$—	$—	$—	$—	$—	$75,261	1.50%
Over one year through five years	—	5,004	45,746	351,715	15,007	1,105,292	—	115,870	—	93,211	1,731,845	1.78%
Over five years through ten years	23,652	—	180,337	207,736	40,399	277,622	—	113,153	—	—	842,899	2.38%
Over ten years	—	—	174,235	—	—	—	—	—	—	—	174,235	5.40%
Fair Value	$23,652	$5,004	$475,579	$559,451	$55,406	$1,382,914	$—	$229,023	$—	$93,211	$2,824,240	2.17%
Amortized Cost	$25,000	$5,000	$480,703	$569,960	$56,596	$1,464,732	$—	$240,069	$—	$93,628	$2,935,688
Weighted-Average Yield	1.43%	0.26%	4.72%	2.12%	1.79%	1.56%	—%	2.27%	—%	2.22%	2.17%
Weighted-Average Maturity	5.83	1.08	10.96	5.31	5.65	4.59	—	5.23	—	4.04	5.50

4.    Loans

Loans outstanding as of December 31, 2013 and 2012, net of unearned income, consisted of the following:

	December 31, 2013	December 31, 2012
Originated loans (a):
Commercial	$6,648,279	$5,866,489
Residential mortgage	529,253	445,211
Installment	1,727,925	1,328,258
Home equity	920,066	806,078
Credit cards	148,313	146,387
Leases	239,551	139,236
Total originated loans (a)	10,213,387	8,731,659
Allowance for originated loan losses	(96,484)	(98,942)
Net originated loans	$10,116,903	$8,632,717
Acquired loans:
Commercial	$1,725,970	$—
Residential mortgage	470,652	—
Installment	1,004,569	—
Home equity	294,424	—
Total acquired loans	3,495,615	—
Allowance for acquired loan losses	(741)	—
Net acquired loans	$3,494,874	$—
Covered loans:
Commercial	375,860	718,437
Residential mortgage	50,679	61,540
Installment	6,162	8,189
Home equity	97,442	117,225
Loss share receivable	61,827	113,734
Total covered loans	591,970	1,019,125
Allowance for covered loan losses	(44,027)	(43,255)
Net covered loans	$547,943	$975,870
Total loans:
Commercial	$8,750,109	$6,584,926
Residential mortgage	1,050,584	506,751
Installment	2,738,656	1,336,447
Home equity	1,311,932	923,303
Credit cards	148,313	146,387
Leases	239,551	139,236
Loss share receivable	61,827	113,734
Total loans	14,300,972	9,750,784
Total allowance for loan losses	(141,252)	(142,197)
Total Net loans	$14,159,720	$9,608,587

(a) Includes acquired FirstBank loans of $49.2 million and $54.2 million as of December 31, 2013 and 2012, respectively.

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Aggregate amount at beginning of year	$16,578	$15,629	$15,723
New loans	11,507	3,500	2,458
Repayments	(4,374)	(2,739)	(2,552)
Changes in directors and their affiliations	825	188	—
Aggregate amount at end of year	$24,536	$16,578	$15,629

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the ALLL, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the Consolidated Balance Sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $6.6 million and $6.5 million at December 31, 2013 and 2012, respectively.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition (See Note 2 (Business Combinations) for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related ALLL. The acquired loans were segregated as of the Acquisition Date between those considered to be performing (acquired nonimpaired loans) and those with evidence of credit deterioration (acquired impaired loans). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting.

Total outstanding acquired impaired loans as of December 31, 2013 were $817.6 million. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the year end December 31, 2013:

	Year Ended
	December 31, 2013
Acquired Impaired Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$—	$—
Additions due to Citizens acquisition on April 12, 2013	131,558	819,715
Accretion	(27,144)	27,144
Net reclassifications from nonaccretable to accretable	46,361	—
Payments received, net	—	(245,859)
Disposals	(14,129)	—
Balance at end of period	$136,646	$601,000

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

Changes in the loss share receivable associated with covered loans for the years ended December 31, 2013 and 2012, respectively, were as follows:

	Year Ended
Loss Share Receivable	December 31, 2013	December 31, 2012
Balance at beginning of period	$113,734	$205,664
Amortization	(24,307)	(34,903)
Increase due to impairment on covered loans	10,790	14,728
FDIC reimbursement	(27,234)	(58,099)
Covered loans paid in full	(11,156)	(13,656)
Balance at end of period	$61,827	$113,734

Total outstanding covered impaired loans were $756.1 million and $1.2 billion as of December 31, 2013 and 2012, respectively. Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
Covered Impaired Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$113,288	$762,386	$176,736	$1,128,978
Accretion	(64,528)	64,528	(96,748)	96,748
Net reclassifications from nonaccretable to accretable	34,965	—	38,177	—
Payments received, net	—	(423,222)	—	(463,340)
Disposals	(16,442)	—	(4,877)	—
Balance at end of period	$67,283	$403,692	$113,288	$762,386

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

Generally loans, except for certain commercial, credit card and mortgage loans, and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management's opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. Acquired and covered impaired loans are considered to be accruing and performing even though collection of contractual payments may be in doubt because income continues to be accreted on the loan pool as long as expected cash flows are reasonably estimable.

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

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of December 31, 2013
Originated Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$8,941	$994	$10,622	$20,557	$4,119,010	$4,139,567	$151	$11,323
CRE	4,507	2,400	9,688	16,595	2,153,192	2,169,787	460	14,229
Construction	351	21	66	438	338,487	338,925	—	122
Leases	902	—	—	902	238,649	239,551	—	—
Consumer
Installment	15,433	4,050	4,462	23,945	1,703,980	1,727,925	3,735	3,681
Home equity lines	1,864	918	965	3,747	916,319	920,066	418	1,819
Credit cards	729	471	735	1,935	146,378	148,313	404	558
Residential mortgages	19,858	2,072	9,350	31,280	497,973	529,253	6,008	10,471
Total	$52,585	$10,926	$35,888	$99,399	$10,113,988	$10,213,387	$11,176	$42,203
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$1,295	$862	$3,744	$5,901	$788,178	$794,079	$40	$795
CRE	5,603	5,281	26,366	37,250	881,395	918,645	403	651
Construction	2,675	—	—	2,675	10,571	13,246	—	—
Consumer
Installment	14,528	4,076	3,354	21,958	982,611	1,004,569	2,263	679
Home equity lines	4,774	1,933	3,606	10,313	284,111	294,424	1,039	1,300
Residential Mortgages	3,918	1,426	8,063	13,407	457,245	470,652	403	582
Total	$32,793	$13,578	$45,133	$91,504	$3,404,111	$3,495,615	$4,148	$4,007
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$836	$1,489	$12,957	$15,282	$60,955	$76,237
CRE	2,855	3,443	103,077	109,375	164,219	273,594
Construction	2,191	1,917	20,388	24,496	1,533	26,029
Consumer
Installment	33	—	—	33	6,130	6,163
Home equity lines	544	1,467	1,651	3,662	93,780	97,442
Residential mortgages	7,463	1,565	5,165	14,193	36,485	50,678
Total	$13,922	$9,881	$143,238	$167,041	$363,102	$530,143

(a) Installment loans 90 days or more past due and accruing include $2.1 million of loans guaranteed by the U.S. government as of December 31, 2013.
(b) Excludes loss share receivable of $61.8 million as of December 31, 2013.
(c) Acquired impaired loans were not classified as nonperforming assets at December 31, 2013 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of December 31, 2013
Originated Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$34,909	$241	$—	$9,271
Grade 2	108,709	3,730	—	2,900
Grade 3	802,624	315,150	25,632	54,446
Grade 4	3,133,177	1,759,201	306,795	167,022
Grade 5	30,116	46,483	267	5,750
Grade 6	30,032	44,982	6,231	162
Grade 7	—	—	—	—
Total	$4,139,567	$2,169,787	$338,925	$239,551
Acquired Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,741	703	—	—
Grade 3	79,634	29,224	—	—
Grade 4	643,495	722,307	13,246	—
Grade 5	46,807	93,499	—	—
Grade 6	22,402	72,912	—	—
Grade 7	—	—	—	—
Total	$794,079	$918,645	$13,246	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	968	—	—	—
Grade 3	—	—	—	—
Grade 4	41,115	113,863	601	—
Grade 5	427	6,219	—	—
Grade 6	31,621	153,318	23,208	—
Grade 7	2,106	194	2,220	—
Total	$76,237	$273,594	$26,029	$—

As of December 31, 2012
Originated Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$42,211	$—	$—	$13,119
Grade 2	114,480	3,138	—	179
Grade 3	661,692	254,749	17,652	20,042
Grade 4	2,408,669	1,845,686	311,271	104,037
Grade 5	44,969	53,675	3,057	1,561
Grade 6	34,505	67,168	3,567	298
Grade 7	—	—	—	—
Total	$3,306,526	$2,224,416	$335,547	$139,236
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,526	—	—	—
Grade 3	—	—	—	—
Grade 4	73,480	214,987	476	—
Grade 5	3,215	30,708	1,331	—
Grade 6	47,468	292,158	45,838	—
Grade 7	2,820	1,742	2,688	—
Total	$128,509	$539,595	$50,333	$—

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

Allowance for Originated Loan Losses

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

The following tables show activity in the originated ALLL, by portfolio segment for the years ended December 31, 2013 and 2012, as well as the corresponding recorded investment in originated loans at the end of the period:

As of December 31, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(5,840)	(1,281)	(516)	(1,237)	(16,683)	(7,172)	(5,541)	(1,903)	(40,173)
Recoveries	7,981	524	507	100	10,519	2,979	1,841	230	24,681
Provision for loan losses	4,631	(7,104)	(1,002)	1,579	6,945	3,369	4,056	560	13,034
Allowance for originated loan losses, ending balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,235	$229	$—	$—	$1,014	$223	$312	$1,133	$6,146
Collectively evaluated for impairment	39,746	12,036	2,810	1,081	10,921	12,677	7,428	3,639	90,338
Total ending allowance for originated loan losses balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Originated loans:
Originated loans individually evaluated for impairment	$8,053	$20,616	$906	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Originated loans collectively evaluated for impairment	4,131,514	2,149,171	338,019	239,551	1,700,640	913,340	147,201	506,187	10,125,623
Total ending originated loan balance	$4,139,567	$2,169,787	$338,925	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387

As of December 31, 2012
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(22,639)	(5,312)	(697)	(144)	(18,029)	(8,949)	(6,171)	(3,964)	(65,905)
Recoveries	4,266	911	449	38	11,694	3,441	2,138	235	23,172
Provision for loan losses	22,219	(7,330)	(1,104)	404	(492)	12,466	4,048	3,765	33,976
Allowance for originated loan losses, ending balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$577	$913	$105	$—	$1,526	$34	$127	$1,722	$5,004
Collectively evaluated for impairment	35,632	19,213	3,716	639	9,628	13,690	7,257	4,163	93,938
Total ending allowance for originated loan losses balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Originated loans:
Originated loans individually evaluated for impairment	$6,187	$24,007	$3,405	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Originated loans collectively evaluated for impairment	3,300,339	2,200,409	332,142	139,236	1,297,388	799,797	144,775	421,202	8,635,288
Total ending originated loan balance	$3,306,526	$2,224,416	$335,547	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659

Allowance for Acquired Loan Losses

In accordance with the acquisition method of accounting, the Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALLL was eliminated. An ALLL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. Charge-offs and actual losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan. During the year ended December 31, 2013, provision, equal to net charge-offs, of $6.8 million was recorded on acquired nonimpaired loans. These charge-off loans were mainly consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due. As of December 31, 2013, the fair value discount on acquired nonimpaired loans was greater than the required ALLL, therefore, no allowance for acquired nonimpaired loan losses was recorded.

The ALLL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the ALLL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. See Note 4 (Loans) for further information on changes in accretable yield in the current period.
The following table presents activity in the allowance for acquired impaired loan losses for the year ended December 31, 2013:

Year Ended December 31,
Allowance for Acquired Impaired Loan Losses	2013
Balance at beginning of the period	$—
Charge-offs	—
Recoveries	—
Provision for loan losses	741
Balance at end of the period	$741

During the year ended December 31, 2013, provision for acquired impaired loan losses of $0.7 million was recognized resulting in an allowance for acquired impaired loan losses of $0.7 million as of December 31, 2013.

Allowance for Covered Loan Losses

The ALLL for covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of December 31, 2013, the fair value discount on covered nonimpaired loans was greater than the required ALLL, therefore, no allowance for covered nonimpaired loan losses was recorded.

The following table presents activity in the allowance for covered impaired loan losses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Allowance for Covered Impaired Loan Losses	2013	2012
Balance at beginning of the period	$43,255	$36,417
Provision for loan losses before benefit attributable to FDIC loss share agreements	23,892	35,450
Benefit attributable to FDIC loss share agreements	(10,790)	(14,728)
Net provision for loan losses	13,102	20,722
Increase in loss share receivable	10,790	14,728
Loans charged-off	(23,120)	(28,612)
Balance at end of the period	$44,027	$43,255

During the year ended December 31, 2013, provision for covered impaired loan losses of $23.9 million and an offsetting increase of $10.8 million in the loss share receivable resulted in the recognition of a net provision for loan losses of $13.1 million. This net provision compares to $20.7 million in the year ended December 31, 2012 and $20.4 million in the year ended December 31, 2011.

Credit Quality

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement.

Loan impairment is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as a TDR, regardless of nonperforming status. Acquired and covered impaired loans are not considered or reported as impaired loans. Nonimpaired acquired loans that are subsequently placed on nonaccrual status are reported as impaired loans and included in the tables below. Acquired loans restructured after acquisition are not considered or reported as TDRs if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

The following tables provide further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

As of December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,503	$6,679	$—	$7,256
CRE	17,871	23,709	—	18,639
Construction	906	1,179	—	1,035
Consumer
Installment	2,813	3,978	—	3,338
Home equity line	1,018	1,347	—	1,079
Credit card	49	49	—	91
Residential mortgages	10,250	12,778	—	10,258
Subtotal	35,410	49,719	—	41,696
Impaired loans with a related allowance
Commercial
C&I	5,551	7,428	3,235	5,009
CRE	2,744	2,870	229	2,836
Construction	—	—	—	—
Consumer
Installment	24,472	24,558	1,014	24,985
Home equity line	5,707	5,707	223	5,874
Credit card	1,064	1,064	312	1,238
Residential mortgages	12,816	12,898	1,133	12,064
Subtotal	52,354	54,525	6,146	52,006
Total impaired loans	$87,764	$104,244	$6,146	$93,702

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

As of December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$3,098	$14,473	$—	$12,533
CRE	19,664	26,402	—	23,911
Construction	2,684	3,306	—	3,861
Consumer
Installment	2,527	3,947	—	4,251
Home equity line	642	849	—	860
Credit card	467	467	—	568
Residential mortgages	9,578	12,142	—	10,645
Subtotal	38,660	61,586	—	56,629
Impaired loans with a related allowance
Commercial
C&I	3,089	4,943	577	4,231
CRE	4,343	4,927	913	3,834
Construction	721	721	105	730
Consumer
Installment	28,343	28,706	1,526	29,583
Home equity line	5,639	5,639	34	5,924
Credit card	1,145	1,145	127	1,311
Residential mortgages	14,431	14,520	1,722	14,537
Subtotal	57,711	60,601	5,004	60,150
Total impaired loans	$96,371	$122,187	$5,004	$116,779

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

Troubled Debt Restructurings

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered; however, forgiveness of principal is rarely granted. Concessionary modifications are classified as TDRs unless the modification is short-term, typically less than 90 days. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date. Acquired loans restructured after acquisition are not considered or reported as TDRs if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools.

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

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of December 31, 2013 and 2012.

	As of December 31, 2013
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	35	$4,449	$7,660
CRE	52	15,932	20,569
Construction	30	905	1,179
Total originated commercial	117	21,286	29,408
Consumer
Installment	1,553	27,285	28,536
Home equity lines	231	6,725	7,054
Credit card	307	1,113	1,113
Residential mortgages	301	23,067	25,676
Total originated consumer	2,392	58,190	62,379
Total originated loans	2,509	$79,476	$91,787
Acquired Loans
Commercial
C&I	1	6	5
CRE	1	1,730	1,730
Total acquired commercial	2	1,736	1,735
Consumer
Installment	12	505	542
Home equity lines	8	245	270
Residential mortgages	7	431	502
Total acquired consumer	27	1,181	1,314
Total acquired loans	29	2,917	3,049
Covered loans
Commercial
C&I	4	$1,104	$2,331
CRE	24	39,995	57,008
Construction	10	4,144	24,547
Total covered commercial	38	45,243	83,886
Consumer
Home equity lines	47	5,401	5,421
Residential mortgages	1	$150	$150
Total covered consumer	48	5,551	5,571
Total covered loans	86	$50,794	$89,457
Total loans
Commercial
C&I	40	$5,559	$9,996
CRE	77	57,657	79,307
Construction	40	5,049	25,726
Total commercial	157	68,265	115,029
Consumer
Installment	1,565	27,790	29,078
Home equity lines	286	12,371	12,745
Credit card	307	1,113	1,113
Residential mortgages	309	23,648	26,328
Total consumer	2,467	64,922	69,264
Total loans	2,624	$133,187	$184,293

Note 1: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

	As of December 31, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	24	$2,617	$8,044
CRE	40	16,305	20,701
Construction	28	2,955	3,419
Total originated commercial	92	21,877	32,164
Consumer
Installment	1,769	30,870	32,653
Home equity lines	226	6,281	6,488
Credit card	389	1,612	1,612
Residential mortgages	298	24,009	26,662
Total originated consumer	2,682	62,772	67,415
Total originated loans	2,774	$84,649	$99,579
Covered loans
Commercial
C&I	3	$1,763	$1,998
CRE	20	50,272	57,483
Construction	10	8,171	37,547
Total covered commercial	33	60,206	97,028
Consumer
Home equity lines	35	5,632	5,666
Total covered loans	68	$65,838	$102,694
Total loans
Commercial
C&I	27	$4,380	$10,042
CRE	60	66,577	78,184
Construction	38	11,126	40,966
Total commercial	125	82,083	129,192
Consumer
Installment	1,769	30,870	32,653
Home equity lines	261	11,913	12,154
Credit card	389	1,612	1,612
Residential mortgages	298	24,009	26,662
Total consumer	2,717	68,404	73,081
Total loans	2,842	$150,487	$202,273

Note 1: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2013 and 2012 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the years ended December 31, 2013 and 2012 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the years ended December 31, 2013 and 2012 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At December 31, 2013, the

Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of December 31, 2013 and 2012, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of December 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,438	$879	$2,317	$177	$1,955	$2,132	$4,449	$665
CRE	10,442	382	10,824	1,208	3,900	5,108	15,932	32
Construction	848	—	848	—	57	57	905	—
Total originated commercial	12,728	1,261	13,989	1,385	5,912	7,297	21,286	697
Consumer
Installment	23,342	1,238	24,580	2,483	222	2,705	27,285	540
Home equity lines	5,313	194	5,507	1,206	12	1,218	6,725	197
Credit card	1,046	66	1,112	—	1	1	1,113	254
Residential mortgages	12,276	3,327	15,603	4,360	3,104	7,464	23,067	1,308
Total originated consumer	41,977	4,825	46,802	8,049	3,339	11,388	58,190	2,299
Total originated TDRs	$54,705	$6,086	$60,791	$9,434	$9,251	$18,685	$79,476	$2,996
Acquired loans
Commercial
C&I	—	—	—	6	—	6	6	—
CRE	1,730	—	1,730	—	—	—	1,730	—
Total acquired commercial	1,730	—	1,730	6	—	6	1,736	—
Consumer
Installment	369	136	505	—	—	—	505	50
Home equity lines	182	—	182	63	—	63	245	384
Residential mortgages	245	—	245	32	154	186	431	307
Total acquired consumer	796	136	932	95	154	249	1,181	741
Total acquired TDRs	$2,526	$136	$2,662	$101	$154	$255	$2,917	$741
Covered loans
Commercial
C&I	$362	$742	$1,104	$—	$—	$—	$1,104	$—
CRE	5,259	34,736	39,995	—	—	—	39,995	3,022
Construction	698	3,446	4,144	—	—	—	4,144	800
Total covered commercial	6,319	38,924	45,243	—	—	—	45,243	3,822
Consumer
Home equity lines	5,377	24	5,401	—	—	—	5,401	—
Residential mortgages	150	—	150	—	—	—	150	—
Total covered consumer	5,527	24	5,551	—	—	—	5,551	—
Total covered TDRs	$11,846	$38,948	$50,794	$—	$—	$—	$50,794	$3,822
Total loans
Commercial
C&I	$1,800	$1,621	$3,421	$183	$1,955	$2,138	$5,559	$665
CRE	17,431	35,118	52,549	1,208	3,900	5,108	57,657	3,054
Construction	1,546	3,446	4,992	—	57	57	5,049	800
Total commercial	20,777	40,185	60,962	1,391	5,912	7,303	68,265	4,519
Consumer
Installment	23,711	1,374	25,085	2,483	222	2,705	27,790	590
Home equity lines	10,872	218	11,090	1,269	12	1,281	12,371	581
Credit card	1,046	66	1,112	—	1	1	1,113	254
Residential mortgages	12,671	3,327	15,998	4,392	3,258	7,650	23,648	1,615
Total consumer	48,300	4,985	53,285	8,144	3,493	11,637	64,922	3,040
Total TDRs	$69,077	$45,170	$114,247	$9,535	$9,405	$18,940	$133,187	$7,559

As of December 31, 2012
	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$704	$1,004	$1,708	$844	$65	$909	$2,617	$217
CRE	12,719	793	13,512	461	2,332	2,793	16,305	869
Construction	1,860	960	2,820	135	—	135	2,955	105
Total originated commercial	15,283	2,757	18,040	1,440	2,397	3,837	21,877	1,191
Consumer
Installment	27,085	1,547	28,632	2,064	174	2,238	30,870	1,526
Home equity lines	5,183	236	5,419	636	226	862	6,281	34
Credit card	1,483	118	1,601	—	11	11	1,612	127
Residential mortgages	12,510	3,413	15,923	5,196	2,890	8,086	24,009	1,722
Total originated consumer	46,261	5,314	51,575	7,896	3,301	11,197	62,772	3,409
Total originated TDRs	$61,544	$8,071	$69,615	$9,336	$5,698	$15,034	$84,649	$4,600
Covered loans
Commercial
C&I	$435	$1,328	$1,763	$—	$—	$—	$1,763	$518
CRE	7,658	42,614	50,272	—	—	—	50,272	4,959
Construction	2,361	5,810	8,171	—	—	—	8,171	1,220
Total covered commercial	10,454	49,752	60,206	—	—	—	60,206	6,697
Consumer
Home equity lines	5,632	—	5,632	—	—	—	5,632	—
Total covered consumer	5,632	—	5,632	—	—	—	5,632	—
Total covered TDRs	$16,086	$49,752	$65,838	$—	$—	$—	$65,838	$6,697
Total loans
Commercial
C&I	$1,139	$2,332	$3,471	$844	$65	$909	$4,380	$735
CRE	20,377	43,407	63,784	461	2,332	2,793	66,577	5,828
Construction	4,221	6,770	10,991	135	—	135	11,126	1,325
Total commercial	25,737	52,509	78,246	1,440	2,397	3,837	82,083	7,888
Consumer
Installment	27,085	1,547	28,632	2,064	174	2,238	30,870	1,526
Home equity lines	10,815	236	11,051	636	226	862	11,913	34
Credit card	1,483	118	1,601	—	11	11	1,612	127
Residential mortgages	12,510	3,413	15,923	5,196	2,890	8,086	24,009	1,722
Total consumer	51,893	5,314	57,207	7,896	3,301	11,197	68,404	3,409
Total TDRs	$77,630	$57,823	$135,453	$9,336	$5,698	$15,034	$150,487	$11,297

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

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the year ended December 31, 2013, as well as the recorded investment in these restructured loans as of December 31, 2013.

	As of December 31, 2013
	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	4	$1,773
CRE	6	3,101
Construction	1	231
Total originated commercial	11	5,105
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total originated consumer	51	$490
Covered loans
Commercial
C&I	—	$—
CRE	1	—
Construction	1	45
Total covered commercial	2	$45
Total loans	64	5,640
Commercial
C&I	4	$1,773
CRE	7	3,101
Construction	2	276
Total commercial	13	5,150
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total consumer	51	490
Total	64	$5,640

	As of December 31, 2012
	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	3	$1,603
CRE	1	500
Construction	—	—
Total originated commercial	4	2,103
Consumer
Installment	11	280
Home equity lines	—	—
Credit card	37	273
Residential mortgages	1	21
Total originated consumer	49	$574
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	1	716
Total covered commercial	1	$716
Total loans	54	3,393
Commercial
C&I	3	$1,603
CRE	1	500
Construction	1	716
Total commercial	5	2,819
Consumer
Installment	11	280
Home equity lines	—	—
Credit card	37	273
Residential mortgages	1	21
Total consumer	49	574
Total	54	$3,393

6. Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $739.8 million as of December 31, 2013 and $460.0 million as of December 31, 2012 and is allocated among the business segments. Changes to the carrying amount of goodwill not subject to amortization for the years ended December 31, 2011, 2012 and 2013 are provided in the following table:

	Commercial	Retail	Wealth	Total
Balance at December 31, 2011	$384,721	$66,141	$9,182	$460,044
Balance at December 31, 2012	384,721	66,141	9,182	460,044
Goodwill Acquired	$142,685	$125,899	$11,191	$279,775
Balance at December 31, 2013	$527,406	$192,040	$20,373	$739,819

The acquisition resulting in the acquired goodwill is more fully described in Note 2 (Business Combinations).

The Corporation performed the required annual impairment tests of goodwill as of November 30, 2013. The Corporation's annual impairment test did not indicate impairment at any of its reporting units. It is possible that a future conclusion could be reached that all or a portion of the Corporation's goodwill may be impaired, in which case a noncash charge for the amount of such impairment would be recorded in earnings.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$87,533	$(16,065)	$71,468
Noncompete covenant	102	(102)	—
Lease intangible	618	(520)	98
Trust intangibles	14,000	(2,811)	11,189
	$102,253	$(19,498)	$82,755

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(10,546)	$6,213
Noncompete covenant	102	(76)	26
Lease intangible	618	(484)	134
	$17,479	$(11,106)	$6,373

Core deposit intangibles comprise the majority of the intangible asset total as of December 31, 2013. As discussed in Note 2 (Business Combinations), the Corporation recorded approximately $84.8 million of intangible assets in connection with its acquisition of Citizens. These assets consist of $70.8 million in core deposit intangibles which are being amortized on an accelerated basis over their useful lives of 15 years, and $14.0 million in trust relationship intangibles that are being amortized on an accelerated basis over their useful lives of 12 years. The remaining core deposit intangibles were acquired through various prior acquisitions and are being amortized on an accelerated basis over their useful lives of 10 years.

Amortization expense for intangible assets was $8.4 million in 2013, $1.9 million in 2012 and $2.2 million in 2011.

The following table shows the estimated future amortization expense for intangible assets subject to amortization as of December 31, 2013.

For the years ended:
December 31, 2014	$11,732
December 31, 2015	10,391
December 31, 2016	9,209
December 31, 2017	8,161
December 31, 2018	7,273
$46,766

7.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the years ended December 31, 2013 and 2012, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $562.3 million and $745.4 million, respectively, and recognized pretax gains of $12.1 million and $12.1 million, respectively, which are included as a component of loan sales and servicing income. As of December 31, 2013 and 2012, the Corporation retained the related mortgage servicing rights on $514.6 million and $710.6 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at December 31, 2013 and $2.4 billion at December 31, 2012. Loan servicing fees, not including valuation changes on mortgage servicing rights included in loan sales and servicing income, were $6.4 million, $5.8 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$21,316	$21,179	$21,317
Addition of Citizens' MSR's on Acquisition Date	994	—	—
Additions	4,952	5,876	4,442
Amortization	(4,502)	(5,739)	(4,580)
Balance at end of period	22,760	21,316	21,179
Valuation allowance at beginning of period	(2,564)	(3,539)	—
Recoveries (Additions)	2,282	975	(3,539)
Valuation Allowance at end of period	(282)	(2,564)	(3,539)
Mortgage servicing rights, net carrying balance	$22,478	$18,752	$17,640
Fair value at end of period	$23,041	$18,833	$17,749

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. There was a valuation allowance of $0.3 million as of December 31, 2013, a valuation allowance of $2.6 million as of December 31, 2012 and a valuation allowance of $3.5 million as of December 31, 2011. No permanent impairment losses were written off against the allowance during the years ended December 31, 2013, 2012 and 2011.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2013 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	9.67%
Decrease in fair value from 10% adverse change	$745
Decrease in fair value from 25% adverse change	$1,789
Discount rate assumption	9.85%
Decrease in fair value from 100 basis point adverse change	$719
Decrease in fair value from 200 basis point adverse change	$1,391
Expected weighted-average life (in months)	100.5

The following table shows the estimated future amortization for mortgage servicing rights as of December 31, 2013:

Year Ended December 31,
2014	$3,588
2015	3,241
2016	2,759
2017	2,339
2018	1,971
more than 5 years	8,580
$22,478

8.    Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $41.8 million and $10.2 million during 2013 and 2012, respectively. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2013, cash and due from banks included $0.1 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2013 were restricted, by the regulatory agencies, principally to the total of 2013 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

9.     Premises and Equipment

The components of premises and equipment are as follows:

	As of December 31,		Estimated
	2013	2012	useful lives
Land	$64,810	$46,118	-
Buildings	310,345	200,578	10-35 yrs
Equipment	156,521	125,342	3-15 yrs
Leasehold improvements	23,872	20,228	1-20 yrs
Software	83,989	72,218	3-7 yrs
	639,537	464,484
Less accumulated depreciation and amortization	312,483	283,335
	$327,054	$181,149

Amounts included in noninterest expense in the accompanying Consolidated Statement of Income for depreciation and amortization aggregated $32.2 million, $23.1 million and $22.9 million for the years ended 2013, 2012 and 2011, respectively.

10.     Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2013 and 2012 were $882.4 million and $489.9 million, respectively. Interest expense on these certificates and time deposits amounted to $4.5 million, $3.8 million and $6.3 million in 2013, 2012 and 2011, respectively.

Maturities of certificates and other time deposits as of December 31, 2013 are as follows:

For the year ended December 31,
2014	$1,708,678
2015	483,667
2016	129,216
2017	56,762
2018	73,018
2019 and after	9,329
$2,460,670

11.     Borrowed Funds and Trust Preferred Securities

Borrowed Funds

The following table presents federal funds purchased, securities sold under agreements to repurchase and the components of our borrowed funds which consist of FHLB advances, long-term subordinated debt, and fixed and variable junior subordinated debentures:

	As of December 31,
	2013	2012
Federal funds purchased and securities sold under agreements to repurchase	$851,535	$1,104,525
Borrowed Funds
FHLB advances	$200,323	$136,546
Subordinate debentures	249,928	—
Fixed and variable junior subordinate deferral debentures	74,500	—
Other	277	337
Total borrowed funds	$525,028	$136,883

Securities sold under agreements to repurchase are secured by securities with a carrying value of $1.0 billion and $723.0 million at December 31, 2013 and 2012, respectively. Securities sold under agreements to repurchase have an overnight maturity at December 31, 2013. Selected financial statement information pertaining to the securities sold under agreements to repurchase is as follows:

	As of December 31,
	2013	2012	2011
Federal funds purchased and securities sold under agreements to repurchase
Average balance during the year	$949,068	$949,756	$925,803
Weighted-average annual interest rate during the year	0.13%	0.12%	0.36%
Maximum month-end balance	$1,123,795	$1,104,525	$1,014,720

FHLB advances were secured by a lien on residential and other real estate-related loans totaling $2.4 billion at December 31, 2013 and $1.2 billion at December 31, 2012. The FHLB advances have interest rates that range from 1.54% to 4.12% as of December 31, 2013.

The Corporation issued subordinated notes as part of a public offering on February 4, 2013 in conjunction with the Citizens merger. The offering consisted of $250 million aggregate principal amount of subordinated notes due February 4, 2023 bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year.

Selected financial statement information pertaining to the Corporation's borrowed funds is as follows:

	As of December 31,
	2013	2012	2011
Borrowed funds
Average balance during the year	$474,473	$175,989	$298,835
Weighted-average annual interest rate during the year	3.62%	2.51%	2.11%
Maximum month-end balance	$527,155	$178,489	$327,997

The following table illustrates the contractual maturities of the Corporation's borrowed funds at December 31, 2013:

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
Borrowed funds
FHLB advances	$39,883	$143,470	$211	$16,759	$200,323
Subordinate debentures	—	—	—	249,928	249,928
Fixed and variable junior subordinate deferral debentures	—	—	—	74,500	74,500
Other	63	138	76	—	277
Total borrowed funds	$39,946	$143,608	$287	$341,187	$525,028

Trust Preferred Securities

As part of the merger with Citizens, the Corporation now has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, now assumed by the Corporation, which is the sole asset of each trust. The trust preferred securities of the 2003 special purpose trust are callable at par and must be redeemed in thirty years after issuance while the securities of the 2006 enhanced trust became callable on September 15, 2011 and mature on September 15, 2066. The 2006 enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PrA). The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as long-term debt. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trusts are not included in the Corporation's consolidated financial statements. In conjunction with these trusts, the Corporation assumed variable rate junior subordinated deferrable debentures due June 2033 in an amount approximating $25.7 million, associated with the trust preferred securities held by this trust. This debenture bears interest at an annual rate equal to three-month LIBOR plus 3.10%, payable quarterly. Interest is adjusted on a quarterly basis not to exceed 11.75%. This debenture is an unsecured obligation of the Corporation and is junior in right of payment to all future senior indebtedness of the Corporation. The Corporation has guaranteed that interest payments on this debenture made to the trust that will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are currently callable, at par, and must be redeemed thirty years after issuance. The Corporation additionally assumed 7.50% junior subordinated debentures due September 2066 in an amount approximating $48.7 million (NYSE symbol CTZ-PrA). On October 3, 2006, Citizens Funding Trust I completed a public offering whereby the gross proceeds from the issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, now assumed by the Corporation. This debenture ranks junior to the Corporations outstanding debt, including the other outstanding junior subordinated debentures. The securities of the 2006 enhanced trust became callable on September 15, 2011 and matures on September 15, 2066.

The Dodd-Frank Act changes the regulatory capital standards that apply to BHCs by requiring the phase-out of the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. The three-year phase-out period, commenced January 1, 2013 and will ultimately require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital. Additionally, U.S. capital rules finalized in July 2013 will require phasing TruPs from Tier 1 to Tier 2 capital consistent with the Dodd-Frank Act's implementation of Basel III. A more thorough discussion of current rulemaking regarding the implementation of U.S. Basel III is in the “Supervision and Regulation” section of this report.

12.     Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Taxes currently payable
Federal	$20,266	$45,683	$45,026
State	3,496	2,655	1,823
Deferred expense (benefit)	52,664	4,679	(756)
	$76,426	$53,017	$46,093

The actual income tax rate differs from the statutory tax rate as shown in the following table:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(3.16)	(3.23)	(3.04)
Merger expenses at acquisition	0.54	—	—
Reduction in excess tax reserves	0.11	—	—
Bank owned life insurance	(2.53)	(3.10)	(3.26)
State income tax (net)	0.87	0.94	0.72
Tax credits	(1.89)	(2.15)	(2.12)
ESOP Dividends	(0.14)	(0.21)	(0.24)
Nondeductible meals and entertainment	0.27	0.25	0.29
Other	0.31	0.83	0.48
Effective tax rates	29.38%	28.33%	27.83%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed on financial institutions in lieu of income tax in Ohio, Pennsylvania and Michigan. These taxes are $9.9 million, $7.8 million and $5.5 million in 2013, 2012 and 2011, respectively, and are recorded in other operating expense in the accompanying Consolidated Statement of Income.

Principal components of the Corporation's net deferred tax asset are summarized as follows:

	Year Ended
	December 31,
	2013	2012
Deferred tax assets:
Allowance for credit losses	$37,857	$37,341
Employee benefits	33,615	42,934
Real Estate Mortgage Investment Credit	5,645	6,201
Acquired liabilities	13,734	5,041
Acquired loans	62,993	—
Available for sale securities	16,819	—
Loan fees and expenses	2,777	—
Goodwill	—	2,838
Core deposit intangible	—	1,275
Federal NOL carryforwards	190,350	—
Tax credit carryforwards	47,597	—
State income tax (net of federal benefit)	4,682	—
	416,069	95,630
Deferred tax liabilities:
Leased assets and depreciation	(25,818)	(6,962)
Acquired loans	—	(18,765)
Available for sale securities	—	(29,841)
FHLB stock	(24,401)	(25,577)
Loan fees and expenses	—	(5,709)
Goodwill	(7,129)	—
Core deposit intangibles	(25,302)	—
Other	(3,510)	(1,665)
	(86,160)	(88,519)
Total net deferred tax asset	$329,909	$7,111

At December 31, 2013, the Corporation had gross federal loss carryforwards of $543.9 million that expire in 2028 through 2032, general business credits of $5.7 million that expire in 2028 and $41.9 million of federal alternative minimum tax credits with an indefinite life. In addition, future state income taxes are expected to be reduced by $1.5 million resulting from state NOLs at various levels in various states. This benefit is expected to be fully used during the expiration period of 2014 through 2027.

The period change in deferred taxes recorded both directly to shareholders' equity and as a part of the income tax expense can be summarized as follows:

	Year Ended December 31,
	2013	2012
Deferred tax changes reflected in other comprehensive income	$(27,224)	$4,137
Deferred tax changes reflected in Federal income tax expense	52,665	4,679
Deferred tax changes reflected in acquired net assets	(348,239)	—
Net change in deferred taxes	$(322,798)	$8,816

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

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance as of January 1, 2013	$953	$854	$1,807
Additions for tax provisions related to prior year	77	72	149
Reduction for tax positions related to prior tax years	(27)	(664)	(691)
Balance at December 31, 2013	$1,003	$262	$1,265
Components of Reserve:
Potential adjustment to nondeductible interest expense	$30	$5	$35
State income tax exposure	973	257	1,230
Balance at December 31, 2013	$1,003	$262	$1,265

Balance as of January 1, 2012	$946	$1,491	$2,437
Additions for tax provisions related to prior year	74	621	695
Reduction for tax positions related to prior year due closed tax years	(28)	(44)	(72)
Reduction for tax positions related to prior tax years	(39)	(1,214)	(1,253)
Balance at December 31, 2012	$953	$854	$1,807
Components of Reserve:
Potential adjustment to nondeductible interest expense	$30	$4	$34
Timing of the accrual for interest on nonperforming assets	—	631	631
State income tax exposure	923	219	1,142
Balance at December 31, 2012	$953	$854	$1,807

The Corporation recognized accrued interest and penalties, as appropriate, related to UTBs, in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet.

The Corporation are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2012. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.3 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.5 million as a result of the 2013 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 49 basis points to 28.90% at December 31, 2013.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2013, Management had identified no other potential U.S. Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

13.     Benefit Plans

Pension plans. The Corporation had a noncontributory qualified defined benefit pension plan that covered all eligible legacy FirstMerit employees vested in the pension plan as of December 31, 2006 ("FirstMerit Pension Plan"). The FirstMerit Pension Plan was frozen for nonvested employees and closed to new entrants after December 31, 2006. Effective December 31, 2012, the FirstMerit Pension Plan was frozen resulting in no benefits accruing after December 31, 2012. Employees will have an accrued benefit which will be paid upon retirement.

Certain former Citizens' employees were covered by a cash balance defined benefit pension plan after the Acquisition Date through December 31, 2013 ("Citizens Pension Plan"). Effective December 31, 2006, the Citizens Pension Plan was frozen, preserving prior earned benefits but discontinuing the accrual of future benefits.

As of December 31, 2013, the Corporation adopted one noncontributory qualified defined pension plan covering all eligible FirstMerit and former Citizens employees, with the FirstMerit Pension Plan being the surviving plan. The Citizens Pension Plan ceased to exist after December 31, 2013. The plan assets of the FirstMerit Pension Plan and the Citizens Pension Plan were combined and invested in a single trust as of December 31, 2013. Benefits remain frozen in the combined plan with the unique benefit structure under each of the FirstMerit and Citizens Pension Plans retained in the combined plan.

A supplemental nonqualified, nonfunded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the FirstMerit Pension Plan.

Postretirement medical and life insurance plan. The Corporation also sponsored a benefit plan that provided postretirement medical and life insurance for retired employees ("FirstMerit Postretirement Plan"). The Corporation's medical contribution was limited to 200% of the 1993 level for employees who retire after January 1, 1993.

Effective March 1, 2009, the Corporation discontinued the subsidy for retiree medical for current eligible active employees. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retired after March 1, 2009 do not receive a Corporation subsidy toward retiree medical coverage.

Postretirement medical and life insurance plans were also maintained for certain former Citizens employees after the Acquisition Date through December 31, 2013 ("Citizens Postretirement Plan"). Citizens’ Postretirement Plan provided postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms.

As of December 31, 2013, the Corporation adopted one postretirement plan covering all eligible FirstMerit and former Citizens employees, with the FirstMerit Postretirement Plan being the surviving plan. The Citizens Postretirement Plan ceased to exist after December 31, 2013 and future benefits to the existing participants of the Citizens Postretirement Plan Plan will be provided under the FirstMerit Postretirement Plan. The Corporation reserves the right to terminate or amend the FirstMerit Postretirement Plan at any time.

Other employee benefits. FirstMerit's Amended and Restated Executive Deferred Compensation Plan ("FirstMerit Deferred Compensation Plan") allows participating executives to elect to receive incentive compensation payable with respect to any year in whole Common Stock or cash, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the share account is so credited. On December 18, 2013, the FirstMerit Deferred Compensation Plan was amended to freeze the benefit payable to the Corporation's Chairman, President and Chief Executive Officer ("CEO") at the level of the benefit accrued by the CEO under the plan as of November 30, 2013. Subsequent increases or decreases in the CEO's compensation nor any changes in circumstances will cause any increase or decrease in the amount payable to the CEO under this plan. The deferred compensation liability at December 31, 2013 and 2012 was $19.2 million and $10.2 million, respectively, and is included in accrued taxes, expenses and other liabilities on the accompanying Consolidated Balance Sheet.

Savings plans. The Corporation maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment ("FirstMerit 401(k) Plan"). Effective January 1, 2009, the Corporation suspended is matching contribution to the savings plan. Effective April 1, 2011, the Corporation reinstated its matching contribution at $.50 of each $1.00 up to 1% of employee's qualifying salary. Starting January 1, 2013, the employer's matching contribution to the FirstMerit 401(k) Plan increased to 100% on the first 3% and then 50% on the next 2% of the employee's qualifying salary. Contributions made by the Corporation to the FirstMerit 401(k) Plan were $4.4 million for 2013, $0.6 million in 2012 and $0.5 million in 2011. Matching contributions vest in accordance with plan specifications.

From the Acquisition Date through the close of business December 31, 2013, eligible Citizens employees who were employed by the Corporation continued to be covered by an employee savings plan under Section 401(k) ("Citizens 401(k) Plan"). Contributions to the Citizens 401(k) Plan were matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred. The Corporation contributed $1.1 million to the Citizens 401(k) Plan from Acquisition Date through December 31, 2013. The Citizens 401(k) Plan was merged with the FirstMerit 401(k) Plan as of close of business December 31, 2013. The plan terms of the merged plans are substantially the same as the FirstMerit 401(k) Plan.

The Corporation maintained a qualified defined contribution plan known as Retirement Investment Plan through December 31, 2012. The Corporation made a $3.5 million and a $3.2 million contribution to the Retirement Investment Plan for the years ended December 31, 2012 and 2011, respectively. Effective with the termination of this plan as of January 1, 2013, the Corporation will provide, for a five-year period, a transition contribution equal to 3% of an employee's qualifying salary to all eligible plan participants that have earned 60 age-plus-service points, as of December 31, 2012. This transition contribution totaled $1.1 million for the year ended December 31, 2013.

The combined components of net periodic pension and postretirement benefits and other amounts recognized in AOCI for the Corporation's pension and postretirement benefit plans as of December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net periodic cost consists of:
Service cost	$2,339	$7,194	$6,123	$99	$77	$54
Interest cost	12,814	11,862	11,439	563	697	886
Expected return on plan assets	(14,938)	(12,136)	(13,313)	—	—	—
Amortization of prior service cost/(credit)	469	388	394	(468)	(468)	—
Amortization of actuarial (gain)/loss	4,693	10,371	7,120	268	288	114
Settlement / curtailment income	(524)	(142)	—	—	—	—
Net periodic cost (benefit)	4,852	17,537	11,763	462	594	1,054
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Current year actuarial loss/(gain)	(47,417)	1,281	38,403	(682)	(57)	(3,217)
Amortization of actuarial gain/(loss)	(4,169)	(10,229)	(7,120)	(268)	(288)	(114)
Amortization of prior service (cost)/credit	(469)	(388)	(394)	468	468	—
Total recognized in AOCI	(52,054)	(9,337)	30,889	(482)	123	(3,330)
Total recognized in net periodic cost and AOCI	$(47,203)	$8,200	$42,652	$(20)	$717	$(2,276)

A measurement date of December 31 is used for plan assets and benefit obligations. The following table sets forth a reconciliation of the changes in the projected benefit obligation for the Corporation's pension and postretirement benefit plans as of December 31, 2013 and 2012 as well as the change in plan assets for the Corporation's qualified pension plans:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Accumulated benefit obligation, end of year	307,739	257,206
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$259,428	$243,640	$14,771	$16,250
Citizens acquisition	85,483	—	2,062	—
Service cost	2,339	7,194	99	77
Interest cost	12,814	11,862	563	697
Plan amendments	3,927	—	—	—
Participant contributions	—	—	1,538	1,199
Actuarial (gains)/losses and change in assumptions	(35,984)	8,529	(682)	(58)
Benefits paid	(19,172)	(11,797)	(2,808)	(3,394)
Projected benefit obligation, end of year	$308,834	$259,428	$15,544	$14,771
Change in plan assets, at fair value:
Fair value of plan assets, beginning of year	$174,385	$153,605	$—	$—
Citizens acquisition	68,304	—	—	—
Actual return on plan assets	30,298	19,372	—	—
Participant contributions	—	—	1,538	1,199
Employer contributions	3,695	13,205	1,270	2,195
Benefits paid	(19,172)	(11,797)	(2,808)	(3,394)
Fair value of plan assets, end of year	$257,510	$174,385	$—	$—
Funded status (a)	(51,324)	(85,043)	(15,544)	(14,771)
Amounts recognized in AOCI before income taxes:
Prior service cost (credit)	$5,121	$1,663	$(3,858)	$(4,326)
Net actuarial loss	53,061	108,572	3,329	4,279
Amount recognized in AOCI	$58,182	$110,235	$(529)	$(47)

(a) The Corporation recognizes the underfunded status of the plans in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet.

As indicated in the table above, the benefit obligation and accumulated benefit obligation for all of the Corporation's pension plans were in excess of the fair value of plan assets.

Actuarial assumptions. The actuarial assumptions used to determine year end obligations for the Corporation's pension and postretirement plans were as follows:

Weighted-average assumptions for year end obligations	2013	2012	2011
Discount rate
Qualified pensions	4.99%	4.21%	5.04%
Nonqualified pensions	4.12%	4.21%	5.04%
Postretirement medical benefits, FirstMerit's plan	4.01%	3.18%	4.23%
Postretirement medical benefits, Citizens' plan	3.98%	na	na
Postretirement life insurance benefits	5.08%	4.30%	5.03%
Expected long-term rate of return	6.75%	7.00%	7.25%
Rate of compensation increase
Qualified pensions	na	na	5.22%
Nonqualified pensions	3.75%	3.75%	3.75%
Assumed health care cost trend rate, pre-65 (a)
Initial trend	7.50%	8.00%	8.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019
Assumed health care cost trend rate, post-65 (a)
Initial trend	11.50%	12.00%	12.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2027	2027	2027
Prescription Drugs
Initial trend	7.50%	8.00%	8.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019

(a) The health care cost trend assumptions relate only to the postretirement benefit plans. Increasing or decreasing the assumed health care cost trend rates by one percentage point each future year would not have a material impact on total service and interest cost or the year end benefit obligation.

The actuarial assumptions used as of the beginning of the year to determine the net periodic costs for the Corporation's pension and postretirement plans were as follows:

Weighted-average assumptions for benefit cost at beginning of year	2013	2012	2011
Discount rate (a)
Qualified pension	4.21%	5.04%	5.60%
Nonqualified pensions	4.21%	5.04%	5.60%
Postretirement medical benefits	3.18%	4.23%	4.43%
Postretirement life insurance benefits	4.30%	5.03%	5.53%
Expected long-term rate of return (a)	7.00%	7.25%	8.25%
Rate of compensation increase
Qualified pension	na	5.22%	5.22%
Nonqualified pensions	3.75%	3.75%	3.75%
Assumed health care cost trend rate, pre-65 (b)
Initial trend	8.00%	8.50%	9.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019
Assumed health care cost trend rate, post-65 (b)
Initial trend	12.00%	12.50%	13.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2027	2027	2027
Prescription Drugs
Initial trend	8.00%	8.50%	9.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019

(a) The Citizens Pension and Postretirement Plans were remeasured at the Acquisition Date based on discount rate of 3.83% and an expected long-term rate of return of 6.75%.
(b) The health care cost trend assumptions relate only to the postretirement benefit plans. Increasing or decreasing the assumed health care cost trend rates by one percentage point each future year would not have a material impact on total service and interest cost or the year end benefit obligation

The discount rates are determined independently for each plan and reflect the market rate for high-quality fixed income debt instruments, that is rated double-A or higher by a recognized ratings agency.

The rate of return on plan assets is a long-term assumption established by considering historic plan asset returns and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The expected return on equities was computed using a valuation framework, which projected future returns based on current equity valuations rather than historical returns. Due to active management of the plan’s assets, the return on the plan equity investments historically has exceeded market averages. Management estimated the rate by which the plan assets would outperform the market in the future based on historical experience adjusted for changes in asset allocation and expectations for overall future returns on equities compared to past periods.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer "actuarially equivalent" prescription drug coverage to retirees. For the years ended December 31, 2013, 2012 and 2011, these subsidies did not have a material effect on our APBO and net postretirement benefit cost for the Corporation.

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

	Pension	Postretirement	Total
Prior service cost	$2,534	$(468)	$2,066
Cumulative net loss	1,995	235	2,230

At December 31, 2013 the FirstMerit Pension Plan was sufficiently funded under the requirements of ERISA. Consequently, the Corporation is not required to make a minimum contribution to that plan in 2014. The Corporation also does not expect to make any significant discretionary contributions during 2014. The Corporation made discretionary contributions of $10.0 million to the FirstMerit Pension Plan in both 2012 and 2011.

At December 31, 2013, the projected benefit payments for the Corporation's pension and postretirement plans, which reflect expected future service as appropriate, totaled $28.2 million and $1.6 million in 2014, $22.9 million and $1.5 million in 2015, $22.6 million and $1.3 million in 2016, $20.4 million and $1.3 million in 2017, $20.5 million and $1.2 million in 2018, and $92.6 million and $5.1 million in years 2019 through 2022, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

FirstMerit Pension Plan Investment Policy and Strategy. The FirstMerit Pension Plan invests in equities and other return-seeking assets such as real assets, as well as liability-hedging assets, primarily fixed income.  The Investment Policy recognizes that the plan's asset return requirements and risk tolerances will change over time.  The Corporation utilizes a dynamic investment policy, whereby the allocation to return-seeking assets and liability-hedging assets is determined by comparing plan assets to the plan liabilities. As the plan's funded ratio status improves, the allocation to liability-hedging assets will increase.

Dynamic Investment Policy Schedule
Return-Seeking (and Diversification) Allocation Strategy
Funded Ratio	Minimum	Target	Maximum
≤80%	58%	65%	72%
81%-83%	55%	62%	69%
84%-86%	52%	58%	64%
87%-89%	47%	53%	59%
90%-92%	43%	49%	55%
93%-95%	39%	44%	49%
96%-98%	35%	40%	45%
99%-101%	31%	35%	39%
102%-104%	27%	31%	35%
105%-107%	22%	26%	30%
107%-110%	18%	22%	26%
>110%	16%	20%	24%

Citizens Pension Plan Investment Policy and Strategy. The Citizens Pension Plan investment policy and strategy for managing defined benefit plan assets was described as growth with income. Management analyzed the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies included regular rebalancing to the target asset allocation. The target asset allocation mix remained at 60% equities and 40% fixed income debt securities and cash equivalents during 2013. The long-term rate of return expected on plan assets was finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses.

The weighted-average allocations for the combined FirstMerit and Citizens Pension Plans as of December 31, 2013 and the FirstMerit Pension Plan for December 31, 2012, by asset category, are as follows:

	Percentage of Plan Assets on Measurement Date
	December 31,
Asset Category	2013	2012
Cash and domestic money market funds	1.92%	2.97%
U.S. Treasury obligations	1.76%	2.34%
U.S. Government agencies	0.96%	2.03%
Corporate bonds	3.12%	4.55%
Common stocks	11.24%	15.43%
Equity mutual funds	27.62%	31.35%
Fixed income mutual funds	36.56%	24.10%
Foreign mutual funds	16.83%	17.23%
	100.00%	100.00%

The following is a description of the valuation methodologies used to measure assets held by the FirstMerit Pension Plans at fair value.

•	Domestic and foreign money market funds: Valued at quoted prices as reported on the active market in which the money market funds are traded.

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

The following table sets forth by level, within the fair value hierarchy, the FirstMerit Pension Plan's assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Domestic money market funds	$4,948	$—	$—	$4,948
United States government securities	—	4,544	—	4,544
United States government agency issues	—	2,461	—	2,461
Corporate bonds	—	8,024	—	8,024
Common stocks	28,951	—	—	28,951
Equity mutual funds	71,118	—	—	71,118
Fixed income mutual funds	94,135	—	—	94,135
Foreign mutual funds	43,330	—	—	43,330
Total assets at fair value	$242,481	$15,029	$—	$257,510

14.     Share-Based Compensation

The Corporation's 2002, 2006 and 2011 Stock and Equity Plans, and the Citizens Republic Bancorp, Inc. Stock Compensation plan, and the Republic Bancorp, Inc 1998 Stock Option Plan that were assumed by the Corporation in connection with the Citizens acquisition (the "Plans"), provide stock options and restricted stock awards to employees for up to 7,883,646 Common Stock of the Corporation. The Plans also provide for the granting of nonqualified stock options and nonvested (restricted) shares to certain nonemployee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 was $10.9 million, $9.3 million and $8.0 million, respectively, and the related tax benefit thereto was $3.8 million, $3.3 million and $2.8 million, respectively. Share-based compensation expense related to awards granted to employees as well as awards granted to directors is recorded in salaries, wages, pension and employee benefits in the accompanying Consolidated Statements of Income.

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

Stock Option Awards

Options under these Plans are granted with an exercise price equal to the market price of the Corporation's shares at the date of grant; those option awards generally vest based on three years of continuous service and have a 10-year contractual term. Options granted as incentive stock options must be exercised within ten years and options granted as nonqualified stock options have terms established by the Compensation Committee of the Board and approved by the nonemployee directors of the Board. Upon termination, options are cancelable within defined periods based upon the reason for termination of employment.

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

A summary of stock option activity under the Plans as of December 31, 2013, 2012 and 2011 and changes during the years then ended is as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate InstrinsicValue (000's)
Outstanding at January 1, 2011	4,292	$25.29	2.01	70
Exercised	—	—
Forfeited	—	—
Expired	(2,215)	25.55
Outstanding at December 31, 2011	2,077	$25.15	1.85	$—
Exercised	—	—
Forfeited	(71)	25.85
Expired	(186)	25.97
Outstanding at December 31, 2012	1,820	$24.73	1.82	$—
Acquired	63	218.01
Exercised	—	—
Forfeited	(8)	23.93
Expired	(479)	36.64
Outstanding at December 31, 2013	1,396	$28.84	1.14	$87
Exercisable at December 31, 2013	1,396	$28.84	1.14	$87

There were no options granted in the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011, no options were exercised.

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. The Corporation repurchased 2.6 million shares of Common Stock in the first quarter of 2006, which has been adequate to cover all options exercised to date.

At December 31, 2013, there was no unrecognized compensation costs related to stock options granted to be realized under the Plans.

Nonvested Stock Awards

The market price of the Corporation's Common Stock at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation's nonvested shares as of December 31, 2013, 2012 and 2011 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant Date
Nonvested (restricted) Shares	Shares (000's)	Fair Value
Nonvested at January 1, 2011	871	$20.17
Granted	585	16.48
Vested	(407)	19.75
Forfeited or expired	(23)	19.21
Nonvested at December 31, 2011	1,026	$18.26
Granted	596	16.06
Vested	(493)	18.29
Forfeited or expired	(50)	18.94
Nonvested at December 31, 2012	1,079	$17.00
Granted	823	16.47
Vested	(508)	17.90
Forfeited or expired	(52)	16.89
Nonvested at December 31, 2013	1,342	$16.34

At December 31, 2013, there was $13.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2013, 2012 and 2011 was $9.1 million, $9.0 million and $7.2 million, respectively.

15.     Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,
Condensed Balance Sheet	2013	2012
Assets:
Cash and due from banks	$125,032	$140,939
Investment securities	2,253	1,429
Investment in subsidiaries, at equity in underlying value of their net assets	2,863,473	1,490,718
Other assets	77,674	13,973
Total Assets	$3,068,432	$1,647,059
Liabilities and Shareholders' Equity:
Long-term debt	$324,428	$—
Accrued and other liabilities	41,110	1,857
Shareholders' equity	2,702,894	1,645,202
Total Liabilities and Shareholders' Equity	$3,068,432	$1,647,059

	Year Ended December 31,
Condensed Statement of Income	2013	2012	2011
Income:
Cash dividends from subsidiaries	$81,715	$155,493	$72,500
Noninterest income	483	309	287
Total income	82,198	155,802	72,787
Interest and other expenses	29,684	10,799	8,005
Income before income tax benefit and equity in undistributed income of subsidiaries	52,514	145,003	64,782
Income tax benefit	(9,341)	(2,004)	(1,803)
Income before equity in undistributed net income of subsidiaries	61,855	147,007	66,585
Equity in undistributed income of subsidiaries	121,829	(12,901)	52,973
Net income	$183,684	$134,106	$119,558

	Year Ended December 31,
Condensed Statement of Cash Flows	2013	2012	2011
Operating activities:
Net income	$183,684	$134,106	$119,558
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(121,829)	12,901	(52,973)
Decrease in Federal income tax receivable	(30,399)	(4,446)	(936)
Increase in deferred Federal income tax payable	27,032	106	13
Increase in interest payable	4,618	—	—
Other	924	738	558
Net cash provided by operating activities	64,030	143,405	66,220
Investing activities:
Loans or advances to subsidiaries	(50)	—	(18,704)
Repayment of loans to subsidiaries	—	—	76,030
Cash paid for acquisition, net of cash received	(315,069)	—	—
Sale of investments in subsidiaries	—	7,827	—
Purchases of investment securities	(215)	(44)	(45)
Net cash (used) provided by investing activities	(315,334)	7,783	57,281
Financing activities:
Proceeds from issuance of subordinated debt	249,927	—	—
Proceeds from issuance of preferred stock	96,550	—	—
Cash dividends-common stock	(96,222)	(69,459)	(69,255)
Cash dividends-preferred stock	(5,337)	—	—
Purchase of treasury shares	(9,521)	(2,389)	(2,295)
Net cash provided (used) by financing activities	235,397	(71,848)	(71,550)
(Decrease) increase in cash and cash equivalents	(15,907)	79,340	51,951
Cash and cash equivalents at beginning of year	140,939	61,599	9,648
Cash and cash equivalents at end of year	$125,032	$140,939	$61,599

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

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2013, 2012 and 2011:

					FirstMerit
December 31, 2013	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$386,768	$322,942	$14,902	$(13,827)	$710,785
Provision for loan losses	17,072	16,151	(692)	1,153	33,684
Noninterest income	83,933	114,679	48,289	23,442	270,343
Noninterest expense	209,936	330,875	54,196	92,327	687,334
Net income	158,400	58,886	6,296	(39,898)	183,684
AVERAGES:
Assets	8,397,357	4,746,277	259,601	8,086,540	21,489,775
Loans	8,292,805	4,367,701	226,152	62,008	12,948,666
Earnings assets	8,480,005	4,392,937	226,179	5,393,874	18,492,995
Deposits	5,572,287	10,749,725	826,794	152,782	17,301,588
Economic Capital	602,561	256,362	72,244	1,477,698	2,408,865

					FirstMerit
December 31, 2012	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$258,575	$207,907	$17,444	$(12,096)	$471,830
Provision for loan losses	32,319	10,008	(626)	12,997	54,698
Noninterest income	67,606	103,279	32,996	19,723	223,604
Noninterest expense	159,525	221,297	39,296	33,495	453,613
Net income	87,318	51,922	7,650	(12,784)	134,106
AVERAGES:
Assets	6,424,226	2,952,280	238,805	5,005,316	14,620,627
Loans	6,391,189	2,674,997	225,018	65,876	9,357,080
Earnings assets	6,493,713	2,707,632	225,044	3,646,302	13,072,691
Deposits	3,284,722	7,416,982	709,786	142,308	11,553,798
Economic Capital	404,005	212,409	49,313	942,381	1,608,108

					FirstMerit
December 31, 2011	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$265,196	$225,580	$18,764	$(29,913)	$479,627
Provision for loan losses	38,830	21,672	3,479	10,407	74,388
Noninterest income	57,940	103,248	31,684	31,885	224,757
Noninterest expense	148,338	235,339	40,004	40,664	464,345
Net income	88,379	46,681	4,527	(20,029)	119,558
AVERAGES:
Assets	6,203,526	2,935,699	240,952	5,115,153	14,495,330
Loans	6,201,990	2,661,910	227,710	64,363	9,155,973
Earnings assets	6,281,589	2,712,133	228,191	3,506,811	12,728,724
Deposits	3,027,329	7,500,213	644,879	240,080	11,412,501
Economic Capital	368,434	223,772	50,871	905,276	1,548,353

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

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2013 and 2012:

		Fair Value by Hierarchy
	December 31, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,036	$3,036	$—	$—
Nonmarketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	262,367	—	262,367	—
Residential mortgage-backed securities:
U.S. government agencies	969,922	—	969,922	—
Commercial mortgage-backed securities:
U.S. government agencies	69,567	—	69,567	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,518,393	—	1,518,393	—
Nonagency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	102,268	—	102,268	—
Corporate debt securities	50,644	—	—	50,644
Asset-backed securities:
Collateralized loan obligations, nonagency issued	293,687	—	—	293,687
Total available-for-sale securities	3,273,174	3,036	2,922,527	347,611
Residential loans held for sale	11,622	—	11,622	—
Derivative assets:
Interest rate swaps - nondesignated	46,577	—	46,577	—
Mortgage loan commitments	891	—	891	—
Forward sale contracts	384	—	384	—
Foreign exchange	50	—	50	—
Total derivative assets	47,902	—	47,902	—
Total fair value of assets (a)	$3,332,698	$3,036	$2,982,051	$347,611
Derivative liabilities:
Interest rate swaps - fair value hedges	11,574	—	11,574	—
Interest rate swaps - nondesignated	46,577	—	46,577	—
Foreign exchange	50	—	50	—
Total derivative liabilities	58,201	—	58,201	—
True-up liability	11,463	—	—	11,463
Total fair value of liabilities (a)	$69,664	$—	$58,201	$11,463
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$23,041	$—	$—	$23,041
Impaired loans (c)	47,870	—	—	47,870
Other property (d)	10,018	—	—	10,018
Other real estate covered by loss share (e)	8,754	—	—	8,754
Total fair value	$89,683	$—	$—	$89,683

(a) - There were no transfers between levels 1, 2, or 3 of the fair value hierarchy during the year ended December 31, 2013.
(b) - MSRs with a recorded investment of $22.8 million were reduced by a specific valuation allowance totaling $0.3 million to a reported carrying value of $22.5 million resulting in a recovery of previously recognized expense of $2.3 million included in loans sales and servicing income in the year ended December 31, 2013.
(c) - Collateral dependent impaired loans with a recorded investment of $52.6 million were reduced by specific valuation allowance allocations totaling $4.8 million to a reported net carrying value of $47.9 million.
(d) - Amounts do not include assets held at cost at December 31, 2013. During the year ended December 31, 2013, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.4 million included in noninterest expense.

(e) - Amounts do not include assets held at cost at December 31, 2013. During the year ended December 31, 2013, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $1.0 million included in noninterest expense.

		Fair Value by Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,241	$3,241	$—	$—
U.S. States and political subdivisions	268,204	—	268,204	—
Residential mortgage-backed securities:
U.S. government agencies	1,107,063	—	1,107,063	—
Commercial mortgage-backed securities:
U.S. government agencies	52,036	—	52,036	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,329,421	—	1,329,421	—
Nonagency	11	—	2	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	111,343	—	111,343	—
Corporate debt securities	49,652	—	—	49,652
Total available-for-sale securities	2,920,971	3,241	2,868,069	49,661
Residential loans held for sale	23,683	—	23,683	—
Derivative assets:
Interest rate swaps - nondesignated	58,769	—	58,769	—
Mortgage loan commitments	4,400	—	4,400	—
Foreign exchange	62	—	62	—
Total derivative assets	63,231	—	63,231	—
Total fair value of assets (a)	$3,007,885	$3,241	$2,954,983	$49,661
Derivative liabilities:
Interest rate swaps - fair value hedges	19,080	—	19,080	—
Interest rate swaps - nondesignated	58,769	—	58,769	—
Forward sale contracts	62	—	62	—
Foreign exchange	57	—	57	—
Total derivative liabilities	77,968	—	77,968	—
True-up liability	12,259	—	—	12,259
Total fair value of liabilities (a)	$90,227	$—	$77,968	$12,259
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$18,833	$—	$—	$18,833
Impaired loans (c)	54,491	—	—	54,491
Other property (d)	7,540	—	—	7,540
Other real estate covered by loss share (e)	12,631	—	—	12,631
Total fair value	$93,495	$—	$—	$93,495

(a) - There were no transfers between levels 1,2, or 3 of the fair value hierarchy during the year ended December 31, 2012.
(b) - MSRs with a recorded investment of $21.3 million were reduced by a specific valuation allowance totaling $2.6 million to a reported carrying value of $18.8 million resulting in the recovery of previously recognized expense of $1.0 million included in loan sales and servicing income in the year ended December 31, 2012.
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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During years ended December 31, 2013 and 2012, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 89% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBS; securities issued by the U.S. Treasury; and certain agency and corporate CMO.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBS that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of December 31, 2013, approximately 11% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

Derivatives. The Corporation's derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected "fallout" (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender or for a variety of other noneconomic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk in the year ended December 31, 2013.

True-up liability. In connection with the George Washington and Midwest acquisitions in 2010, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss sharing agreements (the "true-up liability"). This contingent consideration is classified as a liability within accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet and is remeasured at fair value each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings in the current period.

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.69% and 2.95% as of December 31, 2013 and 2012, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.8 million and $0.7 million, respectively, as of December 31, 2013.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.1 million and $7.6 million as of December 31, 2013 and December 31, 2012, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.3 million and $4.6 million as of December 31, 2013 and December 31, 2012, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended
	December 31, 2013		December 31, 2012
	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$49,661	$12,259	$87,539	$11,551
Fair value of assets acquired	3,271	—	—	—
(Gains) losses included in earnings (a)	—	(796)	—	708
Unrealized gains (losses) (b)	(2,635)	—	5,282	—
Purchases	297,231	—	—	—
Sales	—	—	(40,520)	—
Settlements	82	—	(2,640)	—
Net transfers into (out of) Level 3	—	—	—	—
Balance at ending of period	$347,610	$11,463	$49,661	$12,259

(a) Reported in noninterest expense
(b) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of December 31, 2013 and 2012. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

	December 31, 2013	December 31, 2012
Aggregate fair value carrying amount	$11,622	$23,683
Aggregate unpaid principal / contractual balance	11,438	22,765
Carrying amount over aggregate unpaid principal (a)	$184	$918

(a) These changes are included in loan sales and servicing income in the Consolidated Statement of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of December 31, 2013 and 2012 are shown in the tables below.

	December 31, 2013
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$917,822	$917,822	$917,822	$—	$—
Available-for-sale securities	3,273,174	3,273,174	3,036	2,922,527	347,611
Held-to-maturity securities	2,935,688	2,824,240	—	2,824,240	—
Other securities	180,803	180,803	—	180,803	—
Loans held for sale	11,622	11,622	—	11,622	—
Net originated loans	10,116,903	10,017,722	—	—	10,017,722
Net acquired loans	3,494,874	3,627,275	—	—	3,627,275
Net covered loans and loss share receivable	547,943	547,943	—	—	547,943
Accrued interest receivable	52,929	52,929	—	52,929	—
Derivatives	47,902	47,902	—	47,902	—
Financial liabilities:
Deposits	$19,533,601	$19,532,368	$—	$19,532,368	$—
Federal funds purchased and securities sold under agreements to repurchase	851,535	851,535	—	851,535	—
Wholesale borrowings	200,600	204,124	—	204,124	—
Long-term debt	324,428	319,711	—	319,711	—
Accrued interest payable	9,339	9,339	—	9,339	—
Derivatives	58,201	58,201	—	58,201	—

	December 31, 2012
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$258,014	$258,014	$258,014	$—	$—
Available for sale securities	2,920,971	2,920,971	3,241	2,868,069	49,661
Held to maturity securities	622,121	630,799	—	630,799	—
Other securities	140,717	140,717	—	140,717	—
Loans held for sale	23,683	23,683	—	23,683	—
Net noncovered loans	8,632,717	8,604,872	—	—	8,604,872
Net covered loans and loss share receivable	975,870	975,870	—	—	975,870
Accrued interest receivable	40,389	40,389	—	40,389	—
Derivatives	63,231	63,231	—	63,231	—
Financial liabilities:
Deposits	$11,759,425	$11,765,873	$—	$11,765,873	$—
Federal funds purchased and securities sold under agreements to repurchase	1,104,525	1,104,525	—	1,104,525	—
Wholesale borrowings	136,883	143,029	—	143,029	—
Accrued interest payable	2,515	2,515	—	2,515	—
Derivatives	77,968	77,968	—	77,968	—

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

Net acquired and covered loans – Fair values for acquired and covered loans were estimated based on a discounted projected cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Loss share receivable – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should the Bank choose to dispose of them. Fair value was estimated using discounted projected cash flows related to the FDIC loss share agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt from the FDIC.

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

At December 31, 2013 and 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$—	$—	$126,637	$11,574	$161,133	$19,080

(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet
Derivatives Not Designated in Hedge Relationships

As of December 31, 2013 and 2012, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)
Interest rate swaps	$1,622,525	$46,577	$1,204,835	$58,769	$1,622,531	$46,577	$1,204,835	$58,769
Mortgage loan commitments	90,541	891	168,271	4,400	—	—	—	—
Forward sales contracts	40,906	384	—	—	—	—	124,017	62
Credit contracts	—	—	—	—	49,914	—	25,225	—
Foreign exchange	6,478	50	6,662	62	6,893	50	6,026	57
Other	—	—	—	—	63,813	—	31,492	—
Total	$1,760,450	$47,902	$1,379,768	$63,231	$1,743,151	$46,627	$1,391,595	$58,888

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

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation's commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At December 31, 2013, the remaining terms on these swap participation agreements generally ranged from less than one to nine years. The Corporation's maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $2.8 million as of December 31, 2013. The fair values of the written swap participations were not material at December 31, 2013 or 2012.

Gains and losses recognized in income on nondesignated hedging instruments for the years ended December 31, 2013, 2012 and 2011 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2013	2012	2011
Mortgage loan commitments	Other operating income	(3,509)	(559)	3,576
Forward sales contracts	Other operating income	446	1,737	(3,904)
Foreign exchange contracts	Other operating income	(116)	189	9
Other	Other operating expense	—	—	(1,324)
Total		$(3,179)	$1,367	$(1,643)

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the ISDA. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's ALCO. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS. Collateral posted against derivative liabilities was $70.5 million and $96.5 million as of December 31, 2013 and 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of December 31, 2013 and 2012. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of December 31, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - nondesignated	$4,791	$—	$4,791	$(4,791)	$—	$—
Foreign exchange	4	—	4	(46)	42	—
Total derivative assets	$4,795	$—	$4,795	$(4,837)	$42	$—
Derivative Liabilities
Interest rate swaps - designated	$11,574	$—	$11,574	$—	$(11,574)	$—
Interest rate swaps - nondesignated	41,787	—	41,787	(4,791)	(36,996)	—
Foreign exchange	46	—	46	(46)	—	—
Total derivative liabilities	$53,407	$—	$53,407	$(4,837)	$(48,570)	$—

	As of December 31, 2012
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - nondesignated	$55	$—	$55	$(55)	$—	$—
Foreign exchange	14	—	14	(14)	—	—
Total derivative assets	$69	$—	$69	$(69)	$—	$—
Derivative Liabilities
Interest rate swaps - designated	$19,080	$—	$19,080	$—	$(19,080)	$—
Interest rate swaps - nondesignated	58,714	—	58,714	(55)	(58,659)	—
Foreign exchange	45	—	45	(14)	(31)	—
Total derivative liabilities	$77,839	$—	$77,839	$(69)	$(77,770)	$—

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

19.     Commitments and Contingencies

Obligations Under Noncancelable Leases

The Corporation is obligated under various noncancelable operating leases on branch offices. Minimum future rental payments under noncancelable operating leases at December 31, 2013 are as follows:

Year Ended December 31,	Lease Commitments
2014	$14,018
2015	11,871
2016	9,725
2017	8,421
2018	7,007
2019-2028	19,063
$70,105

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 17 (Fair Value Measurement). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at December 31, 2013 was $7.9 million, compared with $5.4 million at December 31, 2012.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2013 and 2012. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	At December 31,
	2013	2012
Loan Commitments
Commercial	$3,367,625	$2,431,023
Consumer	2,179,010	1,720,518
Total loan commitments	$5,546,635	$4,151,541

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of December 31, 2013 and 2012.

	At December 31,
	2013	2012
Financial guarantees
Standby letters of credit	$196,400	$136,202
Loans sold with recourse	45,082	42,383
Total financial guarantees	$241,482	$178,585

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $101.9 million at December 31, 2013, the remaining guarantees extend in varying amounts through 2018.

Asset Sales

The Corporation regularly sells residential mortgage loans service retained to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of December 31, 2013 and 2012, the Corporation had sold $34.6 million and $32.5 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $8.7 million and $1.5 million as of December 31, 2013 and 2012, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of December 31, 2013, the Corporation continued to service approximately $6.4 million in manufactured housing loans that were sold with recourse compared to $8.2 million as of December 31, 2012. As of December 31, 2013, the Corporation had reserved $1.1 million for estimated losses from these manufactured housing loans compared to $1.2 million as of December 31, 2012.

The total reserve associated with loans sold with recourse was approximately $9.9 million and $2.7 million as of December 31, 2013 and 2012, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. As a result of the merger with Citizens, $6.0 million was recorded as a contingent liability to reflect the fair value of the liability associated with the expected commitment to repurchase mortgage loans previously sold by Citizens subject to recourse provisions. The Corporation's reserve reflects management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Assumed Obligation	6,000	—	6,000
Net realized losses	(5,770)	—	(5,770)
Net increase (decrease) to reserve	7,007	(53)	6,954
Balance at end of period	$8,737	$1,114	$9,851

	Year ended December 31, 2012
	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$470	$1,273	$1,743
Net realized losses	(863)	—	(863)
Net increase (decrease) to reserve	1,893	(106)	1,787
Balance at end of period	$1,500	$1,167	$2,667

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

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. On November 20, 2013, the Eleventh District denied those applications. On December 4, 2013, the Bank and Corporation filed a notice of appeal with the Ohio Supreme Court, and on January 3, 2014, they filed with the Ohio Supreme Court a memorandum in support of the Court's exercising its jurisdiction and accepting the appeal. The plaintiffs have filed an opposition and to date the Court has not yet ruled.

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

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. The Corporation has not established any reserves with respect to any of this disclosed litigation because it is not possible to determine (i) whether a liability has been incurred or (ii) an estimate of the ultimate or minimum amount of such liability.

20.     Shareholders' Equity

Citizens Acquisition

As a result of the acquisition of Citizens, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, which reduces the exercise price on a penny for penny basis for any dividend paid along with a corresponding increase in the amount of shares available to purchase, there are now 2,471,681 shares at an adjusted exercise price of $18.21 associated with the warrant issued to the U.S. Treasury. Additional information about the acquisition is included in Note 2 (Business Combinations).

Preferred Stock

The Corporation has 7,000,000 shares of authorized Preferred Stock and has designated 115,000 shares of its Preferred Stock as 5.875% Non-Cumulative Perpetual Preferred Stock, Series A. On February 4, 2013, the Corporation issued 100,000 shares of its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which began paying cash dividends on May 4, 2013, quarterly in arrears on the 4th day of February, May, August and November.

Earnings per Share

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Year Ended December 31,
	2013	2012	2011
Basic EPS:
Net income	$183,684	$134,106	$119,558
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	5,337	—	—
Income allocated to participating securities	1,545	—	—
Net income attributable to common shareholders	$176,802	$134,106	$119,558
Average Common Stock outstanding used in basic EPS	149,607	109,518	109,102
Basic net income per share	$1.18	$1.22	$1.10

Diluted EPS:
Net income attributable to common shareholders	$176,802	$134,106	$119,558
Average Common Stock outstanding	149,607	109,518	109,102
Add: Common Stock equivalents:
Warrant and stock award plans	814	—	—
Average Common and Common Stock equivalent shares outstanding	150,421	109,518	109,102
Diluted net income per share	$1.18	$1.22	$1.10

Common Stock equivalents consist of employee stock award plans and the common stock warrant. These common stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. There were no antidilutive common stock equivalents for the year ended December 31, 2013, and 1.8 million and 3.4 million antidilutive common stock equivalents for the years ended 2012 and 2011.

21.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Unrealized and realized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$55,418	$(71,623)	$(16,205)
Net gain/(loss) arising during the period, net of tax benefit of $46.6 million and tax expense of $16.8 million, respectively	(86,537)	31,161	(55,376)
Net losses realized on sale of securities reclassified to noninterest income, net of tax benefit of $1.0 million	1,822	—	1,822
Amortization of prior service cost reclassified to other noninterest expense, net of tax expense of $0.0 million.	—	(1)	(1)
Amortization of actuarial gain, net of tax expense of $1.6 million	—	2,884	2,884
Balance at the end of the period	$(29,297)	$(37,579)	$(66,876)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the year ended December 31, 2013:

	Year Ended December 31, 2013	Statement of Income line item presentation
Realized (gains) losses on sale of securities	$2,803	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(981)	Income tax expense (benefit)
Reclassified amount, net of tax	$1,822

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2013 and 2012, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the "Capital Resources" section of Management's Discussion and Analysis of financial condition and results of operations.

	Consolidated
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2013	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$2,281,812	13.98%	>	$1,305,667	8.00%	>	$1,632,083	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,882,725	11.54%	>	$652,833	4.00%	>	$979,250	6.00%
Tier I Capital
(to Average Assets)	$1,882,725	8.15%	>	$923,887	4.00%	>	$1,154,858	5.00%
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2012	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,325,971	12.50%	>	$848,627	8.00%	>	$1,060,783	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,193,188	11.25%	>	$424,313	4.00%	>	$636,470	6.00%
Tier I Capital
(to Average Assets)	$1,193,188	8.43%	>	$566,212	4.00%	>	$707,765	5.00%

At December 31, 2013 and 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In Management's opinion, there are no conditions or events since the OCC's notification that have changed the Bank's categorization as "well-capitalized."

	Bank Only
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2013	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$2,122,124	13.02%	>	$1,303,579	8.00%	>	$1,629,473	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,978,140	12.14%	>	$651,789	4.00%	>	$977,684	6.00%
Tier I Capital
(to Average Assets)	$1,978,140	8.58%	>	$922,312	4.00%	>	$1,152,890	5.00%
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2012	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,158,312	10.93%	>	$847,694	8.00%	>	$1,059,618	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,030,585	9.73%	>	$423,847	4.00%	>	$635,771	6.00%
Tier I Capital
(to Average Assets)	$1,030,585	7.29%	>	$565,414	4.00%	>	$706,768	5.00%

FirstMerit Mortgage Corporation, a subsidiary of the Corporation, is subject to net worth requirements issued by HUD. Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on FirstMerit Mortgage Corporation's operations.

The minimum net worth requirement of HUD at December 31, 2013 and 2012 was $1.0 million and $1.0 million, respectively. FirstMerit Mortgage Corporations' net worth significantly exceeded the HUD requirements at December 31, 2013 and 2012.

23.     Subsequent Events

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

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

FirstMerit Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on Management’s best estimates and judgments. The Management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting that are designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles .

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed FirstMerit Corporation's system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in "Internal Control---Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (1992 Framework). Based on this assessment, Management concludes that, as of December 31, 2013, its system of internal control over financial reporting met those criteria and was effective.

The effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL

Chairman, President and Chief	Senior Executive Vice President and

Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of FirstMerit Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
February 25, 2014

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited FirstMerit Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). FirstMerit Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, FirstMerit Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
February 25, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2013 were effective.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 207 of this Annual Report on Form 10-K, Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in "Internal Control – Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2013, its system of internal control over financial reporting met those criteria and is effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the 2014 Annual Meeting of Shareholders (the "2014 Annual Meeting") is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's definitive proxy statement relating to the 2014 Annual Meeting to be filed with the SEC ("FirstMerit's 2014 Proxy Statement").

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption "Executive Officers of the Registrant" included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2014 Proxy Statement.

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

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2014 Proxy Statement. These procedures have not materially changed from those described in FirstMerit's definitive proxy materials for the 2013 Annual Meeting of Shareholders held on April 5, 2013.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2014 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2014 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "The Compensation Committee Report" in FirstMerit's 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2014 Proxy Statement.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities available for grant for Options, Warrants and Rights (c)
Equity Compensation Plans Approved by Security Holders
1999	108,711	$26.92	—
2002	843,686	26.13	—
2002D	57,855	24.43	—
2006	295,345	24.06	1,905,701
2006D	66,990	21.65	—
2011	—	—	2,683,932
Republic Bancorp 1998 Stock Option Plan	32	233.26	68
Citizens Republic Bancorp Stock Compensation Plan	24,000	218.01	1,897,326
Total	1,396,619		6,487,027

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2014 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit's 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable disclosure to be included in the Corporation's 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following financial statements and the auditor's reports thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheet as of December 31, 2013 and 2012;

Consolidated Statement of Income for Years ended December 31, 2013, 2012 and 2011;

Consolidated Statement of Changes in Shareholders' Equity for Years ended December 31, 2013, 2012 and 2011;

Consolidated Statement of Cash Flows for Years ended December 31, 2013, 2012 and 2011;

Notes to Consolidated Financial Statements for Years ended December 31, 2013, 2012 and 2011;

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

3.1
Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended January 28, 2013 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by FirstMerit Corporation on May 3, 2013 (File No. 001-11267)).

3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010).

4.1
Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.2
First Supplemental Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.3
First Supplemental Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.4
Deposit Agreement, dated as of February 4, 2013, by and between FirstMerit Corporation and American Stock Transfer & Trust Company, LLC, as Depositary (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

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

10.9*
Firstmerit Corporation Director Deferred Compensation Plan, Amended and Restated Effective as of December 12, 2012 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by FirstMerit Corporation on February 28, 2013 (File No. 001-11267).

10.10*
Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.11*
Republic Bancorp Inc. 1998 Stock Option Plan  (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519)

10.12*
2008 Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

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

10.19*
Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2012)  (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519)

10.20*
Form of Amended and Restated Change in Control Termination Agreement (Tier 1) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

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

10.33
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

10.34*	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).
10.35
Distribution Agency Agreement, dated March 3, 2010, between FirstMerit Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).

10.36
Distribution Agency Agreement, dated March 3, 2010, between FirstMerit Corporation and RBC Capital Markets Corporation (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).

10.37
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

10.38
FirstMerit Bank Cash-Settled Value Appreciation Instrument, dated May 14, 2010 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).

10.39*
Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.40*
Form of Employee Restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.41*
Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.42*	FirstMerit Corporation 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).
10.43*
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Section 16 Officers) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.44*
Amended and Restated FirstMerit Corporation Executive Cash Annual Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.45*
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Directors) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed by FirstMerit Corporation on July 29, 2011).

10.46*
FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors. (incorporated by reference from Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed by FirstMerit Corporation on November 2, 2012).

10.47*
First Amendment to the Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.48*	First Amendment to the Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).
10.49*
Securities Purchase Agreement, dated as of February 19, 2013, by and among the United States Department of the Treasury, FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form S-4/A filed by FirstMerit Corporation on February 21, 2013 (Registration No. 333-18521))

10.50*
Amendment to the FirstMerit Corporation Amended and Restated Supplemental Executive Retirement Plan, dated December 20, 2013 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 20, 2013 (File No. 001-11267)).

10.51*	FirstMerit Corporation 2013 Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 5, 2013 (File No. 001-11267)).
12	Computations of Consolidated Ratios of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of FirstMerit (filed herewith).
23	Consent of Ernst & Young LLP (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit (furnished herewith).
101.1
The following financial information from FirstMerit Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 25th day of February, 2014.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig	/s/ Terrence E. Bichsel
Paul G. Greig Chairman, President, Chief Executive Officer and Director (principal executive officer)	Terrence E. Bichsel Senior Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Lizabeth Ardisana*	/s/ Robert S. Cubbin*
Lizabeth Ardisana Director	Robert S. Cubbin Director

/s/ Steven H. Baer*	/s/ Gina D. France*
Steven H. Baer Director	Gina D. France Director

/s/ Karen S. Belden*	/s/ Terry L. Haines*
Karen S. Belden Director	Terry L. Haines Director

/s/ R. Cary Blair*	/s/ J. Michael Hochschwender*
R. Cary Blair Director	J. Michael Hochschwender Director

/s/ John C. Blickle*	/s/ Clifford J. Isroff*
John C. Blickle Director	Clifford J. Isroff Director

/s/ Robert W. Briggs*	/s/ Philip A. Lloyd, II*
Robert W. Briggs Director	Philip A. Lloyd, II Director

/s/ Richard Colella*	/s/ Russ M. Strobel*
Richard Colella Director	Russ M. Strobel Director

*The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/ Carlton E. Langer
Dated:	February 25, 2014	Carlton E. Langer, Executive Vice President, Chief Legal Officer and Corporate Secretary