Form 10-Q
period 2014-03-31
FIRSTMERIT CORP /OH/
filed 2014-05-05
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 4/25/2014
Common Stock, no par value	165,353,916

Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Business Combinations	11
Note	3	Investment Securities	17
Note	4	Loans	27
Note	5	Allowance for Loan Losses	36
Note	6	Goodwill and Other Intangible Assets	55
Note	7	Shareholders' Equity	56
Note	8	Segment Information	57
Note	9	Derivatives and Hedging Activities	59
Note	10	Benefit Plans	64
Note	11	Fair Value Measurement	65
Note	12	Mortgage Servicing Rights and Mortgage Servicing Activity	78
Note	13	Contingencies and Guarantees	79
Note	14	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	83
Note	15	Subsequent Events	84
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.			85
Consolidated Financial Highlights			85
Highlights of First Quarter of 2014 Performance			86
Regulation and Supervision			89
	New Capital Rules		90
	Stress Testing		90
	Other Legislation		91
Non-GAAP Financial Measures			91
Results of Operations			97
	Average Tax-Equivalent Balance Sheets		97
	Net Interest Income		98
	Noninterest Income		100
	Noninterest Expense		101
	Income Taxes		101
Line of Business Results			102
Financial Condition			103
	Acquisitions		103
	Investment Securities		104
	Loans		106

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (unaudited) as well as in Management's Discussion & Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic BanCorp acquisition date of April 12, 2013	FHLB	Federal Home Loan Bank
ALCO	Asset/Liability Management Committee	FHLMC	Federal Home Loan Mortgage Corporation
ALL	Allowance for loan losses	FINRA	Financial Industry Regulatory Authority
AOCI	Accumulated other comprehensive income (loss)	FNMA	Federal National Mortgage Association
ASC	Accounting standards codification	FRAP	Fixed Rate Advantage Program
ASU	Accounting standards update	FRB	Federal Reserve Bank
Bank	FirstMerit Bank N.A.	GAAP	United States generally accepted accounting principles
Basel I	Basel Committee's 1988 Capital Accord	GSE	Government sponsored enterprise
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	ISDA	International Swaps and Derivatives Association
Basel Committee	Basel Committee on Banking Supervision	LIBOR	London Interbank Offered Rate
BHC	Bank holding company	Management	FirstMerit Corporation's Management
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed securities
CFPB	Bureau of Consumer Financial Protection	MSRs	Mortgage servicing rights
Citizens	Citizens Republic Bancorp Inc.	NYSE	New York Stock Exchange
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	OCC	Office of the Comptroller of the Currency
CME Group Inc.	Chicago Mercantile Exchange	OCI	Other comprehensive income (loss)
CLO	Collateralized loan obligations	OREO	Other real estate owned
CMO	Collateralized mortgage obligations	OTTI	Other-than-temporary impairment
Common Stock	Common Shares, without par value	Parent Company	FirstMerit Corporation
Corporation	FirstMerit Corporation and its Subsidiaries	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	ROA	Return on average assets
DTA	Deferred tax asset	ROE	Return on average equity
DTL	Deferred tax liability	SEC	United States Securities and Exchange Commission
EPS	Earnings per share	TARP	Troubled Asset Relief Program
EVE	Economic value of equity	TDR	Troubled debt restructuring
FASB	Financial Accounting Standards Board	TE	Fully taxable equivalent
FDIC	The Federal Deposit Insurance Corporation	U.S. Treasury	United States Department of the Treasury
Federal Reserve	The Board of Governors of the Federal Reserve System

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands, except share data)	March 31,	December 31,	March 31,
(Unaudited, except for December 31, 2013)	2014	2013	2013
ASSETS
Cash and due from banks	$520,976	$571,171	$183,430
Interest-bearing deposits in banks	438,309	346,651	163,673
Total cash and cash equivalents	959,285	917,822	347,103
Investment securities:
Held-to-maturity	3,079,620	2,935,688	665,589
Available-for-sale	3,433,171	3,273,174	3,243,835
Other investments	148,446	180,803	140,984
Loans held for sale	7,143	11,622	14,459
Loans	14,608,613	14,300,972	9,676,802
Allowance for loan losses	(145,060)	(141,252)	(146,788)
Net loans	14,463,553	14,159,720	9,530,014
Premises and equipment, net	323,335	327,054	177,137
Goodwill	741,740	741,740	460,044
Intangible assets	79,819	82,755	6,055
Covered other real estate	59,848	65,234	70,267
Accrued interest receivable and other assets	1,202,701	1,216,416	616,997
Total assets	$24,498,661	$23,912,028	$15,272,484
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,595,899	$5,459,029	$3,360,841
Interest-bearing	3,081,658	3,026,735	1,371,359
Savings and money market accounts	8,750,182	8,587,167	5,890,369
Certificates and other time deposits	2,383,935	2,460,670	1,303,198
Total deposits	19,811,674	19,533,601	11,925,767
Federal funds purchased and securities sold under agreements to repurchase	926,195	851,535	826,855
Wholesale borrowings	349,277	200,600	136,003
Long-term debt	324,430	324,428	249,921
Accrued taxes, expenses and other liabilities	344,119	298,970	379,088
Total liabilities	21,755,695	21,209,134	13,517,634
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	3,000	3,000	—
Common Stock, without par value; authorized 300,000,000 shares; issued: March 31, 2014 and December 31, 2013 - 170,183,540 shares; March 31, 2013 - 115,121,731 shares	127,937	127,937	127,937
Capital surplus	1,393,749	1,390,643	472,975
Accumulated other comprehensive loss	(55,504)	(66,876)	(24,119)
Retained earnings	1,303,626	1,277,975	1,214,889
Treasury stock, at cost: March 31, 2014 - 5,096,157 December 31, 2013 - 5,127,332 shares; March 31, 2013 - 5,375,905 shares	(129,842)	(129,785)	(136,832)
Total shareholders' equity	2,742,966	2,702,894	1,754,850
Total liabilities and shareholders' equity	$24,498,661	$23,912,028	$15,272,484

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands except for per share data)	Three Months Ended March 31,
(Unaudited)	2014	2013
Interest income:
Loans and loans held for sale	$170,514	$98,672
Investment securities:
Taxable	32,022	19,239
Tax-exempt	5,340	4,045
Total investment securities interest	37,362	23,284
Total interest income	207,876	121,956
Interest expense:
Deposits:
Interest bearing	737	318
Savings and money market accounts	5,559	5,315
Certificates and other time deposits	2,464	2,063
Securities sold under agreements to repurchase	197	313
Wholesale borrowings	1,129	850
Long-term debt	3,890	1,748
Total interest expense	13,976	10,607
Net interest income	193,900	111,349
Provision for loan losses	14,536	9,946
Net interest income after provision for loan losses	179,364	101,403
Noninterest income:
Trust department income	9,748	5,741
Service charges on deposits	16,648	12,585
Credit card fees	12,152	10,222
ATM and other service fees	5,819	3,335
Bank owned life insurance income	3,582	4,897
Investment services and insurance	3,516	2,415
Investment securities gains/(losses), net	56	(9)
Loan sales and servicing income	3,730	7,863
Other operating income	12,019	10,343
Total noninterest income	67,270	57,392
Noninterest expense:
Salaries, wages, pension and employee benefits	89,013	57,906
Net occupancy expense	17,014	8,282
Equipment expense	11,911	7,349
Stationery, supplies and postage	4,108	2,096
Bankcard, loan processing and other costs	10,834	7,840
Professional services	5,359	5,410
Amortization of intangibles	2,936	317
FDIC insurance expense	5,971	3,526
Other operating expense	22,185	13,420
Total noninterest expense	169,331	106,146
Income before income tax expense	77,303	52,649
Income tax expense	23,848	15,303
Net income	53,455	37,346
Less: income allocated to participating shareholders	380	380
Preferred Stock dividends	1,469	930
Net income attributable to common shareholders	$51,606	$36,036
Net income used in diluted EPS calculation	$51,606	$36,036
Weighted average number of common shares outstanding - basic	165,060	109,689
Weighted average number of common shares outstanding - diluted	166,004	110,238
Basic earnings per common share	$0.31	$0.33
Diluted earnings per common share	$0.31	$0.33
Dividend per common share	$0.16	$0.16

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Three Months Ended March 31, 2014
	Pre-tax	Tax	After-tax
Net Income	$77,303	$23,848	$53,455
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	18,044	6,315	11,729
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(494)	(173)	(321)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(56)	(20)	(36)
Net change in unrealized gains/(losses) on securities available for sale	17,494	6,122	11,372
Total other comprehensive gains/(losses)	17,494	6,122	11,372
Comprehensive income	$94,797	$29,970	$64,827

(In thousands) (Unaudited)	Three Months Ended March 31, 2013
	Pre-tax	Tax	After-tax
Net Income	$52,649	$15,303	$37,346
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(11,633)	(4,072)	(7,561)
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(552)	(193)	(359)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	9	3	6
Net change in unrealized gains/(losses) on securities available for sale	(12,176)	(4,262)	(7,914)
Total other comprehensive gains/(losses)	(12,176)	(4,262)	(7,914)
Comprehensive income	$40,473	$11,041	$29,432

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2012	$—	$127,937	$—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—		—	—	37,346	—	37,346
Other comprehensive income	—	—	—	—	(7,914)	—	—	(7,914)
Comprehensive income	—	—	—	—	(7,914)	37,346	—	29,432
Cash dividends - Preferred Stock	—	—	—	—	—	(930)	—	(930)
Cash dividends - Common Stock ($0.16 per share)	—	—	—	—	—	(17,377)	—	(17,377)
Nonvested (restricted) shares granted (122,834 shares)	—	—	—	(2,270)	—	—	2,270	—
Restricted stock activity (25,824 shares)	—	—	—	606	—	—	(625)	(19)
Deferred compensation trust (113,049 increase in shares)	—	—	—	118	—	—	(118)	—
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,430)	—	—	—	96,570
Balance at March 31, 2013	$100,000	$127,937	$—	$472,975	$(24,119)	$1,214,889	$(136,832)	$1,754,850

Balance at December 31, 2013	$100,000	$127,937	3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	53,455	—	53,455
Other comprehensive income	—	—	—	—	11,372	—	—	11,372
Comprehensive income	—	—	—	—	11,372	53,455	—	64,827
Cash dividends - Preferred Stock	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends - Common Stock ($0.16 per share)	—	—	—	—	—	(26,335)	—	(26,335)
Nonvested (restricted) shares granted (82,241 shares)	—	—	—	(1,485)	—	—	1,485	—
Restricted stock activity (51,066 shares)	—	—	—	419	—	—	(1,136)	(717)
Deferred compensation trust (1,967 decrease in shares)	—	—	—	406	—	—	(406)	—
Share-based compensation	—	—	—	3,766	—	—	—	3,766
Balance as of March 31, 2014	$100,000	$127,937	$3,000	$1,393,749	$(55,504)	$1,303,626	$(129,842)	$2,742,966

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$53,455	$37,346
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	14,536	9,946
Provision/(benefit) for deferred income taxes	3,081	(4,903)
Depreciation and amortization	9,319	5,630
Benefit attributable to FDIC loss share	4,824	5,539
Accretion of acquired loans	(37,965)	(15,511)
Accretion of income for lease financing	(952)	(915)
Amortization and accretion of investment securities, net
Available for sale	1,949	3,135
Held to maturity	2,089	1,308
(Gains)/losses on sales and calls of available-for-sale investment securities, net	(56)	9
Originations of loans held for sale	(61,109)	(140,723)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	66,904	154,143
Gains on sales of loans, net	(1,316)	(4,196)
Amortization of intangible assets	2,936	317
Recognition of stock compensation expense	3,766	1,972
Net decrease (increase) in other assets	6,506	(7,451)
Net increase in other liabilities	26,800	4,047
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,767	49,693
Investing Activities
Proceeds from sale of investment securities
Available for sale	7,809	25,674
Other	32,486	—
Held to maturity	2,495	—
Proceeds from prepayments, calls, and maturities of investment securities
Available for sale	112,747	173,778
Held to maturity	61,734	17,010
Purchases of investment securities
Available for sale	(245,403)	(405,053)
Held to maturity	(214,611)	(61,773)
Other	(142)	(280)
Net (increase)/decrease in loans and leases	(277,708)	77,681
Purchases of premises and equipment	(16,859)	(1,753)
Sales of premises and equipment	11,259	135
NET CASH USED BY INVESTING ACTIVITIES	(526,193)	(174,581)
Financing Activities
Net increase in demand accounts	191,793	106,155
Net increase in savings and money market accounts	163,015	132,246
Net decrease in certificates and other time deposits	(76,735)	(72,059)
Net increase/(decrease) in securities sold under agreements to repurchase	74,660	(277,670)
Proceeds from issuance of subordinated debt	—	247,941
Net increase/(decrease) in wholesale borrowings	148,677	(880)
Net proceeds from issuance of preferred stock	—	96,570
Cash dividends - common	(26,335)	(17,377)
Cash dividends - preferred	(1,469)	(930)
Restricted stock activity	(717)	(19)
NET CASH PROVIDED BY FINANCING ACTIVITIES	472,889	213,977
Increase in cash and cash equivalents	41,463	89,089
Cash and cash equivalents at beginning of year	917,822	258,014
Cash and cash equivalents at end of year	$959,285	$347,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest expense	$11,140	$9,269
Federal income taxes	—	—

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 401 banking offices in the Ohio, Michigan, Wisconsin, Illinois and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.    Summary of Significant Accounting Policies

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Acronyms and Abbreviations.

Basis of Presentation - FirstMerit Corporation is a BHC whose principal asset is the Common Stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, and FirstMerit Risk Management, Inc., FMT, Inc.,. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Corporation conform to GAAP and to general practices within the financial services industry.

The Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of March 31, 2014 and 2013 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2013 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

    Recently Adopted Accounting Standards

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 do not change the existing accounting methods, but permit reporting entities to make an accounting policy election to account for their investments in qualified affordable projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

to all periods presented. The Corporation early adopted ASU 2014-01 in the first quarter of 2014. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $1.0 million in the first quarter 2014 and $0.8 million and first quarter 2013.

Recently Issued Accounting Standards

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

The Citizens transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Per the applicable accounting guidance for business combinations, these fair values were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

The following table provides the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are based on third-party valuations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Purchase Price:
FirstMerit shares of Common Stock issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643
Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment securities	3,202,575
Loans	4,617,004
Premises and equipment	138,536
Intangible assets	84,774	(a)
Accrued interest receivable and other assets	681,100
Total assets	$9,268,369
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	80,842
Total liabilities	$8,266,420
Net identifiable assets acquired			1,001,949
Goodwill			$281,694

(a) Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful lives for which the core deposit intangibles and the trust relationships are being amortized over is 15 years and 12 years, respectively.

The fair values presented in the above table reflect additional information that the Corporation obtained during the three months ended March 31, 2014, which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of other assets increased $1.1 million, and the estimated fair value of other liabilities increased $3.0 million. These revised fair value estimates resulted in a net increase to goodwill of $1.9 million to $281.7 million, which is recognized in the Consolidated Balance Sheets as of March 31, 2014. In total, goodwill has increased $7.4 million from the Acquisition Date to March 31, 2014, the end of the measurement period.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Corporation's subsequent income tax filings. These carryovers were comprised of DTA of $313.0 million and DTL of $51.3 million for a net DTA carryover of $261.7 million. This net DTA includes $224.8 million of net operating loss and tax credit carryovers. The carryover of these tax attributes is subject to limitation as to the tax period in which they can be used to reduce future tax payments. The amounts recorded are expected to be substantially used by 2016, however, some will continue to carryover until 2032. These tax attribute benefits

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

will also be subject to regulatory capital adjustments until fully utilized. An additional net DTA of $87.6 million was established on the Acquisition Date as a result of the purchase accounting fair value adjustments resulting in a total net DTA on the Acquisition Date of $349.3 million.

The following table summarizes the fair value of both acquired impaired and nonimpaired loans by product type as of the Acquisition Date.

(In thousands)	Acquired Impaired Loans	Acquired Nonimpaired Loans	Acquired Loans Total
Commercial
C&I	$93,735	$1,660,199	$1,753,934
CRE	378,569	359,066	737,635
Construction	13,399	17,135	30,534
Total commercial	485,703	2,036,400	2,522,103
Consumer
Residential mortgages	232,291	278,404	510,695
Installment	54,108	1,165,235	1,219,343
Home equity lines	47,613	317,250	364,863
Total consumer	334,012	1,760,889	2,094,901
Total	$819,715	$3,797,289	$4,617,004

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

For acquired nonimpaired loans, the difference between the Acquisition Date fair value and the contractual amounts due at the Acquisition Date represents the fair value adjustment. The fair value adjustment may be a discount (or premium) to an individual loan's cost basis and is accreted (or amortized) to interest income over the loan's remaining life using the level yield method. Acquired nonimpaired loans are reported net of the unamortized fair value adjustment. The fair value adjustment for acquired nonimpaired loans as of the Acquisition Date is presented in the following table.

(In thousands)	Acquired Nonimpaired Loans
Outstanding balance	$4,017,304
Less: Fair value adjustment	220,015
Fair value of acquired nonimpaired loans	$3,797,289

The table below details contractually required payments, cash flows not expected to be collected and cash flows expected to be collected on acquired nonimpaired loans as of the Acquisition Date.

(In thousands)	Acquired Nonimpaired Loans
Contractually required payments including interest (a)	$4,955,180
Less: Contractual cash flows not expected to be collected	680,664
Cash flows expected to be collected	$4,274,516

(a) Total undiscounted amounts of all uncollected contractual principal and interest, including any fees and penalties, both past due and scheduled for the future, assuming no loss or prepayment.

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

Total outstanding acquired impaired loans as of the Acquisition Date were $1.1 billion. A reconciliation of the contractual required payments to the fair value of the acquired impaired loans at the Acquisition Date is as follows:

(In thousands)	Acquired Impaired Loans
Contractually required payments including interest (a)	$1,231,172
Nonaccretable difference (b)	(279,899)
Cash flows expected to be collected (c)	951,273
Accretable yield (d)	(131,558)
Fair value of loans acquired	$819,715

(a) Total undiscounted amounts of all uncollected contractual principal and interest, including any fees and penalties, both past due and scheduled for the future, assuming no loss or prepayment.
(b) The nonaccretable difference represents, as of the Acquisition Date, the amount of contractually required payments, including interest, that are not expected to be collected based on estimated credit losses and other factors, such as prepayments.
(c) Represents the estimate, at Acquisition Date, of the amount and timing of undiscounted principal, interest, and other cash flows expected to be collected. This estimate includes the effect of anticipated prepayments.
(d) The accretable yield represents the excess of cash flows expected at Acquisition Date over the estimated fair value and is recognized as interest income over the remaining life of the loan using the level yield method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The Corporation also assumed obligations under junior subordinated debentures at fair value in the amount of $74.5 million, payable to two unconsolidated trusts that issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. The variable interest rate junior subordinated debenture has a maturity date of June 26, 2033 and bears interest at an annual rate equal to the three-month LIBOR plus 3.10% and adjusts on a quarterly basis not to exceed 11.75%. The junior subordinated debenture is an unsecured obligation of the Corporation and is junior in right of payment to all future senior indebtedness of the Corporation. The Corporation has guaranteed that interest payments on the junior subordinated debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital; however, a final rule on Basel III, which became effective in January 2014, phases out trust preferred securities from qualifying as Tier 1 Capital beginning January 1, 2015, with complete elimination by January 1, 2016. The fixed 7.50% interest rate junior subordinated debenture has a maturity date of September 15, 2066 and is listed on the NYSE (NYSE symbol CTZ-PA). Interest is payable quarterly in arrears and became callable on September 15, 2011.

The Corporation also assumed long-term repurchase agreements with a fair value amount of $115.0 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, all of these these long-term repurchase agreements were terminated.

The operating results of the Corporation for the three months ended March 31, 2014 include the operating results of the acquired assets and assumed liabilities. The operations of the Wisconsin and Michigan geographic area, which primarily includes the acquired operations of Citizens, provided approximately $71.7 million in interest income, and approximately $24.0 million in net income for the three months ended March 31, 2014. These amounts are included in the Corporation's consolidated financial statements for the three months ended March 31, 2014.

Merger-related charges of $1.0 million were recorded in the Consolidated Statements of Income for the three months ended March 31, 2014. These costs were primarily composed of professional service fees.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2013, as if the acquisition had occurred on January 1, 2013. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan marks, which makes up the vast majority of the adjustments, followed by intangible assets amortization, investment securities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

amortization, fixed assets depreciation and deposit accretion. In addition, $3.6 million in merger-related expenses are included in the pro forma information for the three months ended March 31, 2013. The Corporation expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Three Months Ended
(In thousands)	March 31, 2013
Total revenue, net of interest expense	$237,067
Net income	62,868

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

	March 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$245,534	$7,541	$(2,095)	$250,980
Residential mortgage-backed securities:
U.S. government agencies	1,013,085	21,415	(10,506)	1,023,994
Commercial mortgage-backed securities:
U.S. government agencies	87,258	36	(2,161)	85,133
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,586,051	3,857	(41,804)	1,548,104
Non-agency	8	—	—	8
Commercial collateralized mortgage-backed securities:
U.S. government agencies	173,951	331	(1,813)	172,469
Asset-backed securities:
Collateralized loan obligations	297,293	958	(3,692)	294,559
Corporate debt securities	61,610	—	(10,022)	51,588
Total debt securities	3,464,790	34,138	(72,093)	3,426,835
Equity securities
Marketable equity securities	3,055	—	—	3,055
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,336	—	—	6,336
Total securities available for sale	$3,471,126	$34,138	$(72,093)	$3,433,171
Securities held-to-maturity
Debt securities
U.S. treasuries	$4,999	$6	$—	$5,005
U.S. government agency debentures	25,000	—	(1,117)	23,883
U.S. states and political subdivisions	517,221	159	(7,186)	510,194
Residential mortgage-backed securities:
U.S. government agencies	644,820	2,311	(8,584)	638,547
Commercial mortgage-backed securities:
U.S. government agencies	56,339	32	(877)	55,494
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,488,641	—	(64,734)	1,423,907
Commercial collateralized mortgage-backed securities:
U.S. government agencies	249,688	138	(9,749)	240,077
Corporate debt securities	92,912	437	(295)	93,054
Total securities held to maturity	$3,079,620	$3,083	$(92,542)	$2,990,161

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$258,787	$7,376	$(3,796)	$262,367
Residential mortgage-backed securities:
U.S. government agencies	962,687	21,662	(14,427)	969,922
Commercial mortgage-backed securities:
U.S. government agencies	72,048	7	(2,488)	69,567
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,262	4,199	(52,068)	1,518,393
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	104,152	273	(2,157)	102,268
Asset-backed securities
Collateralized loan obligations	297,259	760	(4,332)	293,687
Corporate debt securities	61,596	—	(10,952)	50,644
Total debt securities	3,322,800	34,277	(90,220)	3,266,857
Equity securities
Marketable equity securities	3,036	—	—	3,036
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,317	—	—	6,317
Total securities available for sale	$3,329,117	$34,277	$(90,220)	$3,273,174
Securities held-to-maturity
Debt securities
U.S. Treasuries	$5,000	$4	$—	$5,004
U.S. government agencies debentures	25,000	—	(1,348)	23,652
U.S. states and political subdivisions	480,703	5,335	(10,459)	475,579
Residential mortgage-backed securities
U.S. government agencies	569,960	1,108	(11,617)	559,451
Commercial mortgage-backed securities:
U.S. government agencies	56,596	—	(1,190)	55,406
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,464,732	—	(81,818)	1,382,914
Commercial collateralized mortgage-backed securities:
U.S. government agencies	240,069	6	(11,052)	229,023
Corporate debt securities	93,628	308	(725)	93,211
Total securities held to maturity	$2,935,688	$6,761	$(118,209)	$2,824,240

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$249,750	$13,646	$(790)	$262,606
Residential mortgage-backed securities:
U.S. government agencies	1,109,905	43,084	(663)	1,152,326
Commercial mortgage-backed securities:
U.S. government agencies	58,827	406	(659)	58,574
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,591,341	16,292	(2,354)	1,605,279
Non-agency	11	—	—	11
Commercial collateralized mortgage-backed securities:
U.S. government agencies	108,658	2,291	(347)	110,602
Corporate debt securities	61,555	—	(10,330)	51,225
Total debt securities	3,180,047	75,719	(15,143)	3,240,623
Equity Securities
Marketable equity securities	3,212	—	—	3,212
Non-marketable equity securities	—	—	—	—
Total equity securities	3,212	—	—	3,212
Total securities available for sale	$3,183,259	$75,719	$(15,143)	$3,243,835
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$292,689	$5,041	$(244)	$297,486
Commercial mortgage-backed securities:
U.S. government agencies	40,413	774	—	41,187
Residential collateralized mortgage-backed securities:
U.S. government agencies	137,839	680	—	138,519
Commercial collateralized mortgage-backed securities:
U.S. government agencies	98,887	385	(339)	98,933
Corporate debt securities	95,761	1,615	—	97,376
Total securities held to maturity	$665,589	$8,495	$(583)	$673,501

The Corporation's U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. The amortized cost and fair value of the Corporation's portfolio of general obligation bonds are summarized by U.S. state in the tables below. As illustrated in the tables below, the aggregate fair value of the Corporation's general obligation bonds was greater than $10.0 million in eleven of the thirty-seven U.S. states in which it holds investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	March 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	153	$1,033	$159,883	$158,074
Michigan	171	789	135,588	134,965
Illinois	72	1,496	107,451	107,717
Wisconsin	87	683	58,635	59,428
Texas	68	779	52,807	52,941
Pennsylvania	51	969	50,579	49,428
Minnesota	42	672	27,925	28,213
Washington	30	940	28,292	28,210
New Jersey	37	744	26,844	27,518
Missouri	19	1,012	18,904	19,232
New York	22	594	13,046	13,075
Other	129	634	82,317	81,807
Total general obligation bonds	881	$863	$762,271	$760,608

(Dollars in thousands)	December 31, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	154	$1,041	$159,674	$160,265
Michigan	166	744	122,198	123,571
Illinois	75	1,314	96,863	98,521
Wisconsin	87	645	54,921	56,152
Texas	69	771	54,295	53,204
Pennsylvania	51	891	48,319	45,451
Minnesota	45	663	29,840	29,816
Washington	30	930	28,393	27,906
New Jersey	38	722	27,101	27,440
Missouri	20	969	19,253	19,382
New York	22	585	13,064	12,878
California	18	599	10,651	10,788
Other	115	631	74,918	72,572
Total general obligation bonds	890	$829	$739,490	$737,946

(Dollars in thousands)	March 31, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	196	$836	$159,345	$163,767
Illinois	87	732	61,359	63,718
Texas	75	648	47,513	48,606
Pennsylvania	60	803	47,493	48,186
Wisconsin	40	761	28,536	30,459
Minnesota	47	610	27,468	28,648
New Jersey	48	583	26,515	28,002
Michigan	32	842	26,059	26,959
Washington	27	787	20,499	21,240
Missouri	16	980	14,835	15,678
New York	23	495	11,028	11,381
California	18	566	9,720	10,194
Other	111	570	62,069	63,254
Total general obligation bonds	780	$718	$542,439	$560,092

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The Corporation owns one revenue bond with an estimated fair value of $0.6 million and an amortized cost of $0.5 million as of March 31, 2014. This bond was purchased in 1999, prior to the Corporation adopting an internal investment policy prohibiting purchases of revenue bonds. The revenue bond's maturity has been pre-refunded with U.S. treasuries. Pre-refunded municipal bonds are those that are backed by an escrow account and invested in U.S. Treasuries which is used to pay bondholders at maturity. Thus the revenue bond carries the credit risk of the U.S. Treasury.

The Corporation's investment policy states that municipal securities purchased are to be investment grade and allows for a 20% maximum portfolio concentration in municipal securities with a combined individual state to total municipal outstanding equal to or less than 25%. A municipal security is investment grade if (1) the security has a low risk of default by the obligor and (2) the full and timely payment of principal and interest is expected over the anticipated life of the instrument. The fact that a municipal security is rated by one nationally recognized credit rating agency is indicative, but not sufficient evidence, that a municipal security is investment grade. In all cases, the Corporation considers and documents within a security pre-purchase analysis factors such as capacity to pay, market and economic data, and such other factors as are available and relevant to the security or issuer. Factors to be considered in the ongoing monitoring of municipal securities and in the pre-purchase analysis include soundness of budgetary position, and sources, strength, and stability of tax or enterprise revenues. The Corporation also considers spreads to U.S. Treasuries on comparable bonds of similar credit quality, in addition to the above analysis, to assess whether municipal securities are investment grade. The Corporation performs a risk analysis for any security that is downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with the Corporation's credit department as well as third-party municipal credit analysts and review of the nationally recognized credit rating agency's analysis describing the downgrade.

The Corporation's evaluation of its municipal bond portfolio at March 31, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitute the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
FRB stock	$55,435	$55,294	$21,324
FHLB stock	92,547	125,032	119,145
Other	464	477	515
Total other investments	$148,446	$180,803	$140,984

FRB and FHLB stock are classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.4 billion, $3.2 billion and $2.7 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Three Months Ended March 31,
(In thousands)	2014	2013
Realized gains	$220	$—
Realized losses	(164)	(9)
Net securities (losses)/gains	$56	$(9)

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	March 31, 2014
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$32,307	$(937)	53	$17,231	$(1,158)	29	$49,538	$(2,095)
Residential mortgage-backed securities:
U.S. government agencies	399,152	(9,543)	28	15,013	(963)	3	414,165	(10,506)
Commercial mortgage-backed securities:
U.S. government agencies	63,129	(1,206)	8	16,891	(955)	2	80,020	(2,161)
Residential collateralized mortgage-backed securities:
U.S. government agencies	966,458	(28,054)	62	273,543	(13,750)	18	1,240,001	(41,804)
Commercial collateralized mortgage-backed securities:
U.S. Government agencies	90,804	(1,475)	8	6,014	(338)	2	96,818	(1,813)
Collateralized loan obligations:
Nonagency	201,854	(3,692)	28	—	—	—	201,854	(3,692)
Corporate debt securities	—	—	—	51,588	(10,022)	8	51,588	(10,022)
Total available-for-sale securities	$1,753,704	$(44,907)	187	$380,281	$(27,186)	63	$2,133,985	$(72,093)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,883	$(1,117)	1	$—	$—	—	$23,883	$(1,117)
U.S. states and political subdivisions	200,100	(3,913)	326	15,544	(353)	14	215,644	(4,266)
Residential mortgage-backed securities:
U.S. government agencies	295,148	(7,471)	16	19,730	(1,113)	1	314,878	(8,584)
Commercial mortgage-backed securities:
U.S. government agencies	50,533	(877)	8	—	—	—	50,533	(877)
Residential collateralized mortgage-backed securities:
U.S. government agencies	865,651	(36,383)	42	558,256	(28,350)	27	1,423,907	(64,733)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	200,487	(8,507)	18	19,459	(1,242)	2	219,946	(9,749)
Corporate debt securities	62,051	(295)	22	—	—	—	62,051	(295)
Total held-to-maturity securities	$1,697,853	$(58,563)	433	$612,989	$(31,058)	44	$2,310,842	$(89,621)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities:
U.S. states and political subdivisions	$38,039	$(1,996)	65	$14,157	$(1,800)	25	$52,196	$(3,796)
Residential mortgage-backed securities:
U.S. government agencies	434,761	(13,109)	35	14,890	(1,318)	2	449,651	(14,427)
Commercial mortgage-backed securities:
U.S. government agencies	33,387	(1,491)	5	16,944	(997)	2	50,331	(2,488)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,135,151	(44,775)	74	100,530	(7,293)	7	1,235,681	(52,068)
Nonagency	—	—	—	1	—	1	1	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	43,747	(2,055)	6	2,525	(102)	1	46,272	(2,157)
Collateralized loan obligations:
Nonagency	223,458	(4,332)	33	—	—	—	223,458	(4,332)
Corporate debt securities	—	—	—	50,644	(10,952)	8	50,644	(10,952)
Total available-for-sale securities	$1,908,543	$(67,758)	218	$199,691	$(22,462)	46	$2,108,234	$(90,220)
Securities held-to-maturity
Debt securities:
U.S. government agency debentures	$23,652	$(1,348)	1	$—	$—	—	$23,652	$(1,348)
U.S. states and political subdivisions	222,154	(10,276)	353	2,478	(183)	6	224,632	(10,459)
Residential mortgage-backed securities:
U.S. government agencies	422,192	(11,617)	22	—	—	1	422,192	(11,617)
Commercial mortgage-backed securities:
U.S. government agencies	48,831	(1,190)	8	—	—	—	48,831	(1,190)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,402,172	(82,558)	67	—	—	—	1,402,172	(82,558)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	189,606	(10,312)	18	—	—	—	189,606	(10,312)
Corporate debt securities	64,541	(725)	23	—	—	—	64,541	(725)
Total held-to-maturity securities	$2,373,148	$(118,026)	492	$2,478	$(183)	6	$2,375,626	$(118,209)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2013
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$33,648	$(790)	51	$—	$—	—	$33,648	$(790)
Residential mortgage-backed securities:
U.S. government agencies	45,345	(663)	5	—	—	—	45,345	(663)
Commercial mortgage-backed securities:
U.S. government agencies	30,799	(659)	3	—	—	—	30,799	(659)
Residential collateralized mortgage-backed securities:
U.S. government agencies	339,462	(2,354)	21	—	—	—	339,462	(2,354)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	44,219	(347)	6	—	—	—	44,219	(347)
Corporate debt securities	—	—	—	51,225	(10,330)	8	51,225	(10,330)
Total available-for-sale securities	$493,473	$(4,813)	86	$51,225	$(10,330)	8	$544,698	$(15,143)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$29,823	$(244)	54	$—	$—	—	$29,823	$(244)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	40,892	(339)	4	—	—	—	40,892	(339)
Total held-to-maturity securities	$70,715	$(583)	58	$—	$—	—	$70,715	$(583)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in OCI, net of tax.

The investment securities portfolio was in a net unrealized loss position of $38.0 million at March 31, 2014, compared to a net unrealized loss of $55.9 million at December 31, 2013 and a gain position of $60.6 million at March 31, 2013. Gross unrealized losses were $72.1 million as of March 31, 2014, compared to $90.2 million at December 31, 2013, and $15.1 million at March 31, 2013. As of March 31, 2014, gross unrealized losses are concentrated within agency MBS and corporate debt securities. The fair values of the agency MBSs have been impacted by the rising interest rate environment throughout 2013 relative to when they were purchased. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

The Corporation also holds $294.6 million of CLOs with a gross unrealized loss position of $3.7 million as of March 31, 2014. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations, and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2014. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$11,646	$2,534	$16,891	$8,242	$—	$—	$16,028	$—	$55,341	3.00%
Over one year through five years	—	—	59,834	828,815	19,184	1,388,933	8	143,597	8,511	—	2,448,882	2.24%
Over five years through ten years	—	—	147,395	192,645	49,058	150,929	—	28,872	270,020	—	838,919	2.97%
Over ten years	—	—	32,105	—	—	—	—	—	—	51,588	83,693	2.03%
Fair Value	$—	$—	$250,980	$1,023,994	$85,133	$1,548,104	$8	$172,469	$294,559	$51,588	$3,426,835	2.42%
Amortized Cost	$—	$—	$245,534	$1,013,085	$87,258	$1,586,051	$8	$173,951	$297,293	$61,610	$3,464,790
Weighted-Average Yield	—%	—%	5.13%	2.72%	1.92%	1.92%	3.62%	1.91%	2.66%	0.95%	2.42%
Weighted-Average Maturity	—	—	6.67	4.11	4.29	4.11	2.01	3.92	6.40	13.56	4.65

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$84,288	$—	$6,464	$—	$—	$—	$—	$—	$90,752	1.55%
Over one year through five years	—	5,005	45,655	503,761	15,047	1,223,694	—	120,440	—	93,054	2,006,656	1.86%
Over five years through ten years	23,883	—	195,434	134,786	33,983	200,213	—	119,637	—	—	707,936	2.68%
Over ten years	—	—	184,817	—	—	—	—	—	—	—	184,817	5.46%
Fair Value	$23,883	$5,005	$510,194	$638,547	$55,494	$1,423,907	$—	$240,077	$—	$93,054	$2,990,161	2.26%
Amortized Cost	$25,000	$4,999	$517,221	$644,820	$56,339	$1,488,641	$—	$249,688	$—	$92,912	$3,079,620
Weighted-Average Yield	1.43%	0.26%	4.74%	2.18%	2.05%	1.60%	—%	2.70%	—%	2.20%	2.26%
Weighted-Average Maturity	5.58	0.83	10.39	4.95	4.88	4.39	—	5.14	—	3.79	5.25

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

4.     Loans

    Loans outstanding as of March 31, 2014, December 31, 2013 and March 31, 2013, net of unearned income, consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Originated loans:
Commercial	$7,083,192	$6,648,279	$5,888,337
Residential mortgage	555,971	529,253	451,522
Installment	1,835,522	1,727,925	1,322,795
Home equity	946,802	920,066	812,458
Credit cards	147,917	148,313	140,721
Leases	257,509	239,551	164,137
Total originated loans (a)	10,826,913	10,213,387	8,779,970
Allowance for originated loan losses	(92,116)	(96,484)	(98,843)
Net originated loans	$10,734,797	$10,116,903	$8,681,127
Acquired loans:
Commercial	$1,562,878	$1,725,970	$—
Residential mortgage	446,374	470,652	—
Installment	943,354	1,004,569	—
Home equity	283,309	294,424	—
Total acquired loans	3,235,915	3,495,615	—
Allowance for acquired loan losses	(2,974)	(741)	—
Net acquired loans	$3,232,941	$3,494,874	$—
Covered loans:
Commercial	$341,267	$375,860	$621,188
Residential mortgage	49,411	50,679	58,627
Installment	5,531	6,162	8,081
Home equity	94,828	97,442	113,343
Loss share receivable	54,748	61,827	95,593
Total covered loans	545,785	591,970	896,832
Allowance for covered loan losses	(49,970)	(44,027)	(47,945)
Net covered loans	$495,815	$547,943	$848,887
Total loans:
Commercial	$8,987,337	$8,750,109	$6,509,525
Residential mortgage	1,051,756	1,050,584	510,149
Installment	2,784,407	2,738,656	1,330,876
Home equity	1,324,939	1,311,932	925,801
Credit cards	147,917	148,313	140,721
Leases	257,509	239,551	164,137
Loss share receivable	54,748	61,827	95,593
Total loans	14,608,613	14,300,972	9,676,802
Total allowance for loan losses	(145,060)	(141,252)	(146,788)
Total Net loans	$14,463,553	$14,159,720	$9,530,014

(a) Includes acquired FirstBank loans of $29.5 million, $49.2 million and $54.1 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $7.1 million, $6.6 million and $6.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition (See Note 2 (Business Combinations) for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related ALL. The acquired loans were segregated between those considered to be performing (“non-impaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting.

Total outstanding acquired impaired loans as of March 31, 2014 were $774.5 million. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2014:

(In thousands)	Three Months Ended March 31, 2014
Acquired Impaired Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$136,646	$601,000
Accretion	(11,741)	11,741
Net reclassifications from nonaccretable to accretable	19,514	—
Payments received, net	—	(55,542)
Disposals	(2,135)	—
Balance at end of period	$142,284	$557,199

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related ALL and are accounted for as acquired impaired loans. A loss share receivable was recorded at the Acquisition Date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans.

Changes in the loss share receivable associated with covered loans for the three months ended March 31, 2014 and 2013, respectively, were as follows:

Loss Share Receivable	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of period	$61,827	$113,734
Amortization	(5,863)	(8,104)
Increase due to impairment on covered loans	4,824	5,539
FDIC reimbursement	(5,087)	(10,549)
Covered loans paid in full	(953)	(5,027)
Balance at end of the period	$54,748	$95,593

Total outstanding covered impaired loans were $702.4 million and $1.0 billion as of March 31, 2014 and 2013, respectively. Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the three months ended March 31, 2014 and 2013:

Covered Impaired Loans	Three Months Ended March 31,
	2014		2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$67,282	$403,692	$113,288	$762,386
Accretion	(12,616)	12,616	(19,514)	19,514
Net reclassifications from non-accretable to accretable	6,057	—	10,569	—
Payments received, net	—	(51,820)	—	(125,230)
Disposals	2,280	—	(2,213)	—
Balance at end of period	$63,003	$364,488	$102,130	$656,670

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the ALL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of March 31, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$4,088	$561	$5,546	$10,195	$4,465,961	$4,476,156	$2,000	$6,388
CRE	13,549	3,644	7,999	25,192	2,222,093	2,247,285	804	20,679
Construction	369	—	—	369	359,382	359,751	—	55
Leases	—	—	—	—	257,509	257,509	—	—
Consumer
Installment	9,162	2,659	3,762	15,583	1,819,939	1,835,522	3,286	3,222
Home Equity Lines	1,644	444	902	2,990	943,812	946,802	509	1,653
Credit Cards	783	438	573	1,794	146,123	147,917	262	488
Residential Mortgages	9,632	1,882	8,455	19,969	536,002	555,971	4,999	10,963
Total	$39,227	$9,628	$27,237	$76,092	$10,750,821	$10,826,913	$11,860	$43,448
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$776	$720	$4,224	$5,720	$705,912	$711,632	$170	$241
CRE	5,356	3,639	21,995	30,990	806,886	837,876	5	1,259
Construction	—	650	—	650	12,720	13,370	—	—
Consumer
Installment	7,216	2,563	1,619	11,398	931,956	943,354	665	678
Home Equity Lines	3,606	811	3,596	8,013	275,296	283,309	1,078	1,090
Residential Mortgages	11,743	1,822	7,090	20,655	425,719	446,374	31	1,405
Total	$28,697	$10,205	$38,524	$77,426	$3,158,489	$3,235,915	$1,949	$4,673
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$1,744	$—	$11,867	$13,611	$51,641	$65,252	n/a	n/a
CRE	582	449	97,596	98,627	156,966	255,593	n/a	n/a
Construction	1,008	—	16,337	17,345	3,076	20,421	n/a	n/a
Consumer
Installment	—	—	—	—	5,531	5,531	n/a	n/a
Home Equity Lines	758	538	2,093	3,389	91,439	94,828	n/a	n/a
Residential Mortgages	8,374	435	5,872	14,681	34,731	49,412	n/a	n/a
Total	$12,466	$1,422	$133,765	$147,653	$343,384	$491,037	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $2.3 million of loans guaranteed by the U.S. government as of March 31, 2014.
(b) Excludes loss share receivable of $54.7 million as of March 31, 2014.
(c) Acquired and covered impaired loans were not classified as nonperforming assets at March 31, 2014 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$8,941	$994	$10,622	$20,557	$4,119,010	$4,139,567	$151	$11,323
CRE	4,507	2,400	9,688	16,595	2,153,192	2,169,787	460	14,229
Construction	351	21	66	438	338,487	338,925	—	122
Leases	902	—	—	902	238,649	239,551	—	—
Consumer
Installment	15,433	4,050	4,462	23,945	1,703,980	1,727,925	3,735	3,681
Home Equity Lines	1,864	918	965	3,747	916,319	920,066	418	1,819
Credit Cards	729	471	735	1,935	146,378	148,313	404	558
Residential Mortgages	19,858	2,072	9,350	31,280	497,973	529,253	6,008	10,471
Total	$52,585	$10,926	$35,888	$99,399	$10,113,988	$10,213,387	$11,176	$42,203

Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing ( c )	Loans ( c )
Commercial
C&I	$1,295	$862	$3,744	$5,901	$788,178	$794,079	$40	$795
CRE	5,603	5,281	26,366	37,250	881,395	918,645	403	651
Construction	2,675	—	—	2,675	10,571	13,246	—	—
Consumer
Installment	14,528	4,076	3,354	21,958	982,611	1,004,569	2,263	679
Home Equity Lines	4,774	1,933	3,606	10,313	284,111	294,424	1,039	1,300
Residential Mortgages	$3,918	$1,426	$8,063	$13,407	$457,245	$470,652	$403	$582
Total	$32,793	$13,578	$45,133	$91,504	$3,404,111	$3,495,615	$4,148	$4,007
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$836	$1,489	$12,957	$15,282	$60,955	$76,237	n/a	n/a
CRE	2,855	3,443	103,077	109,375	164,219	273,594	n/a	n/a
Construction	2,191	1,917	20,388	24,496	1,533	26,029	n/a	n/a
Consumer
Installment	33	—	—	33	6,130	6,163	n/a	n/a
Home Equity Lines	544	1,467	1,651	3,662	93,780	97,442	n/a	n/a
Residential Mortgages	7,463	1,565	5,165	14,193	36,485	50,678	n/a	n/a
Total	$13,922	$9,881	$143,238	$167,041	$363,102	$530,143	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $2.1 million of loans guaranteed by the U.S. government as of December 31, 2013.
(b) Excludes loss share receivable of $61.8 million as of December 31, 2013.
(c) Acquired and covered impaired loans were not classified as nonperforming assets at December 31, 2013 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2013
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$3,828	$1,372	$4,188	$9,388	$3,373,236	$3,382,624	$—	$8,274
CRE	2,872	3,766	11,364	18,002	2,176,986	2,194,988	1,683	15,130
Construction	—	—	1,134	1,134	309,591	310,725	1,058	439
Leases	—	—	—	—	164,137	164,137	—	—
Consumer
Installment	7,797	2,643	4,932	15,372	1,307,423	1,322,795	4,321	4,697
Home Equity Lines	1,338	496	1,311	3,145	809,313	812,458	459	2,275
Credit Cards	825	580	773	2,178	138,543	140,721	364	510
Residential Mortgages	11,375	2,732	5,921	20,028	431,494	451,522	4,508	9,484
Total	$28,035	$11,589	$29,623	$69,247	$8,710,723	$8,779,970	$12,393	$40,809

Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$1,685	$1,038	$21,343	$24,066	$87,357	$111,423	n/a	n/a
CRE	2,617	13,964	161,256	177,837	290,125	467,962	n/a	n/a
Construction	—	—	36,157	36,157	5,646	41,803	n/a	n/a
Consumer
Installment	20	—	41	61	8,020	8,081	n/a	n/a
Home Equity Lines	1,567	119	1,881	3,567	109,776	113,343	n/a	n/a
Residential Mortgages	9,849	724	6,509	17,082	41,545	58,627	n/a	n/a
Total	$15,738	$15,845	$227,187	$258,770	$542,469	$801,239	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $3.5 million of loans guaranteed by the U.S. government as of March 31, 2013.
(b) Excludes loss share receivable of $95.6 million as of March 31, 2013.
(c) Covered impaired loans were not classified as nonperforming assets at March 31, 2013 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered impaired loans. These asset quality disclosures are, therefore, not applicable to covered impaired loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of March 31, 2014
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$28,610	$240	$299	$8,452
Grade 2	135,574	3,797	—	3,620
Grade 3	940,937	329,377	24,731	58,397
Grade 4	3,276,975	1,823,877	332,227	179,795
Grade 5	61,507	39,245	259	6,857
Grade 6	32,553	50,749	2,235	388
Grade 7	—	—	—	—
Total	$4,476,156	$2,247,285	$359,751	$257,509

	Acquired Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$700	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	37,829	24,177	—	—
Grade 4	609,383	696,070	13,370	—
Grade 5	43,721	51,253	—	—
Grade 6	19,999	66,376	—	—
Grade 7	—	—	—	—
Total	$711,632	$837,876	$13,370	$—

	Covered Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	957	—	—	—
Grade 3	—	—	—	—
Grade 4	42,228	111,610	653	—
Grade 5	387	2,883	—	—
Grade 6	19,864	140,927	19,459	—
Grade 7	1,816	173	309	—
Total	$65,252	$255,593	$20,421	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$34,909	$241	$—	$9,271
Grade 2	108,709	3,730	—	2,900
Grade 3	802,624	315,150	25,632	54,446
Grade 4	3,083,458	1,759,383	306,795	167,022
Grade 5	71,857	34,969	267	5,750
Grade 6	38,010	56,314	6,231	162
Grade 7	—	—	—	—
Total	$4,139,567	$2,169,787	$338,925	$239,551

	Acquired Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,741	703	—	—
Grade 3	79,634	29,224	—	—
Grade 4	643,495	722,307	13,246	—
Grade 5	46,807	93,499	—	—
Grade 6	22,402	72,912	—	—
Grade 7	—	—	—	—
Total	$794,079	$918,645	$13,246	$—

	Covered Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	968	—	—	—
Grade 3	—	—	—	—
Grade 4	41,115	113,863	601	—
Grade 5	427	6,219	—	—
Grade 6	31,621	153,318	23,208	—
Grade 7	2,106	194	2,220	—
Total	$76,237	$273,594	$26,029	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2013
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$39,433	$271	$—	$13,330
Grade 2	148,253	3,968	—	731
Grade 3	688,264	251,664	19,243	25,808
Grade 4	2,404,092	1,832,892	286,093	116,314
Grade 5	63,287	46,483	1,367	4,636
Grade 6	39,295	59,710	4,022	3,318
Grade 7	—	—	—	—
Total	$3,382,624	$2,194,988	$310,725	$164,137

	Acquired Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,009	—	—	—
Grade 3	92	—	—	—
Grade 4	61,012	184,920	551	—
Grade 5	1,028	25,048	1,586	—
Grade 6	46,233	256,565	36,449	—
Grade 7	2,049	1,429	3,217	—
Total	$111,423	$467,962	$41,803	$—

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

The ALL is Management's estimate of the amount of probable credit losses inherent in a loan portfolio at the balance sheet date. The following describes the distinctions in methodology used to estimate the ALL of originated, acquired and covered loan portfolios as well as certain significant accounting policies relevant to each category.

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

The Corporation's historical loss component is the most significant of the ALL components and is based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). The historical loss experience component of the ALL represents the results of migration analysis of historical net charge-offs for portfolios of loans (including groups of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation's credit-risk grading process, further analysis is performed to determine the probable loss content and assign a specific allowance to the loan, if deemed appropriate. The ALL relating to originated loans that have become impaired is based on either expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans.

Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

The following tables show activity in the originated ALL, by portfolio segment for the three months ended March 31, 2014 and 2013, as well as the corresponding recorded investment in originated loans at the end of the period:

As of March 31, 2014
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Charge-offs	(5,074)	(79)	—	—	(4,584)	(1,409)	(1,455)	(559)	(13,160)
Recoveries	997	4	28	—	2,749	904	418	38	5,138
Provision for loan losses	1,271	1,195	(1,368)	(54)	1,504	765	148	193	3,654
Allowance for originated loan losses, ending balance	$40,175	$13,385	$1,470	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$2,866	$2,918	$—	$—	$1,006	$223	$307	$1,241	$8,561
Collectively evaluated for impairment	37,309	10,467	1,470	1,027	10,598	12,937	6,544	3,203	83,555
Total ending allowance for originated loan losses balance	$40,175	$13,385	$1,470	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116
Originated loans:
Originated loans individually evaluated for impairment	$7,143	$31,576	$404	$—	$25,818	$6,931	$1,034	$26,198	$99,104
Originated loans collectively evaluated for impairment	4,469,013	2,215,709	359,347	257,509	1,809,704	939,871	146,883	529,772	10,727,808
Total ending originated loan balance	$4,476,156	$2,247,285	$359,751	$257,509	$1,835,522	$946,802	$147,917	$555,970	$10,826,912

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(2,103)	(53)	(516)	—	(4,594)	(1,837)	(1,403)	(270)	(10,776)
Recoveries	1,055	132	58	89	2,496	483	513	43	4,869
Provision for loan losses	5,266	(1,806)	(622)	401	95	2,198	575	(299)	5,808
Allowance for originated loan losses, ending balance	$40,427	$18,399	$2,741	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$1,957	$769	$90	$—	$1,458	$89	$74	$1,713	$6,150
Collectively evaluated for impairment	38,470	17,630	2,651	1,129	7,693	14,479	6,995	3,646	92,693
Total ending allowance for originated loan losses balance	$40,427	$18,399	$2,741	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843
Originated loans:
Originated loans individually evaluated for impairment	$8,445	$24,160	$2,779	$—	$31,117	$6,917	$1,388	$23,527	$98,333
Originated loans collectively evaluated for impairment	3,374,178	2,170,829	307,946	164,137	1,291,678	805,541	139,333	427,995	8,681,637
Total ending originated loan balance	$3,382,623	$2,194,989	$310,725	$164,137	$1,322,795	$812,458	$140,721	$451,522	$8,779,970

The following table presents the originated allowance for loan loss and the recorded investment as of December 31, 2013:

As of December 31, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,235	$229	$—	$—	$1,014	$223	$312	$1,133	$6,146
Collectively evaluated for impairment	39,746	12,036	2,810	1,081	10,921	12,677	7,428	3,639	90,338
Total ending allowance for originated loan losses balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Originated loans:
Loans individually evaluated for impairment	$8,053	$20,616	$906	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Loans collectively evaluated for impairment	4,131,514	2,149,171	338,019	239,551	1,700,640	913,340	147,201	506,187	10,125,623
Total ending originated loan balance	$4,139,567	$2,169,787	$338,925	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387

Allowance for Acquired Loan Losses

In accordance with the acquisition method of accounting, the Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans, that is, based on a specific reserve analysis for loans individually evaluated for impairment and based on historical loss rates for loans collectively evaluated for impairment. If the computed allowance is greater than the remaining fair value

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

discount, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized.

Charge-offs and actual losses on an acquired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended March 31, 2014, net charge-offs of $5.6 million were recorded mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due. As of March 31, 2014, the computed allowance was less than the remaining fair value discount, therefore, no ALL for acquired nonimpaired loans was required.

The ALL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the ALL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established ALL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. See Note 4 (Loans) for further information on changes in accretable yield in the current period.

The following table presents activity in the allowance for acquired impaired loan losses for the three months ended March 31, 2014:

Allowance for Acquired Impaired Loan Losses	Three Months Ended March 31,
(In thousands)	2014
Balance at beginning of the period	$741
Charge-offs	—
Recoveries	—
Provision for loan losses	2,233
Balance at end of the period	$2,974

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. Additionally, the Corporation elected to account for all covered loans as impaired except for those loans acquired with revolving privileges, which are outside the scope of impaired loan accounting, and, therefore, are accounted for as covered nonimpaired loans. As of March 31, 2014, the computed allowance was less than the remaining fair value discount, therefore, no allowance for covered nonimpaired loans was recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents activity in the allowance for covered impaired loan losses for the three months ended March 31, 2014 and 2013:

Allowance for Covered Impaired Loan Losses	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of the period	$44,027	$43,255
Provision for loan losses before benefit attributable to FDIC loss share agreements	7,879	9,677
Benefit attributable to FDIC loss share agreements	(4,824)	(5,539)
Net provision for loan losses	3,055	4,138
Increase in loss share receivable	4,824	5,539
Loans charged-off	(1,936)	(4,987)
Balance at end of the period	$49,970	$47,945

During the three months ended March 31, 2014, provision for covered impaired loan losses of $7.9 million and an offsetting increase of $4.8 million in the loss share receivable resulted in the recognition of a net provision for loan losses of $3.1 million. This net provision compares to $4.1 million in the three months ended March 31, 2013.

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

Interest income recognized on impaired loans was $0.1 million for the three months ended March 31, 2014, compared to $0.1 million for the three months ended March 31, 2013. Interest income which would have been earned in accordance with the original terms was $0.8 million for the three months ended March 31, 2014, compared to $0.7 million for the three months ended March 31, 2013.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The following tables provide further detail on impaired loans individually evaluated for impairment and the associated ALL. Certain impaired loans do not have a related ALL as the valuation of these impaired loans exceeded the recorded investment.

As of March 31, 2014
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,776	$5,078	$—	$4,690
CRE	21,777	20,050	—	20,196
Construction	404	2,777	—	2,943
Consumer
Installment	2,498	3,502	—	2,579
Home equity line	997	1,309	—	1,004
Credit card	42	42	—	50
Residential mortgages	12,137	14,845	—	12,201
Subtotal	40,631	47,603	—	43,663
Impaired loans with a related allowance
Commercial
C&I	4,367	9,022	2,866	7,406
CRE	9,799	9,878	2,918	9,864
Construction	—	—	—	—
Consumer
Installment	23,320	23,409	1,006	23,548
Home equity line	5,934	5,934	223	5,891
Credit card	992	992	307	1,025
Residential mortgages	14,061	14,161	1,241	14,067
Subtotal	58,473	63,396	8,561	61,801
Total impaired loans	$99,104	$110,999	$8,561	$105,464

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,503	$6,679	$—	$7,256
CRE	17,871	23,709	—	18,639
Construction	906	1,179	—	1,035
Consumer
Installment	2,813	3,978	—	3,338
Home equity line	1,018	1,347	—	1,079
Credit card	49	49	—	91
Residential mortgages	10,250	12,778	—	10,258
Subtotal	35,410	49,719	—	41,696
Impaired loans with a related allowance
Commercial
C&I	5,551	7,428	3,235	5,009
CRE	2,744	2,870	229	2,836
Construction	—	—	—	—
Consumer
Installment	24,472	24,558	1,014	24,985
Home equity line	5,707	5,707	223	5,874
Credit card	1,064	1,064	312	1,238
Residential mortgages	12,816	12,898	1,133	12,064
Subtotal	52,354	54,525	6,146	52,006
Total impaired loans	$87,764	$104,244	$6,146	$93,702

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2013
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,724	$15,614	$—	$3,835
CRE	19,969	27,259	—	20,681
Construction	2,072	2,559	—	2,341
Consumer
Installment	3,734	5,160	—	4,002
Home equity line	1,090	1,420	—	1,172
Credit card	58	58	—	65
Residential mortgages	9,374	11,876	—	9,469
Subtotal	39,021	63,946	—	41,565
Impaired loans with a related allowance
Commercial
C&I	5,721	7,578	1,957	6,143
CRE	4,191	4,191	769	4,206
Construction	707	707	90	712
Consumer
Installment	27,383	27,475	1,458	27,564
Home equity line	5,827	5,827	89	5,886
Credit card	1,330	1,330	74	1,378
Residential mortgages	14,153	14,242	1,713	14,168
Subtotal	59,312	61,350	6,150	60,057
Total impaired loans	$98,333	$125,296	$6,150	$101,622

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

Troubled Debt Restructurings
In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered; however, forgiveness of principal is rarely granted. Concessionary modifications are classified as TDRs unless the modification is short-term, typically less than 90 days. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date. Acquired loans restructured after acquisition are not considered TDRs if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools.

The substantial majority of the Corporation's residential mortgage TDRs involve reducing the client's loan payment through an interest rate reduction for a set period of time based on the borrower's ability to service the modified loan payment. Modifications of mortgages retained in portfolio are handled using

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of March 31, 2014, December 31, 2013 and March 31, 2013.

	As of March 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	40	$5,588	$12,546
CRE	57	16,432	17,079
Construction	32	2,769	2,777
Total originated commercial	129	24,789	32,402
Consumer
Installment	1,434	25,818	26,911
Home equity lines	244	6,931	7,243
Credit card	278	1,034	1,034
Residential mortgages	320	26,199	29,006
Total originated consumer	2,276	59,982	64,194
Total originated loans	2,405	$84,771	$96,596
Acquired loans
Commercial
C&I	1	5	5
CRE	1	1,695	1,687
Total acquired commercial	2	1,700	1,692
Consumer
Installment	23	797	828
Home equity lines	40	1,926	1,953
Residential mortgages	11	758	864
Total acquired consumer	74	3,481	3,645
Total acquired loans	76	5,181	5,337
Covered loans
Commercial
C&I	4	$677	$2,232
CRE	25	39,939	56,485
Construction	10	2,560	21,340
Total covered commercial	39	43,176	80,057
Consumer
Home equity lines	52	6,269	6,269
Residential mortgages	25	$5,970	$8,153
Total covered consumer	77	12,239	14,422
Total covered loans	116	$55,415	$94,479
Total loans
Commercial
C&I	45	$6,270	$14,783
CRE	83	58,066	75,251
Construction	42	5,329	24,117
Total commercial	170	69,665	114,151
Consumer
Installment	1,457	26,615	27,739
Home equity lines	336	15,126	15,465
Credit card	278	1,034	1,034
Residential mortgages	356	32,927	38,023
Total consumer	2,427	75,702	82,261
Total loans	2,597	$145,367	$196,412

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	35	$4,449	$7,660
CRE	52	15,932	20,569
Construction	30	905	1,179
Total originated commercial	117	21,286	29,408
Consumer
Installment	1,553	27,285	28,536
Home equity lines	231	6,725	7,054
Credit card	307	1,113	1,113
Residential mortgages	301	23,067	25,676
Total originated consumer	2,392	58,190	62,379
Total originated loans	2,509	$79,476	$91,787
Acquired loans
Commercial
C&I	1	6	5
CRE	1	1,730	1,730
Total acquired commercial	2	1,736	1,735
Consumer
Installment	12	505	542
Home equity lines	8	245	270
Residential mortgages	7	431	502
Total acquired consumer	27	1,181	1,314
Total acquired loans	29	2,917	3,049
Covered loans
Commercial
C&I	4	$1,104	$2,331
CRE	24	39,995	57,008
Construction	10	4,144	24,547
Total covered commercial	38	45,243	83,886
Consumer
Home equity lines	47	5,401	5,421
Residential Mortgages	1	$150	$150
Total covered consumer	48	5,551	5,571
Total covered loans	86	$50,794	$89,457
Total loans
Commercial
C&I	40	$5,559	$9,996
CRE	77	57,657	79,307
Construction	40	5,049	25,726
Total commercial	157	68,265	115,029
Consumer
Installment	1,565	27,790	29,078
Home equity lines	286	12,371	12,745
Credit card	307	1,113	1,113
Residential mortgages	309	23,648	26,328
Total consumer	2,467	64,922	69,264
Total loans	2,624	$133,187	$184,293

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of March 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	25	$2,627	$7,864
CRE	45	17,217	22,187
Construction	31	2,779	3,266
Total originated commercial	101	22,623	33,317
Consumer
Installment	1,840	31,117	32,635
Home equity lines	238	6,917	7,247
Credit card	343	1,388	1,388
Residential mortgages	294	23,527	26,118
Total originated consumer	2,715	62,949	67,388
Total originated loans	2,816	$85,572	$100,705
Covered loans
Commercial
C&I	3	$1,723	$1,958
CRE	20	48,327	57,426
Construction	10	6,296	26,502
Total covered commercial	33	56,346	85,886
Consumer
Home equity lines	36	5,113	5,144
Total covered loans	69	$61,459	$91,030
Total loans
Commercial
C&I	28	$4,350	$9,822
CRE	65	65,544	79,613
Construction	41	9,075	29,768
Total commercial	134	78,969	119,203
Consumer
Installment	1,840	31,117	32,635
Home equity lines	274	12,030	12,391
Credit card	343	1,388	1,388
Residential mortgages	294	23,527	26,118
Total consumer	2,751	68,062	72,532
Total loans	2,885	$147,031	$191,735

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2014 and 2013 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three months ended March 31, 2014 and 2013 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three months ended March 31, 2014 and 2013 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

At March 31, 2014, the Corporation had $0.4 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of March 31, 2014, December 31, 2013 and March 31, 2013, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of March 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,779	$—	$1,779	$541	$3,268	$3,809	$5,588	$2,265
CRE	9,254	1,884	11,138	2,124	3,170	5,294	16,432	37
Construction	2,363	350	2,713	56	—	56	2,769	—
Total originated commercial	13,396	2,234	15,630	2,721	6,438	9,159	24,789	2,302
Consumer
Installment	22,757	480	23,237	2,352	229	2,581	25,818	1,006
Home equity lines	5,571	150	5,721	1,210	—	1,210	6,931	223
Credit card	930	95	1,025	—	9	9	1,034	307
Residential mortgages	14,749	2,876	17,625	4,968	3,606	8,574	26,199	1,241
Total originated consumer	44,007	3,601	47,608	8,530	3,844	12,374	59,982	2,777
Total originated TDRs	$57,403	$5,835	$63,238	$11,251	$10,282	$21,533	$84,771	$5,079
Acquired loans
Commercial
C&I	—	—	—	5	—	5	5	—
CRE	1,695	—	1,695	—	—	—	1,695	—
Total acquired commercial	1,695	—	1,695	5	—	5	1,700	—
Consumer
Installment	707	77	784	—	13	13	797	—
Home equity lines	1,322	494	1,816	110	—	110	1,926	—
Residential mortgages	758	—	758	—	—	—	758	—
Total acquired consumer	2,787	571	3,358	110	13	123	3,481	—
Total acquired TDRs	$4,482	$571	$5,053	$115	$13	$128	$5,181	$—
Covered loans
Commercial
C&I	$300	$377	$677	$—	$—	$—	$677	$12
CRE	5,035	34,904	39,939	—	—	—	39,939	3,915
Construction	682	1,878	2,560	—	—	—	2,560	68
Total covered commercial	6,017	37,159	43,176	—	—	—	43,176	3,995
Consumer
Home equity lines	5,793	140	5,933	336	—	336	6,269	—
Residential mortgages	2,584	—	2,584	1,399	1,987	3,386	5,970	—
Total covered consumer	8,377	140	8,517	1,735	1,987	3,722	12,239	—
Total covered TDRs	$14,394	$37,299	$51,693	$1,735	$1,987	$3,722	$55,415	$3,995
Total loans
Commercial
C&I	$2,079	$377	$2,456	$546	$3,268	$3,814	$6,270	$2,277
CRE	15,984	36,788	52,772	2,124	3,170	5,294	58,066	3,952
Construction	3,045	2,228	5,273	56	—	56	5,329	68
Total commercial	21,108	39,393	60,501	2,726	6,438	9,164	69,665	6,297
Consumer
Installment	23,464	557	24,021	2,352	242	2,594	26,615	1,006
Home equity lines	12,686	784	13,470	1,656	—	1,656	15,126	223
Credit card	930	95	1,025	—	9	9	1,034	307
Residential mortgages	18,091	2,876	20,967	6,367	5,593	11,960	32,927	1,241
Total consumer	55,171	4,312	59,483	10,375	5,844	16,219	75,702	2,777
Total TDRs	$76,279	$43,705	$119,984	$13,101	$12,282	$25,383	$145,367	$9,074

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,438	$879	$2,317	$177	$1,955	$2,132	$4,449	$665
CRE	10,442	382	10,824	1,208	3,900	5,108	15,932	32
Construction	848	—	848	—	57	57	905	—
Total originated commercial	12,728	1,261	13,989	1,385	5,912	7,297	21,286	697
Consumer
Installment	23,342	1,238	24,580	2,483	222	2,705	27,285	1,014
Home equity lines	5,313	194	5,507	1,206	12	1,218	6,725	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,276	3,327	15,603	4,360	3,104	7,464	23,067	1,133
Total originated consumer	41,977	4,825	46,802	8,049	3,339	11,388	58,190	2,682
Total originated TDRs	$54,705	$6,086	$60,791	$9,434	$9,251	$18,685	$79,476	$3,379
Acquired loans
Commercial
C&I	$—	$—	$—	$6	$—	$6	$6	$—
CRE	1,730	—	1,730	—	—	—	1,730	—
Total acquired commercial	1,730	—	1,730	6	—	6	1,736	—
Consumer
Installment	369	136	505	—	—	—	505	—
Home equity lines	182	—	182	63	—	63	245	—
Residential mortgages	245	—	245	32	154	186	431	—
Total acquired consumer	796	136	932	95	154	249	1,181	—
Total acquired TDRs	$2,526	$136	$2,662	$101	$154	$255	$2,917	$—
Covered loans
Commercial
C&I	$362	$742	$1,104	$—	$—	$—	$1,104	$—
CRE	5,259	34,736	39,995	—	—	—	39,995	3,022
Construction	698	3,446	4,144	—	—	—	4,144	800
Total covered commercial	6,319	38,924	45,243	—	—	—	45,243	3,822
Consumer
Home equity lines	5,377	24	5,401	—	—	—	5,401	—
Residential mortgages	150	—	150	—	—	—	150	—
Total covered consumer	5,527	24	5,551	—	—	—	5,551	—
Total covered TDRs	$11,846	$38,948	$50,794	$—	$—	$—	$50,794	$3,822
Commercial
C&I	$1,800	$1,621	$3,421	$183	$1,955	$2,138	$5,559	$665
CRE	17,431	35,118	52,549	1,208	3,900	5,108	57,657	3,054
Construction	1,546	3,446	4,992	—	57	57	5,049	800
Total commercial	20,777	40,185	60,962	1,391	5,912	7,303	68,265	4,519
Consumer
Installment	23,711	1,374	25,085	2,483	222	2,705	27,790	1,014
Home equity lines	10,872	218	11,090	1,269	12	1,281	12,371	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,671	3,327	15,998	4,392	3,258	7,650	23,648	1,133
Total consumer	48,300	4,985	53,285	8,144	3,493	11,637	64,922	2,682
Total TDRs	$69,077	$45,170	$114,247	$9,535	$9,405	$18,940	$133,187	$7,201

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,580	$—	$1,580	$—	$1,047	$1,047	$2,627	$293
CRE	14,441	—	14,441	991	1,785	2,776	17,217	769
Construction	1,716	707	2,423	356	—	356	2,779	90
Total originated commercial	17,737	707	18,444	1,347	2,832	4,179	22,623	1,152
Consumer
Installment	26,031	1,166	27,197	3,744	176	3,920	31,117	1,458
Home equity lines	5,122	240	5,362	1,329	226	1,555	6,917	89
Credit card	1,283	95	1,378	—	10	10	1,388	74
Residential mortgages	13,168	2,543	15,711	5,229	2,587	7,816	23,527	1,713
Total originated consumer	45,604	4,044	49,648	10,302	2,999	13,301	62,949	3,334
Total originated TDRs	$63,341	$4,751	$68,092	$11,649	$5,831	$17,480	$85,572	$4,486
Covered loans
Commercial
C&I	$984	$739	$1,723	$—	$—	$—	$1,723	$518
CRE	5,371	42,956	48,327	—	—	—	48,327	4,701
Construction	2,482	3,814	6,296	—	—	—	6,296	1,220
Total covered commercial	8,837	47,509	56,346	—	—	—	56,346	6,439
Consumer
Home equity lines	4,616	497	5,113	—	—	—	5,113	—
Total covered TDRs	$13,453	$48,006	$61,459	$—	$—	$—	$61,459	$6,439
Total loans
Commercial
C&I	$2,564	$739	$3,303	$—	$1,047	$1,047	$4,350	$811
CRE	19,812	42,956	62,768	991	1,785	2,776	65,544	5,470
Construction	4,198	4,521	8,719	356	—	356	9,075	1,310
Total commercial	26,574	48,216	74,790	1,347	2,832	4,179	78,969	7,591
Consumer
Installment	26,031	1,166	27,197	3,744	176	3,920	31,117	1,458
Home equity lines	9,738	737	10,475	1,329	226	1,555	12,030	89
Credit card	1,283	95	1,378	—	10	10	1,388	74
Residential mortgages	13,168	2,543	15,711	5,229	2,587	7,816	23,527	1,713
Total consumer	50,220	4,541	54,761	10,302	2,999	13,301	68,062	3,334
Total TDRs	$76,794	$52,757	$129,551	$11,649	$5,831	$17,480	$147,031	$10,925

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The ALL may be increased, adjustments may be made in the allocation of the ALL, or partial charge-offs may be taken to further write-down the carrying value of the loan.

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms.  In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis on an individual evaluation of the loan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the three months ended March 31, 2014, as well as the recorded investment in these restructured loans as of March 31, 2014.

	As of March 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	1	$1,557
CRE	1	376
Construction	—	—
Total originated commercial	2	1,933
Consumer
Installment	—	—
Home equity lines	—	—
Credit card	3	4,839
Residential mortgages	—	—
Total originated consumer	3	$4,839
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total covered commercial	—	$—
Total loans
Commercial
C&I	1	$1,557
CRE	1	376
Construction	—	—
Total commercial	2	1,933
Consumer
Installment	—	—
Home equity lines	—	—
Credit card	3	4,839
Residential mortgages	—	—
Total consumer	3	4,839
Total	5	$6,772

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	4	$1,773
CRE	6	3,101
Construction	1	231
Total originated commercial	11	5,105
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total originated consumer	51	$490
Covered loans
Commercial
C&I	—	$—
CRE	1	—
Construction	1	45
Total covered commercial	2	$45
Total loans
Commercial
C&I	4	$1,773
CRE	7	3,101
Construction	2	276
Total commercial	13	5,150
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total consumer	51	490
Total	64	$5,640

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of March 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	1	$231
CRE	1	514
Construction	1	707
Total originated commercial	3	1,452
Consumer
Installment	3	8
Home equity lines	—	—
Credit card	3	21
Residential mortgages	—	—
Total originated consumer	6	$29
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total covered commercial	—	$—
Total loans
Commercial
C&I	1	$231
CRE	1	514
Construction	1	707
Total commercial	3	1,452
Consumer
Installment	3	8
Home equity lines	—	—
Credit card	3	21
Residential mortgages	—	—
Total consumer	6	29
Total	9	$1,481

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of March 31, 2014 and December 31, 2013 and $460.0 million as of March 31, 2013. As discussed in Note 2 (Business Combinations), during the quarter ended March 31, 2014, the Corporation obtained additional information that resulted in a change to a certain acquisition-date fair value estimate relating to the Citizens' acquisition. This purchase accounting adjustment has resulted in an increase to goodwill of approximately $1.9 million to $281.7 million that was recognized as of the Acquisition Date. Prior period amounts appropriately reflect these adjustments.

Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2013 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	March 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles	$87,533	$(18,352)	$69,181
Lease intangible	618	(529)	89
Trust relationships	14,000	(3,451)	10,549
	$102,253	$(22,434)	$79,819

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles	87,533	(16,065)	71,468
Lease intangible	$618	$(520)	$98
Trust Relationships	$14,000	$(2,811)	$11,189
	$102,253	$(19,498)	$82,755

	March 31, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(10,848)	$5,911
Non-compete covenant	102	(83)	19
Lease intangible	618	(493)	125
	$17,479	$(11,424)	$6,055

Core deposit intangibles comprise the majority of the intangible asset total as of March 31, 2014. As discussed in Note 2 (Business Combinations), the Corporation recorded approximately $84.8 million of intangible assets in connection with its acquisition with Citizens. These assets consist of $70.8 million in core

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

deposit intangibles which are being amortized on an accelerated basis over their useful lives of 15 years, and $14.0 million in trust relationship intangibles that are being amortized on an accelerated basis over their useful lives of 12 years. The remaining core deposit intangibles were acquired through various prior acquisitions and are being amortized on an accelerated basis over their useful lives of 10 years.

Amortization expense for intangible assets was $2.9 million in three months ended March 31, 2014, compared to $0.3 million in the three months ended March 31, 2013. Estimated amortization expense for each of the next five years is as follows: 2014 - $8.8 million; 2015 - $10.4 million; 2016 - $9.2 million; 2017 - $8.2 million; and 2018 - $7.3 million.

7.     Shareholders' Equity

Citizens Acquisition

As a result of the acquisition of Citizens, a warrant issued by Citizens to the U.S. Treasury to purchase shares of Citizens' common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, which reduces the exercise price on a penny for penny basis for any dividend paid along with a corresponding increase in the amount of shares available to purchase, the U.S. Treasury can purchase up to 2,493,591 shares at an adjusted exercise price of $18.05 as of March 31, 2014. Additional information about the acquisition is included in Note 2 (Business Combinations).

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

Earnings Per Share

Basic net income per common share is calculated using the two-class method to determine income attributable to common shareholders. Net income attributable to Common Stock is then divided by the weighted-average number of Common Stock outstanding during the period.

Diluted net income per common share is calculated under the more dilutive of either the treasury method or two-class method. Adjustments to the weighted-average number of shares of Common Stock outstanding are made only when such adjustments will dilute earnings per common share. Net income attributable to Common Stock is then divided by the weighted-average number of Common Stock and Common Stock equivalents outstanding during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Basic EPS:
Net income	$53,455	$37,346
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	1,469	930
Income allocated to participating securities	380	380
Net income attributable to common shareholders	$51,606	$36,036
Weighted average Common Stock outstanding used in basic EPS	165,060	109,689
Basic net income per common share	$0.31	$0.33

Diluted EPS:
Net income attributable to common shareholders	$51,606	$36,036

Weighted average Common Stock outstanding used in basic EPS	165,060	109,689
Add: Common Stock equivalents:
Warrant and stock plans	944	549
Weighted average Common and Common Stock equivalent shares outstanding	166,004	110,238
Diluted net income per share	$0.31	$0.33

Common Stock equivalents consist of employee stock award plans and the common stock warrant. These common stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. There were no antidilutive potential Common Stock for the three months ended March 31, 2014 and 1.6 million antidilutive potential Common Stock for the three months ended March 31, 2013.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2013 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. In first quarter 2014, Management changed the estimate regarding the funds transfer pricing crediting rate provided on non-maturity deposits, including amounts for prior periods. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three months ended March 31, 2014 and March 31, 2013:

					FirstMerit
	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2014	QTD	QTD	QTD	QTD	QTD
OPERATIONS:
Net interest income (loss)	$105,063	$93,250	$4,678	$(9,091)	$193,900
Provision for loan losses	5,040	2,617	(45)	6,924	14,536
Other income	21,306	27,035	13,464	5,465	67,270
Other expenses	61,984	95,773	12,727	(1,153)	169,331
Net income (loss)	38,574	14,232	3,549	(2,900)	53,455
AVERAGES:
Assets	9,072,390	5,449,856	241,618	9,380,706	24,144,570

					FirstMerit
	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2013	QTD	QTD	QTD	QTD	QTD
OPERATIONS:
Net interest income (loss)	$67,225	$49,754	$4,152	$(9,782)	$111,349
Provision for loan losses	4,766	4,073	208	899	9,946
Other income	19,232	24,388	8,310	5,462	57,392
Other expenses	43,027	52,907	10,174	38	106,146
Net income (loss)	25,131	11,156	1,352	(293)	37,346
AVERAGES:
Assets	6,737,236	3,016,495	236,811	4,993,001	14,983,543

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

At March 31, 2014, December 31, 2013 and March 31, 2013, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2013		March 31, 2014		December 31, 2013		March 31, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$5,389	$1	$—	$—	$—	$—	$117,543	$10,392	$126,637	$11,574	$145,382	$17,247

(a) Included in "Other assets" on the Consolidated Balance Sheets
(b) Included in "Other liabilities" on the Consolidated Balance Sheets

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Derivatives Not Designated in Hedge Relationships

As of March 31, 2014, December 31, 2013 and March 31, 2013, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2013		March 31, 2014		December 31, 2013		March 31, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$1,603,125	$44,672	$1,622,525	$46,577	$1,266,831	$54,590	$1,603,125	$44,672	$1,622,531	$46,577	$1,266,831	$54,590
Mortgage loan commitments	132,614	1,575	90,541	891	214,573	4,152	—	—	—	—	—	—
Forward sales contracts	53,404	167	40,906	384	—	—	—	—	—	—	122,795	284
Credit contracts	—	—	—	—	—	—	49,456	—	49,914	—	40,541	—
Foreign exchange	17,630	52	6,478	50	8,063	105	15,898	42	6,893	50	8,080	96
Other	—	—	—	—	—	—	61,859	—	63,813	—	35,286	—
Total	$1,806,773	$46,466	$1,760,450	$47,902	$1,489,467	$58,847	$1,730,338	$44,714	$1,743,151	$46,627	$1,473,533	$54,970

(a) Included in "Other assets" on the Consolidated Balance Sheets
(b) Included in "Other liabilities" on the Consolidated Balance Sheets

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation's commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At March 31, 2014, the remaining terms on these swap participation agreements generally ranged from less than one year to six years. The Corporation's maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $2.9 million as of March 31, 2014. The fair values of the written swap participations were not material at March 31, 2014, December 31, 2013 and March 31, 2013.

Gains and losses recognized in income on non-designated hedging instruments for three months ended March 31, 2014 and 2013 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended March 31,
		2014	2013
Mortgage loan commitments	Other operating income	$684	$(248)
Forward sales contracts	Other operating income	(216)	(223)
Foreign exchange contracts	Other operating income	(221)	(191)
Other	Other operating expense	—	—
Total		$247	$(662)

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the ISDA. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's ALCO. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS. Collateral posted against derivative liabilities was $67.7 million, $70.5 million and $100.4 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of March 31, 2014, December 31, 2013 and March 31, 2013. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of March 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - non-designated	$2,811	$—	$2,811	$(2,811)	$—	$—
Foreign exchange	33	—	33	(17)	(16)	—
Total derivative assets	$2,844	$—	$2,844	$(2,828)	$(16)	$—

Derivative liabilities
Interest rate swaps - designated	$10,392	$—	$10,392	$—	$(10,392)	$—
Interest rate swaps - non-designated	41,861	—	41,861	(2,811)	(39,050)	—
Foreign exchange	17	—	17	(17)	—	—
Total derivative liabilities	$52,270	$—	$52,270	$(2,828)	$(49,442)	$—

	As of December 31, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$4,791	$—	$4,791	$(4,791)	$—	$—
Foreign exchange	4	—	4	(46)	42	—
Total derivative assets	$4,795	$—	$4,795	$(4,837)	$42	$—

Derivative liabilities
Interest rate swaps - designated	$11,574	$—	$11,574	$—	$(11,574)	$—
Interest rate swaps - non-designated	41,787	—	41,787	(4,791)	(36,996)	—
Foreign exchange	46	—	46	(46)	—	—
Total derivative liabilities	$53,407	$—	$53,407	$(4,837)	$(48,570)	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of March 31, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$59	$—	$59	$(59)	$—	$—
Foreign exchange	78	—	78	(21)	(57)	—
Total derivative assets	$137	$—	$137	$(80)	$(57)	$—

Derivative liabilities
Interest rate swaps - designated	$17,247	$—	$17,247	$—	$(17,247)	$—
Interest rate swaps - non-designated	54,531	—	54,531	(59)	(54,472)	—
Foreign exchange	21	—	21	(21)	—	—
Total derivative liabilities	$71,799	$—	$71,799	$(80)	$(71,719)	$—

(a) For derivative assets, this includes any derivative liability fair values that could be offset in the event of counterparty default. For derivative liabilities, this includes any derivative asset fair values that could be offset in the event of counterparty default.
(b) For derivate assets, this includes the fair value of collateral received by the Corporation from the counterparty. Securities received as collateral are not included in the Consolidated Balance Sheets unless the counterparty defaults. For derivative liabilities, this includes the fair value of securities pledged by the Corporation to the counterparty. These securities are included in the Consolidated Balance Sheets unless the Corporation defaults.

10.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended March 31,
(In thousands)	2014	2013
Service Cost	$182	$585
Interest Cost	3,584	2,632
Expected return on assets	(4,009)	(2,960)
Amortization of unrecognized prior service costs	634	117
Cumulative net loss	708	1,174
Net periodic pension cost	$1,099	$1,548

	Postretirement Benefits
	Three Months Ended March 31,
(In thousands)	2014	2013
Service Cost	$16	$25
Interest Cost	164	130
Amortization of unrecognized prior service costs	(117)	(117)
Cumulative net loss	59	67
Net periodic postretirement cost	$122	$105

For further information on the Corporation's employee benefit plans, refer to Note 13 (Benefit Plans) to the consolidated financial statements in the Corporation's 2013 Form 10-K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Management reviews any changes to its valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available.  Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

Additional information regarding the Corporation's accounting policies for determining fair value is provided in Note 1 (Summary of Significant Accounting Policies) under the heading "Fair Value Measurements" to the 2013 Form 10-K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013:

		Fair Value by Hierarchy
(In thousands)	March 31, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,055	$3,055	$—	$—
Non-marketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	250,980	—	250,980	—
Residential mortgage-backed securities:
U.S. government agencies	1,023,994	—	1,023,994	—
Commercial mortgage-backed securities:
U.S. government agencies	85,133	—	85,133	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,548,104	—	1,548,104	—
Non-agency	8	—	1	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	172,469	—	172,469	—
Corporate debt securities	51,588	—	—	51,588
Asset-backed securities:
Collateralized loan obligations, non-agency issued	294,559	—	—	294,559
Total available for sale securities	3,433,171	3,055	3,080,691	349,425
Residential loans held for sale	7,143	—	7,143	—
Derivative assets:
Interest rate swaps - fair value hedges	1	—	1	—
Interest rate swaps - nondesignated	44,672	—	44,672	—
Mortgage loan commitments	1,575	—	1,575	—
Forward sale contracts	167	—	167	—
Foreign exchange	52	—	52	—
Total derivative assets	46,467	—	46,467	—
Total fair value of assets (a)	$3,486,781	$3,055	$3,134,301	$349,425
Derivative liabilities:
Interest rate swaps - fair value hedges	$10,392	$—	$10,392	$—
Interest rate swaps - nondesignated	44,672	—	44,672	—
Forward sales contracts	—	—	—	—
Foreign exchange	42	—	42	—
Total derivative liabilities	55,106	—	55,106	—
True-up liability	11,983	—	—	11,983
Total fair value of liabilities (a)	$67,089	$—	$55,106	$11,983
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$22,631	$—	$—	$22,631
Impaired loans (c)	58,296	—	—	58,296
Other property (d)	11,568	—	—	11,568
Other real estate covered by loss share (e)	19,708	—	—	19,708
Total fair value	$112,203	$—	$—	$112,203

(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2014.
(b) - MSRs with a recorded investment of $22.5 million were reduced by a specific valuation allowance totaling $0.4 million to a reported carrying value of $22.0 million resulting in recognition of $0.1 million in expense included in loans sales and servicing income in the three months ended March 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(c) - Collateral dependent impaired loans with a recorded investment of $65.3 million were reduced by specific valuation allowance allocations totaling $7.0 million to a reported net carrying value of $58.3 million.
(d) - Amounts do not include assets held at cost at March 31, 2014. During the three months ended March 31, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.8 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at March 31, 2014. During the three months ended March 31, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.4 million included in noninterest expense.

		Fair Value by Hierarchy
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,036	$3,036	$—	$—
Nonmarketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	262,367	—	262,367	—
Residential mortgage-backed securities:
U.S. government agencies	969,922	—	969,922	—
Commercial mortgage-backed securities:
U.S. government agencies	69,567	—	69,567	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,518,393	—	1,518,393	—
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	102,268	—	102,268	—
Corporate debt securities	50,644	—	—	50,644
Asset-backed securities
Collateralized loan obligations, nonagency issued	293,687	—	—	293,687
Total available-for-sale securities	3,273,174	3,036	2,922,527	347,611
Residential loans held for sale	11,622	—	11,622	—
Derivative assets:
Interest rate swaps - nondesignated	46,577	—	46,577	—
Mortgage loan commitments	891	—	891	—
Forward sale contracts	384	—	384	—
Foreign exchange	50	—	50	—
Total derivative assets	47,902	—	47,902	—
Total fair value of assets (a)	$3,332,698	$3,036	$2,982,051	$347,611
Derivative liabilities:
Interest rate swaps - fair value hedges	$11,574	$—	$11,574	$—
Interest rate swaps - nondesignated	46,577	—	46,577	—
Foreign exchange	50	—	50	—
Total derivative liabilities	58,201	—	58,201	—
True-up liability	11,463	—	—	11,463
Total fair value of liabilities (a)	$69,664	$—	$58,201	$11,463
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$23,041	$—	$—	$23,041
Impaired loans (c)	47,870	—	—	47,870
Other property (d)	10,018	—	—	10,018
Other real estate covered by loss share (e)	8,754	—	—	8,754
Total fair value	$89,683	$—	$—	$89,683

(a) - There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the year ended December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(b) - MSRs with a recorded investment of $22.8 million were reduced by a specific valuation allowance totaling $0.3 million to a reported carrying value of $22.5 million resulting in a recovery of previously recognized expense of $2.3 million in recoveries included in loans sales and servicing income in the year ended ended December 31, 2013.
(c) - Collateral dependent impaired loans with a recorded investment of $52.6 million were reduced by specific valuation allowance allocations totaling $4.8 million to a reported net carrying value of $47.9 million.
(d) Amounts do not include assets held at cost at December 31, 2013. During the year ended December 31, 2013, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.4 million included in noninterest expense.
(e) Amounts do not include assets held at cost at December 31, 2013. During the year ended December 31, 2013, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.0 million included in noninterest expense.

		Fair Value by Hierarchy
(In thousands)	March 31, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,212	$3,212	$—	$—
U.S. States and political subdivisions	262,606	—	262,606	—
Residential mortgage-backed securities:
U.S. government agencies	1,152,326	—	1,152,326	—
Commercial mortgage-backed securities:
U.S. government agencies	58,574	—	58,574	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,605,279	—	1,605,279	—
Non-agency	11	—	2	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	110,602	—	110,602	—
Corporate debt securities	51,225	—	—	51,225
Total available-for-sale securities	3,243,835	3,212	3,189,389	51,234
Residential loans held for sale	14,459	—	14,459	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	54,590	—	54,590	—
Mortgage loan commitments	4,152	—	4,152	—
Foreign exchange	105	—	105	—
Total derivative assets	58,847	—	58,847	—
Total fair value of assets (a)	$3,317,141	$3,212	$3,262,695	$51,234
Derivative liabilities:
Interest rate swaps - fair value hedges	17,247	—	17,247	—
Interest rate swaps - nondesignated	54,590	—	54,590	—
Forward sale contracts	284	—	284	—
Foreign exchange	96	—	96	—
Total derivative liabilities	72,217	—	72,217	—
True-up liability	12,783	—	—	12,783
Total fair value of liabilities (a)	$85,000	$—	$72,217	$12,783
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$20,223	$—	$—	$20,223
Impaired loans (c)	54,382	—	—	54,382
Other property (d)	5,532	—	—	5,532
Other real estate covered by loss share (e)	16,504	—	—	16,504
Total fair value	$96,641	$—	$—	$96,641

(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013.
(b) - Mortgage servicing rights with a recorded investment of $21.4 million were reduced by a specific valuation allowance totaling $1.2 million to a reported carrying value of $20.1 million resulting in recognition of a recovery of $1.3 million in the three months ended March 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended March 31, 2014 and 2013, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 90% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third-party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBS; securities issued by the U.S. Treasury; and certain agency and corporate CMO.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBS that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of March 31, 2014, less than 10% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

CLO are securitized products where payments from multiple middle-sized and large business loans are pooled together and segregated into different classes of bonds with payments on these bonds based on their priority within the overall deal structure. The markets for such securities are generally characterized by low trading volumes and wide bid-ask spreads, all driven by more limited market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

discount rates were difficult to observe at the individual bond level. Accordingly, the securities are currently valued by a third-party that primarily utilizes dealer or pricing service prices and, subsequently, verifies this pricing through a disciplined process to ensure proper valuations and to highlight differences in cash flow modeling or other risks to determine if the market perception of the risk of a CLO is beginning to deviate from other similar tranches.  This is done by establishing ranges for appropriate pricing yields for each CLO tranche and, using a standardized cash flow scenario, ensuring yields are consistent with expectations.

On a monthly basis, Management validates the pricing methodologies utilized by our independent pricing service to ensure the fair-value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Management substantiates the fair values determined for a sample of securities held in portfolio by reviewing the key assumptions used by the independent pricing service to value the securities and comparing the fair values to prices from other independent sources for the same and similar securities. Management analyzes variances and conducts additional research with the independent pricing service, if necessary, and takes appropriate action based on its findings.

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

Impaired loans. Certain impaired collateral dependent loans are reported at fair value less costs to sell the collateral. Collateral values are estimated using Level 3 inputs, consisting of third-party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. When impaired collateral dependent loans are individually re-measured and reported at fair value of the collateral, less costs to sell, a direct loan charge off to the ALL and/or a specific valuation allowance allocation is recorded.

Other Property. Certain other property which consists of foreclosed assets and properties securing residential and commercial loans, upon initial recognition and transfer from loans, are re-measured and reported at fair value less costs to sell to the property through a charge-off to the ALL based on the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs, consisting of third-party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down further through a charge to noninterest expense.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights within Level 3.

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third-party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 12 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on mortgage servicing rights valuation assumptions.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended March 31, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.46% and 2.91% as of March 31, 2014 and 2013, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.8 million and $0.7 million, respectively, as of March 31, 2014.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.4 million, $7.1 million and $8.4 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.6 million, $4.3 million and $4.4 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014		2013
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$347,610	$11,463	$49,661	$12,259
(Gains) losses included in earnings (a)	—	520	—	524
Unrealized gains (losses) (b)	1,768	—	1,560	—
Settlements	47	—	13	—
Net transfers into (out of) Level 3	—	—	—	—
Balance at ending of period	$349,425	$11,983	$51,234	$12,783

(a) Reported in "Other expense"
(b) Reported in "Other comprehensive income (loss)"

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of March 31, 2014, December 31, 2013 and March 31, 2013. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Aggregate fair value carrying amount	$7,143	$11,622	$14,459
Aggregate unpaid principal / contractual balance	6,955	11,438	13,960
Carrying amount over aggregate unpaid principal (a)	$188	$184	$499

(a) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of March 31, 2014, December 31, 2013 and March 31, 2013 are shown in the tables below.

	March 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$959,285	$959,285	$959,285	$—	$—
Available-for-sale securities	3,433,171	3,433,171	3,055	3,080,691	349,425
Held-to-maturity securities	3,079,620	2,990,161	—	2,990,161	—
Other securities	148,446	148,446	—	148,446	—
Loans held for sale	7,143	7,143	—	7,143	—
Net originated loans	10,734,797	10,621,047	—	—	10,621,047
Net acquired loans	3,232,941	3,367,024	—	—	3,367,024
Net covered loans and loss share receivable	495,815	495,815	—	—	495,815
Accrued interest receivable	64,555	64,555	—	64,555	—
Derivatives	46,467	46,467	—	46,467	—
Financial liabilities:
Deposits	$19,811,674	$19,810,963	$—	$19,810,963	$—
Federal funds purchased and securities sold under agreements to repurchase	926,195	926,195	—	926,195	—
Wholesale borrowings	349,277	352,923	—	352,923	—
Long-term debt	324,430	330,337	—	330,337	—
Accrued interest payable	5,682	5,682	—	5,682	—
Derivatives	55,106	55,106	—	55,106	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$917,822	$917,822	$917,822	$—	$—
Available-for-sale securities	3,273,174	3,273,174	3,036	2,922,527	347,611
Held-to-maturity securities	2,935,688	2,824,240	—	2,824,240	—
Other securities	180,803	180,803	—	180,803	—
Loans held for sale	11,622	11,622	—	11,622	—
Net originated loans	10,116,903	10,017,722	—	—	10,017,722
Net acquired loans	3,494,874	3,367,024	—	—	3,367,024
Net covered loans and loss share receivable	547,943	547,943	—	—	547,943
Accrued interest receivable	52,929	52,929	—	52,929	—
Derivatives	47,902	47,902	—	47,902	—
Financial liabilities:
Deposits	$19,533,601	$19,532,368	$—	$19,532,368	$—
Federal funds purchased and securities sold under agreements to repurchase	851,535	851,535	—	851,535	—
Wholesale borrowings	200,600	204,124	—	204,124	—
Long-term debt	324,428	319,711	—	319,711	—
Accrued interest payable	9,339	9,339	—	9,339	—
Derivatives	58,201	58,201	—	58,201	—

	March 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$347,103	$347,103	$347,103	$—	$—
Available for sale securities	3,243,835	3,243,835	3,212	3,189,389	51,234
Held to maturity securities	665,589	673,501	—	673,501	—
Other securities	140,984	140,984	—	140,984	—
Loans held for sale	14,459	14,459	—	14,459	—
Net originated loans	8,681,127	8,649,899	—	—	8,649,899
Net covered loans and loss share receivable	848,887	848,887	—	—	848,887
Accrued interest receivable	43,701	43,701	—	43,701	—
Derivatives	58,847	58,847	—	58,847	—
Financial liabilities:
Deposits	$11,925,767	$11,931,015	$—	$11,931,015	$—
Federal funds purchased and securities sold under agreements to repurchase	826,855	826,855	—	826,855	—
Wholesale borrowings	136,003	141,613	—	141,613	—
Long-term debt	249,921	259,048	—	259,048	—
Accrued interest payable	3,853	3,853	—	3,853	—
Derivatives	72,217	72,217	—	72,217	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

12.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the three months ended March 31, 2014 and 2013, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $65.6 million and $149.9 million, respectively, and recognized pretax gains of $1.3 million and $4.2 million, respectively, which are included as a component of loan sales and servicing income. As of March 31, 2014 and 2013, the Corporation retained the related mortgage servicing rights on $57.1 million and $136.4 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at March 31, 2014 and $2.4 billion at March 31, 2013. For the three months ended March 31, 2014 and 2013, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.6 million and $1.5 million, respectively.

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

Changes in the carrying amount of mortgage servicing rights and mortgage servicing rights valuation allowance are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of period	$22,760	$21,316
Additions	564	1,267
Amortization	(855)	(1,205)
Balance at end of period	22,469	21,378
Valuation allowance at beginning of period	(282)	(2,564)
Recoveries (Additions)	(143)	1,330
Valuation allowance at end of period	(425)	(1,234)
Mortgage servicing rights, net carrying balance	$22,044	$20,144
Fair value at end of period	$22,631	$20,223

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three months ended March 31, 2014 and 2013.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2014 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	10.09%
Decrease in fair value from 10% adverse change	$753
Decrease in fair value from 25% adverse change	$1,806
Discount rate assumption	9.91%
Decrease in fair value from 100 basis point adverse change	$715
Decrease in fair value from 200 basis point adverse change	$1,383
Expected weighted-average life (in months)	100.8

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. On November 20, 2013, the Eleventh District denied those applications. On December 4, 2013, the Bank and Corporation filed a notice of appeal with the Ohio Supreme Court, and on January 3, 2014, they filed with the Ohio Supreme Court a memorandum in support of the Court's exercising its jurisdiction and accepting the appeal. The plaintiffs filed an opposition, and, on April 24, 2014, the Ohio Supreme Court declined to accept jurisdiction.

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

CRBC 401(k) Litigation

Participants in the Citizens Republic Bancorp 401(k) Plan filed a lawsuit in the United States Court for the Eastern District of Michigan in 2011, alleging that Citizens and certain of its officers and directors violated the Employee Retirement Income Security Act by offering Citizens common stock as an investment alternative in the Plan during periods when it was imprudent to do so and by failing to adequately monitor fiduciaries responsible for administering the Plan. The lawsuit, captioned Kidd v. Citizens Republic Bancorp, Inc. et al., Case No. 2:11-cv-11709, asserts claims for monetary and injunctive relief on behalf of a purported class of participants and beneficiaries in the Plan who held Citizens stock in their Plan accounts during the period from

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

April 17, 2008 to "the present." In April 2014, the court denied the defendants' motion to dismiss the second amended complaint, but stayed the action pending the outcome of a case currently before the U.S. Supreme Court.

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The reserve for unfunded lending commitments at March 31, 2014, December 31, 2013 and March 31, 2013 was $7.5 million, $7.9 million and $4.9 million, respectively. Additional information pertaining to this allowance is included in Note 5 (Allowance for Loan Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of March 31, 2014, December 31, 2013 and March 31, 2013. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

Loan commitments
(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial	$3,394,877	$3,367,625	$2,317,997
Consumer	2,237,324	2,179,010	1,750,913
Total loan commitments	$5,632,201	$5,546,635	$4,068,910

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of March 31, 2014, December 31, 2013 and March 31, 2013.

Financial guarantees
(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Standby letters of credit	$194,118	$196,400	$120,508
Loans sold with recourse	38,072	45,082	44,672
Total financial guarantees	$232,190	$241,482	$165,180

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $97.7 million at March 31, 2014, the remaining guarantees extend in varying amounts through 2018.

Asset Sales

The Corporation regularly sells residential mortgage loans service retained to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of March 31, 2014, December 31, 2013 and March 31, 2013, the Corporation had sold $27.5 million, $34.6 million and $34.9 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $8.2 million, $8.7 million and $1.6 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of March 31, 2014, the Corporation continued to service approximately $6.4 million in manufactured housing loans that were sold with recourse compared to $6.4 million and $8.2 million as of December 31, 2013 and March 31, 2013, respectively. As of March 31, 2014, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans, consistent with the reserve balance at December 31, 2013 and March 31, 2013.

The total reserve associated with loans sold with recourse was approximately $9.3 million, $9.9 million and $2.7 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, and is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net realized losses	(2,593)	—	(2,593)
Net increase (decrease) to reserve	2,056	3	2,059
Balance at end of period	$8,200	$1,117	$9,317

	Three Months Ended March 31, 2013
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Net realized losses	(56)	—	(56)
Net increase (decrease) to reserve	156	(29)	127
Balance at end of period	$1,600	$1,138	$2,738

14.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
(In thousands)	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(45,072)	$(15,775)	$(29,297)
Changes in unrealized securities' holding gains/(losses)	18,044	6,315	11,729
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(494)	(173)	(321)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(56)	(20)	(36)
Balance at the end of the period	(27,578)	(9,653)	(17,925)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(57,812)	(20,233)	(37,579)
Total Accumulated Other Comprehensive Income	$(85,390)	$(29,886)	$(55,504)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2013
(In thousands)	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$85,259	$29,841	$55,418
Changes in unrealized securities' holding gains/(losses)	(11,633)	(4,072)	(7,561)
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(552)	(193)	(359)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	9	3	6
Balance at the end of the period	73,083	25,579	47,504
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(110,188)	(38,565)	(71,623)
Total Accumulated Other Comprehensive Income	$(37,105)	$(12,986)	$(24,119)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31, 2014	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(56)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(20)	Income tax expense (benefit)
Reclassified amount, net of tax	$(36)

(In thousands)	Three Months Ended March 31, 2013	Income statement line item presentation
Realized (gains)/losses on sale of securities	$9	Investment securities losses (gains), net
Tax expense (benefit) (35%)	3	Income tax expense (benefit)
Reclassified amount, net of tax	$6

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights (a)
(Unaudited)	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
EARNINGS
Net interest income TE (b)	$197,854	$202,145	$207,079	$201,605	$114,376
TE adjustment (b)	3,954	4,077	3,739	3,574	3,027
Provision for originated loan losses	3,654	1,552	2,523	3,151	5,808
Provision for acquired loan losses	7,827	5,515	2,033	—	—
Provision for covered loan losses	3,055	2,983	1,823	4,158	4,138
Noninterest income	67,270	72,420	71,090	69,439	57,392
Noninterest expense	169,331	178,620	210,599	188,888	106,146
Net income	53,455	57,174	40,715	48,450	37,346
Diluted EPS (d)	0.31	0.33	0.23	0.29	0.33
PERFORMANCE RATIOS
Return on average assets (ROA)	0.90%	0.94%	0.67%	0.85%	1.01%
Return on average equity (ROE)	7.93%	8.48%	6.07%	7.56%	8.83%
Return on average tangible common equity (e)	11.98%	12.96%	9.29%	11.49%	12.76%
Net interest margin TE (b)	3.84%	3.89%	4.05%	4.12%	3.46%
Efficiency ratio (e)	62.77%	64.08%	74.64%	68.10%	61.61%
Number of full-time equivalent employees	4,521	4,570	4,666	4,619	2,767
MARKET DATA
Book value per common share	$16.62	$16.38	$16.08	$16.06	$15.99
Tangible book value per common share (e)	11.03	10.77	10.47	10.43	10.83
Period-end common share market value	20.83	22.23	21.72	20.03	16.54
Market as a % of book	125%	136%	135%	125%	103%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Common Stock dividend payout ratio	51.61%	48.48%	69.57%	55.17%	48.48%
Average basic common shares	165,060	165,054	165,044	157,863	109,689
Average diluted common shares	166,004	166,097	165,874	158,390	110,238
Period end common shares	165,087	165,056	165,045	165,045	109,746
Common shares repurchased	51	17	7	168	26
Common Stock market capitalization	$3,438,762	$3,669,195	$3,584,777	$3,305,851	$1,815,199
ASSET QUALITY (excluding acquired and covered loans) (c)
Gross charge-offs	$13,160	$9,913	$8,515	$10,969	$10,776
Net charge-offs	8,022	3,359	2,877	3,349	5,907
Allowance for originated loan losses	92,116	96,484	98,291	98,645	98,843
Reserve for unfunded lending commitments	7,481	7,907	8,493	8,114	4,941
Nonperforming assets (NPAs)	62,711	60,883	55,426	66,177	52,231
Net charge-offs to average loans ratio	0.31%	0.13%	0.12%	0.15%	0.27%
Allowance for originated loan losses to period-end loans	0.85%	0.94%	1.00%	1.08%	1.13%
Allowance for credit losses to period-end loans	0.92%	1.02%	1.09%	1.17%	1.18%
NPAs to loans and other real estate	0.58%	0.60%	0.57%	0.72%	0.59%
Allowance for originated loan losses to nonperforming loans	212.01%	228.62%	276.19%	216.97%	242.21%
Allowance for credit losses to nonperforming loans	229.23%	247.35%	300.06%	234.82%	254.32%
CAPITAL & LIQUIDITY
Period-end tangible common equity to assets (e)	7.69%	7.70%	7.41%	7.58%	8.03%
Average equity to assets	11.32%	11.12%	11.08%	11.28%	11.45%
Average equity to total loans	19.04%	18.81%	18.97%	18.95%	17.88%
Average total loans to deposits	73.11%	72.84%	72.11%	74.04%	81.36%
AVERAGE BALANCES
Assets	$24,144,570	$24,034,846	$24,013,594	$22,810,702	$14,983,543
Deposits	19,636,506	19,517,476	19,456,231	18,334,244	11,789,784
Originated loans	10,448,383	9,988,587	9,377,826	8,877,754	8,735,307
Acquired loans, including covered loans, less loss share receivable	3,907,802	4,227,693	4,652,101	4,696,740	856,875
Earning assets	20,903,863	20,593,750	20,276,825	19,609,974	13,408,789
Shareholders' equity	2,733,226	2,673,635	2,661,546	2,571,964	1,715,005
ENDING BALANCES
Assets	$24,498,661	$23,912,028	$24,137,730	$23,534,873	$15,272,484
Deposits	19,811,674	19,533,601	19,489,533	19,119,722	11,925,767
Originated loans	10,826,913	10,213,387	9,789,139	9,132,625	8,779,970
Acquired loans, including covered loans,less loss share receivable	3,726,952	4,025,758	4,401,711	4,926,888	801,239
Goodwill	741,740	741,740	741,740	741,740	460,044
Intangible assets	79,819	82,755	85,447	88,419	6,055
Earning assets	21,715,302	21,048,910	21,297,250	20,772,749	13,905,342
Total shareholders' equity	2,742,966	2,702,894	2,654,645	2,650,909	1,754,850
NOTES:
(a) - Effective April 12, 2013, the Corporation acquired Citizens. Citizens' assets and liabilities were included in the consolidated balance sheet on the Acquisition Date at fair value. Citizens' results of operations were included in the consolidated statements of comprehensive income beginning on the Acquisition Date.
(b) - The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Comprehensive Income.
(c) - Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans and covered assets are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(d) - Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013 and approximately $0.9 million in the three months ended March 31, 2013.
(e) - See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.

HIGHLIGHTS OF FIRST QUARTER OF 2014 PERFORMANCE

The Corporation reported first quarter 2014 net income of $53.5 million, or $0.31 per diluted share. This compares with $57.2 million, or $0.33 per diluted share, for the fourth quarter 2013 and $37.3 million, or $0.33 per diluted share, for the first quarter 2013. Included in noninterest expense for the first quarter 2014 were approximately $1.0 million of pre-tax merger related costs compared to approximately $6.0 million for the fourth quarter of 2013.

ROE and ROA for the first quarter 2014 were 7.93% and 0.90%, respectively, compared with 8.48% and 0.94%, respectively, for the fourth quarter 2013 and 8.83% and 1.01%, respectively, for the first quarter 2013.

Except as noted, the Citizens' acquisition is primarily contributing to the increases over the prior year period in the income statement and balance sheets. Citizens' results of operations are included in the reported current year to date period results since the Acquisition Date.

Net Interest Income

Net interest income on a TE basis was $197.9 million in the first quarter 2014 compared with $202.1 million in the fourth quarter 2013 and $114.4 million in the first quarter 2013.

Net interest margin was 3.84% for the first quarter 2014 compared with 3.89% for the fourth quarter 2013 and 3.46% for the first quarter 2013. First quarter 2014 net interest margin compression compared with the fourth quarter 2013 was primarily driven by declining volume in the acquired and covered loan portfolios and lower day count, partially offset by increased volume of originated loans, higher investment portfolio yields and lower deposit costs.

Average originated loans were $10.4 billion during the first quarter 2014, an increase of $459.8 million, or 4.60%, compared with the fourth quarter 2013, and an increase of $1.7 billion, or 19.61%, compared with the first quarter 2013. Average originated commercial loans increased $293.3 million, or 4.49%, compared with the prior quarter, and increased $959.7 million, or 16.38%, compared with the year ago quarter.

Average deposits were $19.6 billion during the first quarter 2014, an increase of $0.1 billion, or 0.61%, compared with the fourth quarter 2013, and an increase of $7.8 billion, or 66.56%, compared with the first quarter 2013. During the first quarter 2014, average core deposits, which exclude time deposits, increased $0.3 billion, or 1.58%, compared with the fourth quarter 2013 and increased $6.8 billion, or 64.78%, compared with the first quarter 2013. Average time deposits decreased $148.7 million, or 5.83%, and increased $1.1 billion, or 80.46%, respectively, over the prior and year-ago quarters. For the first quarter 2014, average core deposits accounted for 87.76% of total average deposits, compared with 86.93% for the fourth quarter 2013 and 88.71% for the first quarter 2013.

Average investments increased $182.9 million, or 2.90%, compared with the fourth quarter 2013 and increased $2.8 billion, or 75.35%, compared with the first quarter 2013.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the first quarter 2014 was $67.2 million, a decrease of $5.2 million, or 7.19%, from the fourth quarter 2013 and an increase of $9.8 million, or 17.10%, from the first quarter 2013. Noninterest income trends for the recent quarter reflected a slowdown in customer activity across most income categories. Severe weather conditions throughout the Corporation’s footprint factored into these trends. Included in noninterest income in the first quarter 2014 was $1.6 million of gains on covered loans paid in full, compared to $0.8 million and $5.0 million in the fourth quarter 2013 and first quarter 2013, respectively.

Noninterest income, excluding net securities gains and losses, as a percentage of net revenue for the first quarter 2014 was 25.36% compared with 26.38% for fourth quarter 2013 and 33.42% for the first quarter 2013. Net revenue is defined as net interest income, on an TE basis, plus other income, excluding gains and losses from securities sales.

Noninterest Expense

Noninterest expense for the first quarter 2014 was $169.3 million, a decrease of $9.3 million, or 5.20%, from the fourth quarter 2013 and an increase of $63.2 million, or 59.53%, from the first quarter 2013. Overall expense trends compared with the prior quarter were favorable despite higher than usual snow removal and utility costs due to the severe weather throughout the quarter and across the Corporation’s entire footprint. Included in noninterest expense in the first quarter 2014, fourth quarter 2013 and first quarter 2013 were merger related costs associated with the Citizens' acquisition of $1.0 million, $6.0 million and $3.6 million, respectively. The Corporation's efficiency ratio was 62.77% for the first quarter 2014, compared with 64.08% for the fourth quarter 2013 and 61.61% for the first quarter 2013.

The effective tax rate was 30.85% for the first quarter 2014 compared with 30.12% for the fourth quarter 2013 and 29.07% for the first quarter 2013.

The Corporation early adopted an amendment to GAAP in the first quarter 2014 related to the accounting for affordable housing projects that qualify for the low-income housing tax credit. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $1.0 million in the first quarter 2014 and $0.8 million in the fourth quarter 2013 and first quarter 2013.

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

Net charge-offs on originated loans totaled $8.0 million, or 0.31% of average originated loans in the first quarter 2014, compared with $3.4 million, or 0.13% of average originated loans, in the fourth quarter 2013 and

$5.9 million, or 0.27% of average originated loans, in the first quarter 2013. Quarterly charge-offs on originated loans were elevated this quarter as a result of one commercial credit.

Nonperforming assets totaled $62.7 million at March 31, 2014, an increase of $1.8 million, or 3.00%, compared with December 31, 2013 and an increase of $10.5 million, or 20.06%, compared with March 31, 2013. Nonperforming assets at March 31, 2014 represented 0.58% of period-end originated loans plus other real estate compared with 0.60% at December 31, 2013 and 0.59% at March 31, 2013.

The allowance for originated loan losses totaled $92.1 million at March 31, 2014. At March 31, 2014, the allowance for originated loan losses was 0.85% of period-end originated loans compared with 0.94% at December 31, 2013 and 1.13% at March 31, 2013. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 0.92% of period end originated loans at March 31, 2014, compared with 1.02% at December 31, 2013 and 1.18% at March 31, 2013. The allowance for credit losses to nonperforming loans was 229.23% at March 31, 2014, compared with 247.35% at December 31, 2013 and 254.32% at March 31, 2013.

Balance Sheet

The Corporation’s total assets at March 31, 2014 were $24.5 billion, an increase of $586.6 million, or 2.45%, compared with December 31, 2013 and an increase of $9.2 billion, or 60.41%, compared with March 31, 2013.

Total deposits were $19.8 billion at March 31, 2014, an increase of $278.1 million, or 1.42%, from December 31, 2013 and an increase of $7.9 billion, or 66.12%, from March 31, 2013. Core deposits totaled $17.4 billion at March 31, 2014, an increase of $354.8 million, or 2.08%, from December 31, 2013 and an increase of $6.8 billion, or 64.06%, from March 31, 2013.

Shareholders’ equity was $2.7 billion as of March 31, 2014 and December 31, 2013 and $1.8 billion as of March 31, 2013. The increase from the prior year mainly reflects the addition of $928.3 million in equity from the Citizen acquisition. The Corporation maintained a strong capital position as tangible common equity to assets was 7.69% at March 31, 2014, compared with 7.70% at December 31, 2013 and 8.03% at March 31, 2013. The common cash dividend per share paid in the first quarter 2014 was $0.16.

Acquisition Update

The Citizens' acquisition was considered a business combination and accounted for under FASB Accounting Standard Codification 805, Business Combinations (ASC 805). All acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition and identifiable intangible assets were recorded at their estimated fair value. Estimated fair values are considered preliminary and, in accordance with ASC 805, are subject to change up to one year after the acquisition date. This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available, and we continue to analyze our estimates of the fair values of the assets acquired and the liabilities assumed. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

During the quarter ended March 31, 2014, we obtained additional information that resulted in a change to a certain Acquisition Date fair value estimate relating to the Citizens' acquisition. This purchase accounting adjustment has resulted in an increase to goodwill of approximately $1.9 million from the prior quarter and was recognized as of Acquisition Date. Prior period amounts appropriately reflect these adjustments.

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
To the extent that the information contained with in this section describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the business of the Corporation. For additional information on regulatory developments, refer to Item 1. "Business, Regulation and Supervision" of the 2013 Form 10-K.

New Capital Rules

In July 2013, the Federal Reserve and the OCC jointly adopted final rules effective generally on January 1, 2015 to implement the Basel III and regulatory capital changes required by the Dodd-Frank Act.

These changes will apply to the Corporation and the Bank on a consolidated basis. Among other things, the rules include new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Consistent with the Basel III framework, the rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%. A new capital conservation buffer of 2.5% of risk-weighted assets is being phased-in over a transition period ending December 31, 2018. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banking organizations are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio will not change. Failure to maintain the required common equity tier 1 capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

Management is evaluating the new rules and their effects on the Corporation and the Bank, but Management believes the Corporation and the Bank will remain "well-capitalized” under the new rules. The new rules generally will be effective for the Corporation and the Bank beginning January 1, 2015, and are subject to change. Other changes are being considered, especially with respect to the largest banking organizations.  For example, in October 2013, the Federal Reserve proposed new standardized minimum liquidity requirements based on a Basel Committee standard for large (at least $250 billion of assets) and internationally active banking organizations and systemically important, nonbank financial companies designated by the Financial Stability Oversight Council.  Less stringent liquidity standards will be applied to smaller banking organizations with at least $50 billion in assets. More recently, in April 2014, the FDIC, OCC and Federal Reserve adopted a final rule requiring a supplementary leverage ratio and a proposed rule to change the denominator for the supplementary leverage ratio that is applicable only to the largest, most interconnected banking organizations. These proposed rules would not apply to an institution of our size.

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Corporation and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Medium-sized companies, including the Corporation and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012. The first stress tests by medium-sized companies were submitted to the regulators at the end of March 2014.

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

The banking agencies issued Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets on May 17, 2012. On July 30, 2013, the federal banking agencies issued Proposed Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests

for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion (the "Supervisory Guidance"), which describes supervisory expectations for stress tests by medium-sized companies. Final Supervisory Guidance was issued on March 5, 2014.

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Corporation submitted its initial stress tests to the regulators in March 2014.

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

Net interest income is presented on a TE basis and excludes net securities gains and losses. Net interest income-TE includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income TE enhances comparability of net interest income arising from taxable and tax exempt sources and is the preferred industry measurement of net interest income.
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
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve's CCAR process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity, which was one of the calculations adopted by the regulators in July 2013, and the new Basel III rules, include a common equity Tier I capital to risk-weighted assets capital ratio. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the Tier 1 common equity measure including on a risk-weighted basis. Tangible common equity and Tier 1 common equity are not formally defined by GAAP, accordingly, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators assess the Corporation's capital adequacy using tangible common shareholders' equity and Tier 1 common equity, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on these same bases.
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of the risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with current banking regulatory requirements.
The Corporation currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the Basel I capital ratios. In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation and which were adopted, with modifications, in 2013. When fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. The calculations provided below are estimates, based on the

Corporation's current understanding of the Basel III framework, the 2013 regulatory capital rules implementing Basel III in the United States, including the Corporation's reading of the requirements, and informal feedback received through the regulatory process. The Corporation's understanding of the Federal Reserve's and the OCC's July 2013 Basel III capital rules is evolving and will likely change as the Corporation gains more experience with the new regulations before these become effective on January 1, 2015. Because the Basel III rules are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation's disclosed calculations. Since analysts and banking regulators may assess the Corporation's capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on the same basis.
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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		March 31, 2014	December 31, 2013	March 31, 2013
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,742,966	$2,702,894	$1,754,850
Less:	Intangible assets	79,819	82,755	6,055
	Goodwill	741,740	741,740	460,044
	Preferred stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$1,821,407	$1,778,399	$1,188,751
Total assets (GAAP)		24,498,661	23,912,028	15,272,484
Less:	Intangible assets	79,819	82,755	6,055
	Goodwill	741,740	741,740	460,044
Tangible assets (non-GAAP)		$23,677,102	$23,087,533	$14,806,385
Tangible common equity to tangible assets ratio (non-GAAP)		7.69%	7.70%	8.03%
Tier 1 common equity - Basel I
Shareholders' equity (GAAP)		$2,742,966	$2,702,894	$1,754,850
Plus:	Net unrealized (gains) losses on available-for-sale securities	17,925	29,297	(47,504)
	Losses recorded in AOCI related to defined benefit postretirement plans	37,579	37,579	71,623
	Trust preferred securities	74,501	74,500	—
Less:	Goodwill	741,740	741,740	460,044
	Intangible assets	79,819	82,755	6,055
	Disallowed deferred tax asset	129,200	137,027	—
	Other adjustments	1,774	1,944	1,943
Tier 1 capital - Basel I (regulatory)		1,920,438	1,880,804	1,310,927
Less:	Preferred stock	100,000	100,000	100,000
	Trust preferred securities	74,501	74,500	—
Tier 1 common equity - Basel I (non-GAAP)		$1,745,937	$1,706,304	$1,210,927
Risk-weighted assets - Basel I (regulatory)		$16,687,071	$16,320,833	$10,609,418
Tier 1 common equity ratio - Basel I (non-GAAP)		10.46%	10.45%	11.41%
Tier 1 common ratio - Basel III (estimates) (1)
Shareholders' equity (GAAP)		$2,742,966	$2,702,894	$1,754,850
Plus:	Net unrealized (gains) losses on available-for-sale securities	17,925	29,297	(47,504)
	Defined benefit postretirement plans in accumulated other comprehensive income	37,579	37,579	71,623
	Trust preferred securities (long term debt)	—	—	—
Less:	Non-qualifying goodwill	741,740	741,740	460,044
	Non-qualifying intangible assets	79,819	82,755	6,055
	Disallowed deferred tax asset	173,039	173,039	—
	Other adjustments	1,774	1,944	1,943
Tier 1 capital - Basel III (regulatory)		1,802,098	1,770,292	1,310,927
Less:	Preferred stock	100,000	100,000	100,000
Tier 1 common equity - Basel III (regulatory)		$1,702,098	$1,670,292	$1,210,927
Risk-weighted assets - Basel III (regulatory)		$17,445,685	$17,114,143	$10,609,418
Tier 1 common equity ratio - Basel III		9.76%	9.76%	11.41%

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		March 31, 2014	December 31, 2013	March 31, 2013
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,742,966	$2,702,894	$1,754,850
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity		2,642,966	2,602,894	1,654,850
Less:	Intangible assets	79,819	82,755	6,055
	Goodwill	741,740	741,740	460,044
Tangible common equity (non-GAAP)		$1,821,407	$1,778,399	$1,188,751
Period end common shares		165,087	165,056	109,746
Book value per share		$16.62	$16.38	$15.99
Common equity per share		16.01	15.77	15.08
Tangible book value per common share		11.03	10.77	10.83

		Three Months Ended March 31,
(Dollars in thousands)		2014	2013
Net income		$53,455	$37,346
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses	628	2,340
	Branch closure costs	$—	$—
	Adjusted net income (non-GAAP)	$54,083	$39,686
Average assets (GAAP)		$24,144,570	$14,983,543
Average equity (GAAP)		2,733,226	1,715,005
Less:	Average preferred stock	100,000	62,222
Average common shareholders' equity (non-GAAP)		2,633,226	1,652,783
Less:	Average intangible assets	81,253	6,199
	Average goodwill	741,739	460,044
Average tangible common equity (non-GAAP)		$1,810,234	$1,186,540

Return on average assets		0.90%	1.01%
Adjusted return on average assets net of Citizens' merger related charges (non-GAAP)		0.91%	1.07%
Return on average equity		7.93%	8.83%
Adjusted return on average equity net of Citizens' merger related charges (non-GAAP)		8.02%	9.38%
Return on average tangible common equity (non-GAAP) (3)		11.98%	12.76%
Adjusted return on average tangible common equity net of Citizens' merger related charges (non-GAAP)		12.12%	13.56%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended March 31,
(Dollars in thousands)		2014	2013
	Net interest income (GAAP)	$193,900	$111,349
	TE Adjustment	3,954	3,027
	Net interest income - TE (non-GAAP)	197,854	114,376
	Noninterest income (GAAP)	67,270	57,392
	Adjustments to noninterest income (2)
Less:	Securities gains (losses)	56	(9)
	Adjusted noninterest income (non-GAAP)	67,214	57,401
	Total revenue, TE excluding securities gains (losses) (non-GAAP)	265,068	171,777
	Noninterest expense (GAAP)	169,331	106,146
	Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,936	317
	Acquisition related expenses	966	3,600
	Adjusted noninterest expense (non-GAAP)	$165,429	$102,229

	Fee income ratio (non-GAAP)	25.36%	33.42%
	Efficiency ratio (non-GAAP)	62.77%	61.61%
	Adjusted efficiency ratio net of Citizens' merger related charges (non-GAAP)	62.41%	59.51%

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

RESULTS OF OPERATIONS
Figure 3. Average Tax-Equivalent Balance Sheets-Quarter to Date

	Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and due from banks	$959,071			$1,135,601			$394,896
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,151,341	$25,910	2.04%	4,895,147	$24,236	1.96%	2,790,039	$16,294	2.37%
Obligations of states and political subdivisions (tax exempt)	739,875	8,613	4.72%	728,408	8,609	4.69%	541,014	6,595	4.94%
Other securities and federal funds sold	593,362	6,112	4.18%	678,087	6,445	3.77%	366,926	2,944	3.25%
Total investment securities and federal funds sold	6,484,578	40,635	2.54%	6,301,642	39,290	2.47%	3,697,979	25,833	2.83%
Loans held for sale	6,804	59	3.53%	10,248	92	3.56%	14,884	144	3.92%
Loans, including loss share receivable (2)	14,412,481	171,135	4.82%	14,281,860	177,275	4.92%	9,695,926	99,006	4.14%
Total earning assets	20,903,863	$211,829	4.11%	20,593,750	$216,657	4.17%	13,408,789	$124,983	3.78%
Total allowance for loan losses	(138,891)			(177,628)			(141,735)
Other assets	2,420,527			2,483,123			1,321,593
Total assets	$24,144,570			$24,034,846			$14,983,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,488,751	$—	—%	$5,546,316	$—	—%	$3,321,660	$—	—%
Interest-bearing	3,045,952	737	0.10%	2,875,375	759	0.10%	1,300,816	318	0.10%
Savings and money market accounts	8,698,817	5,559	0.26%	8,544,097	6,127	0.28%	5,835,750	5,315	0.37%
Certificates and other time deposits	2,402,986	2,464	0.42%	2,551,688	2,500	0.39%	1,331,558	2,063	0.63%
Total deposits	19,636,506	8,760	0.18%	19,517,476	9,386	0.19%	11,789,784	7,696	0.26%
Securities sold under agreements to repurchase	884,065	197	0.09%	948,959	291	0.12%	906,717	313	0.14%
Wholesale borrowings	276,324	1,129	1.66%	200,622	938	1.85%	136,298	850	2.53%
Long-term debt	324,428	3,890	4.86%	324,426	3,897	4.77%	155,506	1,748	4.56%
Total interest-bearing liabilities	15,632,572	13,976	0.36%	15,445,167	14,512	0.37%	9,666,645	10,607	0.45%
Other liabilities	290,021			369,728			280,233
Shareholders’ equity	2,733,226			2,673,635			1,715,005
Total liabilities and shareholders’ equity	$24,144,570			$24,034,846			$14,983,543
Net yield on earning assets	$20,903,863	$197,853	3.84%	$20,593,750	$202,145	3.89%	$13,408,789	$114,376	3.46%
Interest rate spread			3.75%			3.80%			3.34%

(1) Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $4.0 million, $4.1 million and $3.0 million for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
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

For the three months ended March 31, 2014, net interest income-TE was $197.9 million, and the net interest margin was 3.84%. These results compared to net interest income-TE of $202.1 million and net interest margin of 3.89% for three months ended December 31, 2013, and net interest income-TE of $114.4 million and net interest margin of 3.46% for the three months ended March 31, 2013.

Net interest income presented on a TE basis for the three months ended March 31, 2014 increased $83.5 million or 72.99% from the three months ended March 31, 2013 and decreased $4.3 million or 2.12% from the three months ended December 31, 2013. The increase from the year ago quarter was predominately driven by the net accretion of the fair value adjustments on loans and certificates of deposits assumed in the Citizens' acquisition. The decrease from fourth quarter 2013 was primarily driven by declining volume in the acquired and covered loan portfolios and lower day count, partially offset by increased volume of originated loans, higher investment portfolio yields and lower deposit costs.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

Figure 4. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended March 31,
	2014 and 2013
	Increase (Decrease) In Interest Income/Expense
(In thousands)	Volume	Yield/ Rate	Total
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$14,552	$(1,768)	$12,784
Tax-exempt	2,327	(309)	2,018
Loans held for sale	(71)	(14)	(85)
Loans	54,038	18,091	72,129
Total interest income-TE	70,846	16,000	86,846
INTEREST EXPENSE
Interest on deposits:
Interest bearing	422	(3)	419
Savings and money market accounts	2,124	(1,880)	244
Certificates and other time deposits	1,265	(864)	401
Securities sold under agreements to repurchase	(8)	(108)	(116)
Wholesale borrowings	648	(369)	279
Long-term debt	2,018	124	2,142
Total interest expense	6,469	(3,100)	3,369
Net interest income-TE	$64,377	$19,100	$83,477

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The net interest margin is calculated by dividing net interest income-TE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by noninterest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment.

The following table in Figure 5 provides net interest income-TE and net interest margin totals for the three months ended March 31, 2014 and 2013:

Figure 5. Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net interest income	$193,900	$111,349
Tax equivalent adjustment	3,954	3,027
Net interest income-TE	197,854	114,376
Average earning assets	$20,903,863	$13,408,789
Net interest margin	3.84%	3.46%

The average yield on earning assets increased from 3.78% in the first quarter of 2013 to 4.11% in the first quarter of 2014. Average earning assets include Citizens' assets from the Acquisition Date resulting in the overall increase in total quarterly average earning assets. The net accretion of the fair value adjustments on the acquired loans and certificates of deposits resulted in an increase in average yield during the first quarter of

2014, thereby causing interest income to increase $86.8 million from year-ago levels. Quarterly average balances for investment securities were also up from the year ago quarter increasing investment interest income by $16.9 million, while lower rates earned on the securities decreased investment interest income by $2.1 million year over year. Higher quarterly average loans outstanding, which include Citizens' loan portfolio from the Acquisition Date, increased loan interest income by $54.0 million and higher yields earned on those loans increased loan interest income by $18.1 million from year-ago levels. Outstanding balances on quarterly average deposits increased as a result of the acquisition of Citizens' deposit portfolio. The increase in average balances were partially offset by lower rates paid on deposits resulting in a net increase of $1.1 million in interest expense for the three months ended March 31, 2014. Quarterly average long-term debt issued in the first quarter of 2013 caused interest expense to increase by $2.1 million during the three months ended March 31, 2014. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.07% for the three months ended March 31, 2014 and at 0.08% for the three months ended March 31, 2013.

Noninterest Income

Excluding investment securities transactions, other income for the three months ended March 31, 2014 totaled $67.2 million, compared with $57.4 million in the same period one year ago. Other income as a percentage of net revenue (net interest income-TE plus other income, less securities transactions) was 25.36% for the three months ended March 31, 2014 compared to 33.42% for the same three month period one year ago Except as noted below, the Citizens acquisition is primarily contributing to the quarter over quarter increase of $9.8 million, or 17.10%, from the first quarter 2013.

Figure 6. Noninterest Income

	Three Months Ended March 31,
(In thousands)	2014	2013
Trust department income	$9,748	$5,741
Service charges on deposits	16,648	12,585
Credit card fees	12,152	10,222
ATM and other service fees	5,819	3,335
Bank owned life insurance income	3,582	4,897
Investment services and life insurance	3,516	2,415
Investment securities (losses)/gains, net	56	(9)
Loan sales and servicing income	3,730	7,863
Other operating income	12,019	10,343
	$67,270	$57,392

Bank owned life insurance income decreased $1.3 million, or 26.85%, from the first quarter 2013 as a result of a death benefit received in the first quarter 2013.

Loan sales and servicing income decreased in the three months ended March 31, 2014 by $4.1 million, or 52.56%, compared to the three months ended March 31, 2013. The decrease was due to the rise in mortgage interest rates, slowing the flow of new volume and decreasing the net fair value of the mortgage pipeline in the three months ended March 31, 2014.

Other operating income increased $1.7 million, or 16.20%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Included in other operating income for the three months ended March 31, 2014 was $1.6 million, in gains from covered loan payoffs and related income compared to $5.0 million in gains in the three months ended March 31, 2013. Gains on covered loan payoffs represent the difference between the credit mark on the paid-off loans less the remaining associated loss share receivable.

Noninterest Expenses

Other expenses for the three months ended March 31, 2014 totaled $169.3 million, compared with $106.1 million in the same period one year ago. Except as noted below, the Citizens acquisition is primarily contributing to the quarter over quarter increase of $63.2 million, or 59.53%.

Figure 7. Noninterest Expense

	Three Months Ended March 31,
(In thousands)	2014	2013
Salaries and wages	$71,669	$46,391
Pension and employee benefits	17,344	11,515
Net occupancy expense	17,014	8,282
Equipment expense	11,911	7,349
Taxes, other than federal income taxes	2,774	1,922
Stationery, supplies and postage	4,108	2,096
Bankcard, loan processing, and other costs	10,834	7,840
Advertising	3,516	2,070
Professional services	5,359	5,410
Telephone	2,908	1,177
Amortization of intangibles	2,936	317
FDIC expense	5,971	3,526
Other operating expense	12,987	8,251
	$169,331	$106,146

Total salaries and wages increased $25.3 million, or 54.49%, compared to the same year ago period. Pension and employee benefits increased $5.8 million, or 50.62%, from the same year ago period. The increases are mainly attributable to additional full time equivalent employees, incentive expense and salary increases associated with the Citizens' acquisition. The number of full time equivalent employees were 4,521 and 2,767 as of March 31, 2014 and March 31, 2013, respectively.

Income Taxes

Income tax expense was $23.8 million and $15.3 million for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for the three months ended March 31, 2014 was 30.85% compared to 29.07% for the three months ended March 31, 2013.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 8 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results for the three months ended March 31, 2014 and 2013. Except as noted below, the Citizens' acquisition is primarily contributing to the period over period variances.
Figure 8. Line of Business Results

	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
March 31, 2014	QTD	QTD	QTD	QTD	QTD
(In thousands)
OPERATIONS:
Net interest income (loss)-TE	$106,163	$93,250	$4,678	$(6,237)	$197,854
Provision for loan losses	5,040	2,617	(45)	6,924	14,536
Other income	21,306	27,035	13,464	5,465	67,270
Other expenses	61,984	95,773	12,727	(1,153)	169,331
Net income (loss)	38,574	14,232	3,549	(2,900)	53,455
AVERAGES:
Assets	9,072,390	5,449,856	241,618	9,380,706	24,144,570
Loans	9,061,371	5,084,555	230,429	36,126	14,412,481
Earnings assets	9,308,031	5,101,740	230,429	6,263,663	20,903,863
Deposits	6,645,640	11,753,015	1,009,811	228,040	19,636,506
Economic Capital	654,922	320,090	57,784	1,700,430	2,733,226

	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
March 31, 2013	QTD	QTD	QTD	QTD	QTD
(In thousands)
OPERATIONS:
Net interest income (loss)-TE	$68,147	$49,754	$4,152	$(7,677)	$114,376
Provision for loan losses	4,766	4,073	208	899	9,946
Other income	19,232	24,388	8,310	5,462	57,392
Other expenses	43,027	52,907	10,174	38	106,146
Net income (loss)	25,131	11,156	1,352	(293)	37,346
AVERAGES:
Assets	6,737,236	3,016,495	236,811	4,993,001	14,983,543
Loans	6,677,719	2,736,949	223,234	58,024	9,695,926
Earnings assets	6,814,089	2,762,045	223,263	3,609,392	13,408,789
Deposits	3,500,846	7,416,124	744,466	128,348	11,789,784
Economic Capital	462,614	212,815	49,534	990,042	1,715,005

Loan growth in the loan portfolio during the three months ended March 31, 2014 resulted in an increase in the commercial segment's net income of $13.4 million to $38.6 million. TE adjusted net interest income for the commercial segment totaled $106.2 million for the three months ended March 31, 2014 compared to $68.1 million for the three months ended March 31, 2013, an increase of $38.0 million, or 55.79%. Provision for loan losses for the commercial segment was $5.0 million for the three months ended March 31, 2014 compared to

$4.8 million for the three months ended March 31, 2013, an increase of $0.3 million. Net charge-offs increased $2.6 million to $4.2 million for the three months ended March 31, 2014. The reduction in other provision for loan losses reflected the results of Management’s focused efforts to improve asset quality and portfolio credit metrics. Noninterest income was $21.3 million for the three months ended March 31, 2014 compared to $19.2 million for the same period in 2013. Reduced gains realized on covered loans paid in full were offset with period over period increases resulting from the acquisition of Citizens. Noninterest expense for the commercial segment was $62.0 million for the three months ended March 31, 2014 compared to $43.0 million for the same period of 2013. The results of Management's efficiency initiative partially offset the increase in expense attributable to the Citizens' acquisition.

The retail segment's net income resulted in an increase of $3.1 million for the three months ended March 31, 2014 to $14.2 million compared to three months ended March 31, 2013. TE adjusted net interest income totaled $93.3 million for the three months ended March 31, 2014 compared to $49.8 million for the three months ended March 31, 2013, an increase of $43.5 million or 87.42%. Provision for loan losses totaled $2.6 million for the three months ended March 31, 2014 compared to $4.1 million for the three months ended March 31, 2013, a decrease of $1.5 million. Net charge-offs declined $0.7 million to $3.5 million for the three months ended March 31, 2014. Noninterest income was $27.0 million for the three months ended March 31, 2014 compared to $24.4 million for the three months ended March 31, 2013, an increase of $2.6 million, or 10.85%. Lower service charges on deposits driven by the effects of new regulations on charges for non-sufficient funds and overdrafts, as well as the effects of the Durbin Interchange Amendment on ATM interchange fees partially offset the increase in income attributable to the Citizens' acquisition. Noninterest expense increased $42.9 million, or 81.02%, to $95.8 million for the three months ended March 31, 2014 compared to $52.9 million for the three months ended March 31, 2013. The results of Management's efficiency initiative partially offset the increase in expense attributable to the Citizens' acquisition.
The wealth segment's net income resulted in an increase of $2.2 million for the three months ended March 31, 2014 to $3.5 million compared to three months ended March 31, 2013. Noninterest income-TE was $13.5 million for the three months ended March 31, 2014 compared to $8.3 million for the three months ended March 31, 2013, an increase of $5.2 million, or 62.02% attributable to greater brokerage and trust fees from the Citizens' acquisition. Noninterest expense resulted in an increase of $2.6 million, or 25.09%, to $12.7 million for the three months ended March 31, 2014 compared to $10.2 million for the three months ended March 31, 2013. The results of Management's efficiency initiative partially offset the increase in expense attributable to the Citizens' acquisition.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the parent company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $2.9 million for the three months ended March 31, 2014, a decrease of
$2.6 million compared to the three months ended March 31, 2013.

FINANCIAL CONDITION
Acquisitions

On April 12, 2013, the Corporation completed the merger with Citizens, a Michigan corporation with approximately $9.6 billion in assets and 219 branches, in a stock and cash transaction. The total purchase price was approximately $1.3 billion, including 55.5 million shares of its Common Stock issued to Citizen's common shareholders at a fair value of $925.2 million and paid by the Corporation to repurchase Citizens TARP

Preferred plus accumulated but unpaid dividends and interest of approximately $355.4 million. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase shares of Citizens' common stock was converted into a warrant with a fair value of $3.0 million issued by the Corporation to the U.S. Treasury to purchase shares of FirstMerit Common Stock. The fair value of the assets acquired, excluding goodwill, totaled $9.3 billion, and included $4.6 billion in loans and $3.2 billion of investment securities. Liabilities assumed were $8.3 billion, including $7.3 billion of deposits.

Additional information can be found in Note 2 (Business Combinations), Note 4 (Loans) and Note 6 (Goodwill and Other Intangible Assets) in the notes to the consolidated financial statements.

Investment Securities

At March 31, 2014, the carrying amount of investment securities were $6.7 billion compared to $6.4 billion at December 31, 2013 and $4.1 billion at March 31, 2013 and are comprised of the following:

Figure 9. Investment Securities

	March 31, 2014		December 31, 2013		March 31, 2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
Available-for-sale securities (1)	$3,471,126	$3,433,171	$3,329,117	$3,273,174	$3,183,259	$3,243,835
Held to maturity securities (2)	3,079,620	2,990,161	2,935,688	2,824,240	665,589	673,501
Other securities (3)	148,446	148,446	180,803	180,803	140,984	140,984
Total investment securities	$6,699,192	$6,571,778	$6,445,608	$6,278,217	$3,989,832	$4,058,320

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidate Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The movement in the investment portfolio between available-for-sale and held to maturity after the first quarter of 2013 was a result of Management's change in intent and commitment to hold certain securities to maturity in order to reduce the impact of the price volatility on accumulated other comprehensive income and certain capital measures, taking into consideration market conditions and changes to regulatory requirements under Basel III capital standards.

The Corporation's available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, corporate bonds, and CLOs. During the second quarter of 2013, the Bank began purchasing CLOs into its available-for-sale portfolio. Approximately $294.6 million of CLOs are held in the available-for-sale portfolio as of March 31, 2014. These securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation's asset liability risk position. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations, and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

The investment securities portfolio was in a net unrealized loss position of $38.0 million at March 31, 2014, compared to a net unrealized loss position of $55.9 million at December 31, 2013 and a net unrealized gain position of $60.6 million at March 31, 2013. Gross unrealized losses were $72.1 million as of March 31, 2014, compared to $90.2 million and $15.1 million at December 31, 2013 and March 31, 2013, respectively. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies and corporate bonds. The decrease in gross unrealized loss positions on temporarily impaired investment securities was primarily due to declining interest rates in the first quarter of 2014 relative to the interest rate environment when the investment securities were purchased. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility, and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Management believes the Corporation will fully recover the cost of the agency MBSs and corporate debt securities in an unrealized loss position at March 31, 2014, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Total loans held at March 31, 2014 were $14.6 billion compared to $14.2 billion at December 31, 2013 and $9.6 billion at March 31, 2013. Total loans as of March 31, 2014 include $3.2 billion in acquired loans and $491.0 million in covered loans, excluding the loss share receivable of $54.7 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013 (See Note 2 (Business Combinations). Covered loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. These acquired and covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL. The major categories of loans outstanding are presented in the following tables, segregated into originated, acquired and covered loans.

Figure 10. Period End Loans by Product Type

	As of March 31, 2014
(In thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$7,083,192	$1,562,878	$341,267	$8,987,337
Residential mortgages	555,971	446,374	49,411	1,051,756
Installment	1,835,522	943,354	5,531	2,784,407
Home equity lines	946,802	283,309	94,828	1,324,939
Credit card	147,917	—	—	147,917
Leases	257,509	—	—	257,509
Subtotal	10,826,913	3,235,915	491,037	14,553,865
Loss share receivable	—	—	54,748	54,748
Total Loans	10,826,913	3,235,915	545,785	14,608,613
Allowance for loan losses	(92,116)	(2,974)	(49,970)	(145,060)
Net Loans	$10,734,797	$3,232,941	$495,815	$14,463,553

	As of December 31, 2013
(In thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$6,648,279	$1,725,970	$375,860	$8,750,109
Residential mortgages	529,253	470,652	50,679	1,050,584
Installment	1,727,925	1,004,569	6,162	2,738,656
Home equity lines	920,066	294,424	97,442	1,311,932
Credit card	148,313	—	—	148,313
Leases	239,551	—	—	239,551
Subtotal	10,213,387	3,495,615	530,143	14,239,145
Loss share receivable	—	—	61,827	61,827
Total Loans	10,213,387	3,495,615	591,970	14,300,972
Allowance for loan losses	(96,484)	(741)	(44,027)	(141,252)
Net Loans	$10,116,903	$3,494,874	$547,943	$14,159,720

	As of March 31, 2013
(In thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$5,888,337	$—	$621,188	$6,509,525
Residential mortgages	451,522	—	58,627	510,149
Installment	1,322,795	—	8,081	1,330,876
Home equity lines	812,458	—	113,343	925,801
Credit card	140,721	—	—	140,721
Leases	164,137	—	—	164,137
Subtotal	8,779,970	—	801,239	9,581,209
Loss share receivable	—	—	95,593	95,593
Total Loans	8,779,970	—	896,832	9,676,802
Allowance for loan losses	(98,843)	—	(47,945)	(146,788)
Net Loans	$8,681,127	$—	$848,887	$9,530,014

(1) Loans acquired from Citizens. No allowance was brought forward in accordance with the acquisition method of accounting.
(2) Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2013 by $613.5 million, or 6.01%, and increased from March 31, 2013 by $2.0 billion, or 23.31%. This increase was driven primarily by higher commercial loans, which increased 6.54% from December 31, 2013 and 20.29% from March 31, 2013 due to the Corporation's expansion into the Chicago, Illinois, Michigan and Wisconsin areas. The growth in commercial loans was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of March 31, 2014, leases totaled $257.5 million compared to $239.6 million and $164.1 million at December 31, 2013 and March 31, 2013, respectively, resulting in increases of $18.0 million, or 7.50%, from December 31, 2013 to March 31, 2014 and $93.4 million, or 56.89%, from March 31, 2013 to March 31, 2014.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2013 by $26.7 million, or 5.05%, and increased from March 31, 2013 by $104.4 million, or 23.13%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2013 by $26.7 million, or 2.91%, and increased from March 31, 2013 by $134.3 million, or 16.54%. Installment loans increased from December 31, 2013 by $107.6 million, or 6.23%, and increased from March 31, 2013 by $512.7 million, or 38.76%.

The Corporation has approximately $4.4 billion of loans secured by real estate. Approximately 87.12% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

Acquired Loans

Acquired loans are those purchased in the Citizens' acquisition during the second quarter of 2013. The carrying amount of these loans was $3.2 billion as of March 31, 2014. These loans were recorded at estimated fair value in the amount of $4.6 billion at the Acquisition Date with no carryover of the related ALL. The acquired loans were segregated between those considered to be performing (“nonimpaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting.

For acquired nonimpaired loans, the difference between the Acquisition Date fair value and the contractual amounts due at the Acquisition Date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan's cost basis and are accreted (or amortized) to interest income over the loan's remaining life using the level yield method. Acquired nonimpaired loans are reported net of the unamortized fair value adjustment. Nonimpaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

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

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. Total covered loans, including the loss share receivable, were $545.8 million as of March 31, 2014, a decrease from December 31, 2013 and March 31, 2013 of $46.2 million, or 7.80%, and $351.0 million, or 39.14%, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

These covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL and are accounted for as acquired impaired loans as described above. A loss share receivable was recorded as of the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans.

Allowance for Loan Losses and Reserve For Unfunded Lending Commitments

Allowance for Originated Loan Losses

The Corporation maintains what Management believes is an adequate originated ALL. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. See Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-Q for further information regarding the Corporation's credit policies and practices.

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

At March 31, 2014, the allowance for originated loan losses was $92.1 million, or 0.85% of originated loans outstanding, compared to $96.5 million, or 0.94%, and $98.8 million, or 1.13%, at December 31, 2013 and March 31, 2013, respectively. The allowance equaled 212.01% of nonperforming loans at March 31, 2014 compared to 228.62% and 242.21% at December 31, 2013 and March 31, 2013. The additional reserves related to qualitative risk factors totaled $40.9 million at March 31, 2014 compared to $42.9 million and $34.4 million at December 31, 2013 and March 31, 2013, respectively. Nonperforming loans have increased by $1.2 million or 2.95% when compared to December 31, 2013 but increased by $2.6 million, or 6.47%, when compared to March 31, 2013.

Net charge-offs on originated loans were $8.0 million and 0.31% of average originated loans outstanding during the three months ended March 31, 2014 compared to $5.9 million and 0.27% of average originated loans outstanding during the three months ended March 31, 2013. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at March 31, 2014, December 31, 2013 and March 31, 2013 was $7.5 million, $7.9 million and $4.9 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $99.6 million, $104.4 million and $103.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Figure 11. Summary of the Allowance for Credit Losses

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)
Allowance for Originated Loan Losses-beginning of period	$96,484	$98,942
Originated loans charged off:
Commercial	5,153	2,672
Mortgage	559	270
Installment	4,584	4,594
Home equity	838	1,306
Credit cards	1,455	1,403
Leases	—	—
Overdrafts	571	531
Total charge-offs	13,160	10,776
Originated Recoveries:
Commercial	1,029	1,245
Mortgage	38	43
Installment	2,738	2,469
Home equity	699	347
Credit cards	418	513
Manufactured housing	11	27
Leases	—	89
Overdrafts	205	136
Total recoveries	5,138	4,869
Originated net charge-offs	8,022	5,907
Provision for originated loan losses	3,654	5,808
Allowance for originated loan losses-end of period	$92,116	$98,843
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$7,907	$5,433
Provision for/(relief of) credit losses	(426)	(492)
Balance at end of period	7,481	4,941
Allowance for credit losses (1)	$99,597	$103,784
Average originated loans outstanding	10,448,383	8,735,307
Ratio to average originated loans:
Originated net charge-offs	0.31%	0.27%
Provision for originated loan losses	0.14%	0.27%
Originated loans outstanding-end of period	10,826,913	8,779,970
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.85%	1.13%
As a percentage of nonperforming originated loans	212.01%	242.21%
As a multiple of originated net charge-offs	2.83	4.13
Allowance for credit losses:
As a percentage of period-end originated loans	0.92%	1.18%
As a percentage of nonperforming originated loans	229.23%	254.32%
As a multiple of annualized net charge-offs	3.06	4.33

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 12. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of March 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,143	$31,980	$—	$25,818	$6,931	$1,034	$26,198	$99,104
Allowance	2,866	2,918	—	1,006	223	307	1,241	8,561
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	28,610	539	8,452					37,601
Grade 1 allowance	2	—	2					4
Grade 2 loan balance	135,574	3,797	3,620					142,991
Grade 2 allowance	89	3	3					95
Grade 3 loan balance	940,937	354,108	58,397					1,353,442
Grade 3 allowance	746	456	76					1,278
Grade 4 loan balance	3,276,466	2,147,946	179,795					5,604,207
Grade 4 allowance	27,884	7,892	662					36,438
Grade 5 (Special Mention) loan balance	61,507	38,312	6,857					106,676
Grade 5 allowance	4,734	994	260					5,988
Grade 6 (Substandard) loan balance	25,919	30,354	388					56,661
Grade 6 allowance	3,854	2,592	24					6,470
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,794,831	937,032	145,192	516,286	3,393,341
Current loans allowance				8,819	10,992	4,627	2,400	26,838
30 days past due loan balance				8,751	1,503	747	7,002	18,003
30 days past due allowance				591	714	549	218	2,072
60 days past due loan balance				2,553	440	395	1,136	4,524
60 days past due allowance				541	307	478	189	1,515
90+ days past due loan balance				3,569	896	549	5,349	10,363
90+ days past due allowance				647	924	890	396	2,857
Total loans	$4,476,156	$2,607,036	$257,509	$1,835,522	$946,802	$147,917	$555,971	$10,826,913
Total Allowance for Loan Losses	$40,175	$14,855	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116

	As of December 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,053	$21,522	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Allowance	3,235	229	—	1,014	223	312	1,133	6,146
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	34,909	241	9,271					44,421
Grade 1 allowance	10	—	2					12
Grade 2 loan balance	108,709	3,730	2,900					115,339
Grade 2 allowance	80	3	3					86
Grade 3 loan balance	802,624	340,782	54,446					1,197,852
Grade 3 allowance	869	421	85					1,375
Grade 4 loan balance	3,083,312	2,057,357	167,022					5,307,691
Grade 4 allowance	28,114	9,255	732					38,101
Grade 5 (Special Mention) loan balance	70,978	34,687	5,750					111,415
Grade 5 allowance	5,385	1,023	246					6,654
Grade 6 (Substandard) loan balance	30,982	50,393	162					81,537
Grade 6 allowance	5,288	4,144	13					9,445
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,678,155	909,799	145,332	481,338	3,214,624
Current loans allowance				7,964	10,063	5,123	2,403	25,553
30 days past due loan balance				14,524	1,683	696	16,335	33,238
30 days past due allowance				1,044	685	541	482	2,752
60 days past due loan balance				3,729	906	449	1,276	6,360
60 days past due allowance				920	710	542	221	2,393
90+ days past due loan balance				4,232	952	724	7,238	13,146
90+ days past due allowance				993	1,219	1,222	533	3,967
Total loans	$4,139,567	$2,508,712	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387
Total Allowance for Loan Losses	$42,981	$15,075	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

	As of March 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,445	$26,939	$—	$31,117	$6,917	$1,388	$23,527	$98,333
Allowance	1,957	859	—	1,458	89	74	1,713	6,150
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	39,433	271	13,330					53,034
Grade 1 allowance	11	—	4					15
Grade 2 loan balance	148,253	3,968	731					152,952
Grade 2 allowance	117	5	1					123
Grade 3 loan balance	688,264	270,907	25,808					984,979
Grade 3 allowance	953	579	46					1,578
Grade 4 loan balance	2,404,091	2,111,995	116,314					4,632,400
Grade 4 allowance	26,212	12,150	566					38,928
Grade 5 (Special Mention) loan balance	63,287	47,277	4,636					115,200
Grade 5 allowance	5,202	1,636	193					7,031
Grade 6 (Substandard) loan balance	30,850	44,357	3,318					78,525
Grade 6 allowance	5,975	5,911	319					12,205
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,277,648	802,862	137,260	413,096	2,630,866
Current loans allowance				5,670	10,690	4,674	2,417	23,451
30 days past due loan balance				6,832	1,208	769	8,338	17,147
30 days past due allowance				514	742	541	365	2,162
60 days past due loan balance				2,379	419	541	1,781	5,120
60 days past due allowance				565	729	610	335	2,239
90+ days past due loan balance				4,819	1,052	763	4,780	11,414
90+ days past due allowance				944	2,318	1,170	529	4,961
Total loans	$3,382,623	$2,505,714	$164,137	$1,322,795	$812,458	$140,721	$451,522	$8,779,970
Total Allowance for Loan Losses	$40,427	$21,140	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843

Allowance for Acquired Loan Losses

An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans, that is, based on a specific reserve analysis for loans individually evaluated for impairment and based on historical loss rates for loans collectively evaluated for impairment. If the computed allowance is greater than the remaining fair value discount, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized.

Charge-offs and actual losses on an acquired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended March 31, 2014, net charge-offs of $5.6 million were recorded mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due. As of March 31, 2014, the computed allowance was less than the remaining fair value discount, therefore, no ALL for acquired nonimpaired loans was required.

The ALL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. Expected cash flows may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Dates. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting periods estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the ALL.
If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the ALL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established ALL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

During the three months ended March 31, 2014, provision for acquired impaired loan losses of $2.2 million was recognized resulting in an allowance for acquired impaired loan losses of $3.0 million as of March 31, 2014.

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. Additionally, the

Corporation elected to account for all covered loans as impaired except for those loans acquired with revolving privileges, which are outside the scope of impaired loan accounting, and, therefore, are accounted for as covered nonimpaired loans. As of March 31, 2014, the computed allowance was less than the remaining fair value discount, therefore, no allowance for covered nonimpaired loans was recorded.

The allowance for covered impaired for loan losses was $50.0 million, $44.0 million and $47.9 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. During the three months ended March 31, 2014, impairment on certain covered loans was recorded by a charge to the provision for covered loan losses of $7.9 million with a related increase of $4.8 million to the loss share receivable for the portion of the losses recoverable under the loss sharing agreements. The net provision from the impaired covered portfolio was $3.1 million in the three months ended March 31, 2014 compared to $4.1 million in the three months ended March 31, 2013.

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

Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-Q, provide detailed information regarding the Corporation's credit policies and practices and the credit-risk grading process for commercial loans.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 13. Asset Quality

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$9,159	$7,297	$4,179
Consumer loans	12,374	11,388	13,301
Total restructured loans	21,533	18,685	17,480
Other nonaccrual loans:
Commercial loans	17,963	18,377	19,664
Consumer loans	3,952	5,141	3,665
Total nonaccrual loans	21,915	23,518	23,329
Total nonperforming originated loans	43,448	42,203	40,809
Other real estate, excluding covered assets	19,263	18,680	11,422
Total nonperforming assets	$62,711	$60,883	$52,231
Originated loans past due 90 days or more accruing interest	$11,860	$11,176	$12,393
Total nonperforming assets as a percentage of total originated loans and ORE	0.58%	0.60%	0.59%

Total nonperforming assets as of March 31, 2014 were $62.7 million, an increase of $1.8 million, or 3.00%, from December 31, 2013 and an increase of $10.5 million, or 20.06%, from March 31, 2013. Total originated loans past due 30-89 days totaled $48.9 million at March 31, 2014, a decrease of $14.7 million, or 23.08%, from December 31, 2013 and an increase of $9.2 million, or 23.30%, from March 31, 2013. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming originated loans increased $1.4 million, or 5.64%, from December 31, 2013 and increased $3.3 million, or 13.75%, from March 31, 2013. Total OREO increased $0.6 million, or 3.12%, from December 31, 2013 and $7.8 million, or 68.65%, from March 31, 2013. As of March 31, 2014, other real estate includes a former banking facility that the Corporation no longer intends to use for banking purposes valued at approximately $0.8 million.

Net charge offs within the originated consumer portfolio were $3.9 million for the three months ended March 31, 2014 compared to $4.6 million for the three months ended March 31, 2013. Average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 749, home equity lines at 777, residential mortgages at 750 and credit cards at 771.

Originated loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2014, accruing originated loans 90 days or more past due totaled $11.9 million compared to $11.2 million and $12.4 million at December 31, 2013 and March 31, 2013, respectively. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the ALL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

Figure 14. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2014	2013	2013	2013	2013
Nonaccrual originated commercial loans beginning of period	$25,674	$19,140	$28,935	$23,843	$21,766
Credit Actions:
New	14,334	10,527	943	15,197	7,217
Loan and lease losses	—	—	(1,223)	(1,348)	(2,191)
Charged down	(5,176)	(885)	—	(2,639)	(481)
Return to accruing status	(1,088)	(221)	(394)	(3,981)	(179)
Payments	(6,622)	(2,887)	(9,121)	(2,137)	(2,289)
Sales	—	—	—	—	—
Nonaccrual originated commercial loans end of period	$27,122	$25,674	$19,140	$28,935	$23,843

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

The Corporation's TDR portfolio, excluding acquired and covered loans, totaled $84.8 million, $79.5 million and $85.6 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. These TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 70.76%, 73.22% and 73.56%, respectively, of the total originated TDR portfolio as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements. The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

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

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average deposits as of March 31, 2014 totaled $19.6 billion compared to $19.5 billion and $11.8 billion as of December 31, 2013 and March 31, 2013, respectively. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

Figure 15. Deposit Products and Respective Rates

	Three Months Ended
	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,488,751	—%	$5,546,316	—%	$3,321,660	—%
Interest-bearing	3,045,952	0.10%	2,875,375	0.10%	1,300,816	0.10%
Savings and money market accounts	8,698,817	0.26%	8,544,097	0.28%	5,835,750	0.37%
Certificates and other time deposits	2,402,986	0.42%	2,551,688	0.39%	1,331,558	0.63%
Total customer deposits	19,636,506	0.18%	19,517,476	0.19%	11,789,784	0.26%
Securities sold under agreements to repurchase	884,065	0.09%	948,959	0.12%	906,717	0.14%
Wholesale borrowings	276,324	1.66%	200,622	1.85%	136,298	2.53%
Long-term debt	324,428	4.86%	324,426	4.77%	155,506	4.56%
Total funds	$21,121,323	0.27%	$20,991,483	0.37%	$12,988,305	0.33%

Average demand deposits comprised 43.46% of average deposits during the three months ended March 31, 2014 compared to 43.15% during the three months ended December 31, 2013 and 39.21% during the three months ended March 31, 2013. Savings accounts, including money market products, made up 44.30% of average deposits during the three months ended March 31, 2014 compared to 43.78% during the three months ended December 31, 2013 and 49.50% during the three months ended March 31, 2013. Certificates and other time deposits made up 12.24% of average deposits during the three months ended March 31, 2014, 13.07% during the three months ended December 31, 2013 and 11.29% during the three months ended March 31, 2013.
The average cost of deposits, securities sold under agreements to repurchase, wholesale borrowings and long-term debt was down 9 basis points compared to the same period one year ago, or 20.00% for the three months ended March 31, 2014 due to a drop in interest rates.

The following table in Figure 16 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended March 31, 2014 by time remaining until maturity.

Figure 16. Certificates and Other Time Deposits in increments of $100 Thousand or More

Amount
Time until maturity:	(In thousands)
Under 3 months	$181,698
3 to 6 months	195,177
6 to 12 months	254,916
Over 12 months	193,937
Total	$825,728

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.7 billion as of March 31, 2014, compared with $2.7 billion as of December 31, 2013 and $1.8 billion as of March 31, 2013. The Corporation's Common Stock is traded on the NYSE under the symbol FMER with 12,566 holders of record at March 31, 2014.

•At March 31, 2014 the Corporation's common equity value per common share was $16.01 based on approximately 165.1 million shares outstanding at March 31, 2014, compared to $15.77 based on approximately 165.1 million shares outstanding at December 31, 2013, and $15.08 based on approximately 109.7 million shares outstanding at March 31, 2013.

•At March 31, 2014, the Corporation's tangible book value per common share was $11.03 compared to $10.77 at December 31, 2013, and $10.83 at March 31, 2013.

•At March 31, 2014, the Corporation's book value per common share was $16.62 compared to $16.38 at December 31, 2013, and $15.99 at March 31, 2013.

•At March 31, 2014, the Corporation had approximately 5.1 million treasury shares, compared to approximately 5.1 million treasury shares at December 31, 2013 and approximately 5.4 million treasury shares at March 31, 2013. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the first quarter of 2014, the Corporation made a dividend payment of $0.16 per share, or $26.3 million, on its Common Stock. As of March 31, 2014, the dividend of $0.16 cents per share has an indicated annual rate of $0.64 per share. Also in the first quarter of 2014, the Corporation made a quarterly dividend payment of $1.5 million, or $14.69 per share, or $0.36725 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A.

The following table in Figure 17 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 17. Changes in Common Stock Outstanding

	2014	2013	2013	2013	2013
(Shares in thousands)	1st qtr	4th qtr	3rd qtr	2nd qtr	1st qtr
Beginning of period	165,056	165,045	165,045	109,746	109,649
Issued (repurchased)	(51)	(13)	7	55,467	(26)
Reissued (returned) under employee benefit plans	82	24	(7)	(168)	123
End of period	165,087	165,056	165,045	165,045	109,746

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.69% at March 31, 2014, compared with 7.70% at December 31, 2013 and 8.03% at March 31, 2013.

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

As of March 31, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 18. Capitalization Tables

(Dollars in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
Consolidated
Total equity	$2,742,966	11.20%	$2,702,894	11.30%	$1,754,850	11.49%
Common equity (a)	2,642,966	10.79%	2,602,894	10.89%	1,654,850	10.84%
Tangible common equity (a) (b)	1,821,407	7.69%	1,778,399	7.70%	1,188,751	8.03%
Tier 1 capital (a) (b)	1,920,438	11.51%	1,880,804	11.52%	1,310,927	12.36%
Total risk-based capital (a) (b)	2,322,908	13.92%	2,279,891	13.97%	1,693,702	15.96%
Leverage (b)	1,920,438	8.27%	1,880,804	8.14%	1,310,927	9.07%

	March 31, 2014		December 31, 2013		March 31, 2013
Bank Only
Total equity	$2,895,511	11.83%	$2,859,515	11.98%	$1,521,149	9.97%
Common equity (a)	2,895,511	11.83%	2,859,515	11.98%	1,521,149	9.97%
Tangible common equity (a) (b)	2,073,952	8.77%	2,036,941	8.84%	1,055,050	7.13%
Tier 1 capital (a) (b)	2,017,602	12.09%	1,978,140	12.14%	1,072,153	10.12%
Total risk-based capital (a) (b)	2,164,993	12.97%	2,122,124	13.02%	1,199,763	11.32%
Leverage (b)	2,017,602	8.71%	1,978,140	8.58%	1,072,153	7.43%

(a) See Figure 2 entitled GAAP to Non-GAAP Reconciliations,which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(b) December 31, 2013 data reflects purchase accounting adjustments which resulted in an increase to goodwill of approximately $1.9 million from that previously reported.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2014 and 2013:

Figure 19. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2014	(5.22)%	2.16%	4.22%	5.95%
March 31, 2013	(7.50)%	3.51%	6.41%	8.98%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses EVE sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s EVE. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2014 and 2013:
Figure 20. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2014	(2.35)%	(0.71)%	(1.12)%	(2.06)%
March 31, 2013	(6.95)%	1.48%	1.36%	0.05%

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 87.97% of total deposits at March 31, 2014. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the first quarter of 2014 in addition to unencumbered, or unpledged, investment securities that totaled $2.6 billion as of March 31, 2014.

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

Funding Trends for the Quarter - During the three months ended March 31, 2014, lower cost core deposits increased by $354.8 million from the fourth quarter 2013. In the aggregate, deposits increased $278.1 million from December 31, 2013. Securities sold under agreements to repurchase increased $74.7 million from December 31, 2013. Wholesale borrowings and long-term debt had a net increase of $148.7 million from December 31, 2013. The Corporation’s loan to deposit ratio increased to 73.74% as of March 31, 2014 from 73.21% as of December 31, 2013.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended March 31, 2014, the Bank paid $37.3 million in dividends to the Corporation. As of March 31, 2014, the Bank had an additional $142.0 million available to pay dividends without regulatory approval.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2013 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the ALL, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts and mortgage loan commitments is included in Note 9 (Derivatives and Hedging Activities) to the Corporation’s unaudited consolidated financial statements included in this report and in Note 18 to the consolidated financial statements in the 2013 Form 10-K. There have been no significant changes since December 31, 2013.

Forward-looking Safe-harbor Statement

Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the 2013 Form 10-K.

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
During the quarter ended March 31, 2014, there was no change in internal control over financial reporting, under the original Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the first quarter of the 2014 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balance at December 31, 2013				396,272
January 1- January 31, 2014	11,311	$24.65	—	396,272
February 1- February 28, 2014	5,595	21.26	—	396,272
March 1- March 31, 2014	34,160	21.60	—	396,272
Balance at March 31, 2014	51,066	$—	—	396,272

(1)
Reflects 51,066 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the first quarter of 2014.

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
May 5, 2014

FirstMerit Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.