Form 10-Q
period 2014-06-30
FIRSTMERIT CORP /OH/
filed 2014-08-01
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 7/28/2014
Common Stock, no par value	165,394,486

FIRSTMERIT CORPORATION AND SUBSIDARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			5
PART 1. FINANCIAL INFORMATION			6
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			6
CONSOLIDATED BALANCE SHEETS			6
CONSOLIDATED STATEMENTS OF INCOME			7
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			8
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			9
CONSOLIDATED STATEMENTS OF CASH FLOWS			10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			11
Note	1	Summary of Significant Accounting Policies	11
Note	2	Business Combinations	13
Note	3	Investment Securities	19
Note	4	Loans	29
Note	5	Allowance for Loan Losses	39
Note	6	Goodwill and Other Intangible Assets	60
Note	7	Shareholders' Equity	61
Note	8	Segment Information	62
Note	9	Derivatives and Hedging Activities	64
Note	10	Benefit Plans	69
Note	11	Fair Value Measurement	69
Note	12	Mortgage Servicing Rights and Mortgage Servicing Activity	82
Note	13	Contingencies and Guarantees	83
Note	14	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	88
Note	15	Subsequent Events	89
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.			90
Consolidated Financial Highlights			90
Highlights of Second Quarter of 2014 Performance			91
Regulation and Supervision			93
	New Capital Rules		94
	Stress Testing		94
	Other Legislation		95
Non-GAAP Financial Measures			95
Results of Operations			101
	Average Tax-Equivalent Balance Sheets		101
	Net Interest Income		103
	Noninterest Income		105
	Noninterest Expense		106
	Income Taxes		107
Line of Business Results			107
Financial Condition			109
	Acquisitions		109
	Investment Securities		109

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (unaudited) as well as in Management's Discussion & Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic Bancorp acquisition date of April 12, 2013	Federal Reserve	The Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Management Committee	FHLB	Federal Home Loan Bank
ALL	Allowance for loan losses	FHLMC	Federal Home Loan Mortgage Corporation
AOCI	Accumulated other comprehensive income (loss)	FINRA	Financial Industry Regulatory Authority
ASC	Accounting standards codification	FNMA	Federal National Mortgage Association
ASU	Accounting standards update	FRAP	Fixed Rate Advantage Program
Bank	FirstMerit Bank N.A.	FRB	Federal Reserve Bank
Basel I	Basel Committee's 1988 Capital Accord	GAAP	United States generally accepted accounting principles
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GSE	Government sponsored enterprise
Basel Committee	Basel Committee on Banking Supervision	ISDA	International Swaps and Derivatives Association
BHC	Bank holding company	LIBOR	London Interbank Offered Rate
CCAR	Comprehensive Capital Analysis and Review	Management	FirstMerit Corporation's Management
CFPB	Bureau of Consumer Financial Protection	MBS	Mortgage-backed securities
Citizens	Citizens Republic Bancorp, Inc.	MSRs	Mortgage servicing rights
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	NYSE	New York Stock Exchange
CME Group Inc.	Chicago Mercantile Exchange	OCC	Office of the Comptroller of the Currency
CLO	Collateralized loan obligations	OCI	Other comprehensive income (loss)
CMO	Collateralized mortgage obligations	OREO	Other real estate owned
Common Stock	Common Shares, without par value	OTTI	Other-than-temporary impairment
Corporation	FirstMerit Corporation and its Subsidiaries	Parent Company	FirstMerit Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
DTA	Deferred tax asset	ROA	Return on average assets
DTL	Deferred tax liability	ROE	Return on average equity
EPS	Earnings per share	SEC	United States Securities and Exchange Commission
EVE	Economic value of equity	TARP	Troubled Asset Relief Program
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIC	The Federal Deposit Insurance Corporation	TE	Fully taxable equivalent
FCM	Futures commission merchant	U.S. Treasury	United States Department of the Treasury

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands, except share data)	June 30,	December 31,	June 30,
(Unaudited, except for December 31, 2013)	2014	2013	2013
ASSETS
Cash and due from banks	$523,027	$571,171	$421,836
Interest-bearing deposits in banks	119,543	346,651	487,654
Total cash and cash equivalents	642,570	917,822	909,490
Investment securities:
Held-to-maturity	3,052,118	2,935,688	2,551,860
Available-for-sale	3,478,420	3,273,174	3,299,392
Other investments	148,433	180,803	267,565
Loans held for sale	21,632	11,622	22,855
Loans	14,969,627	14,300,972	14,143,423
Allowance for loan losses	(142,036)	(141,252)	(147,714)
Net loans	14,827,591	14,159,720	13,995,709
Premises and equipment, net	315,770	327,054	316,877
Goodwill	741,740	741,740	741,740
Intangible assets	76,886	82,755	88,419
Covered other real estate	51,072	65,234	67,786
Accrued interest receivable and other assets	1,208,199	1,216,416	1,273,180
Total assets	$24,564,431	$23,912,028	$23,534,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,525,484	$5,459,029	$5,277,647
Interest-bearing	3,028,479	3,026,735	2,504,368
Savings and money market accounts	8,476,096	8,587,167	8,520,806
Certificates and other time deposits	2,268,337	2,460,670	2,816,901
Total deposits	19,298,396	19,533,601	19,119,722
Federal funds purchased and securities sold under agreements to repurchase	1,218,855	851,535	844,871
Wholesale borrowings	649,021	200,600	201,337
Long-term debt	324,433	324,428	324,422
Accrued taxes, expenses and other liabilities	281,988	298,970	393,612
Total liabilities	21,772,693	21,209,134	20,883,964
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	3,000	3,000	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: June 30, 2014 and December 31, 2013 - 170,183,540 shares; June 30, 2013 - 170,179,911 shares	127,937	127,937	127,937
Capital surplus	1,387,253	1,390,643	1,386,063
Accumulated other comprehensive loss	(39,507)	(66,876)	(71,897)
Retained earnings	1,335,371	1,277,975	1,235,530
Treasury stock, at cost: June 30, 2014 - 4,790,517 December 31, 2013 - 5,127,332 shares; June 30, 2013 - 5,134,463 shares	(122,316)	(129,785)	(129,724)
Total shareholders' equity	2,791,738	2,702,894	2,650,909
Total liabilities and shareholders' equity	$24,564,431	$23,912,028	$23,534,873

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2014	2013	2014	2013
Interest income:
Loans and loans held for sale	$172,517	$178,535	$343,030	$277,206
Investment securities:
Taxable	32,253	29,138	64,275	48,377
Tax-exempt	5,555	6,098	10,895	10,143
Total investment securities interest	37,808	35,236	75,170	58,520
Total interest income	210,325	213,771	418,200	335,726
Interest expense:
Deposits:
Interest bearing	745	656	1,481	974
Savings and money market accounts	5,477	6,469	11,035	11,784
Certificates and other time deposits	3,009	3,374	5,473	5,437
Securities sold under agreements to repurchase	233	329	429	642
Wholesale borrowings	1,391	1,169	2,520	2,019
Long-term debt	3,893	3,743	7,783	5,491
Total interest expense	14,748	15,740	28,721	26,347
Net interest income	195,577	198,031	389,479	309,379
Provision for loan losses	15,253	7,309	29,790	17,256
Net interest income after provision for loan losses	180,324	190,722	359,689	292,123
Noninterest income:
Trust department income	10,070	9,167	19,818	14,907
Service charges on deposits	18,528	20,582	35,176	33,168
Credit card fees	13,455	14,317	25,607	24,540
ATM and other service fees	5,996	4,945	11,816	8,280
Bank owned life insurance income	4,040	3,641	7,622	8,538
Investment services and insurance	3,852	3,429	7,368	5,844
Investment securities gains/(losses), net	80	(2,794)	136	(2,803)
Loan sales and servicing income	4,462	7,985	8,192	15,848
Other operating income	12,077	8,167	24,096	18,510
Total noninterest income	72,560	69,439	139,831	126,832
Noninterest expense:
Salaries, wages, pension and employee benefits	89,465	105,099	178,478	163,005
Net occupancy expense	14,347	13,346	31,361	21,628
Equipment expense	12,267	10,309	24,178	17,659
Stationery, supplies and postage	3,990	3,407	8,097	5,503
Bankcard, loan processing and other costs	11,810	12,417	22,644	20,257
Professional services	4,745	17,144	10,103	22,554
Amortization of intangibles	2,933	2,411	5,869	2,728
FDIC insurance expense	5,533	4,149	11,504	7,675
Other operating expense	22,310	20,606	44,499	34,025
Total noninterest expense	167,400	188,888	336,733	295,034
Income before income tax expense	85,484	71,273	162,787	123,921
Income tax expense	25,965	22,823	49,813	38,125
Net income	59,519	48,450	112,974	85,796
Less: income allocated to participating shareholders	489	383	926	813
Preferred Stock dividends	1,469	1,469	2,938	2,399
Net income attributable to common shareholders	$57,561	$46,598	$109,110	$82,584
Net income used in diluted EPS calculation	$57,561	$46,598	$109,110	$82,584
Weighted average number of common shares outstanding - basic	165,335	157,863	165,198	133,909
Weighted average number of common shares outstanding - diluted	166,147	158,390	166,052	134,406
Basic earnings per common share	$0.35	$0.30	$0.66	$0.62
Diluted earnings per common share	$0.35	$0.29	$0.66	$0.61
Dividend per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net Income	$85,484	$25,965	$59,519	$162,787	$49,813	$112,974
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	22,456	7,860	14,596	40,500	14,175	26,325
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(494)	(173)	(321)	(988)	(346)	(642)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(80)	(28)	(52)	(136)	(48)	(88)
Net change in unrealized gains/(losses) on securities available for sale	21,882	7,659	14,223	39,376	13,781	25,595
Pension plans and other postretirement benefits:
Net gains/(losses) arising during the period	—	—	—	—	—	—
Amortization of actuarial gain	1,631	571	1,060	1,631	571	1,060
Amortization of prior service cost reclassified to other noninterest expense	1,097	383	714	1,097	383	714
Net change from defined benefit pension plans	2,728	954	1,774	2,728	954	1,774
Total other comprehensive gains/(losses)	24,610	8,613	15,997	42,104	14,735	27,369
Comprehensive income	$110,094	$34,578	$75,516	$204,891	$64,548	$140,343

(In thousands) (Unaudited)	Three Months Ended June 30, 2013			Six months ended June 30, 2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net Income	$71,273	$22,823	$48,450	$123,921	$38,125	$85,796
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(75,729)	(26,505)	(49,224)	(87,362)	(30,577)	(56,785)
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(568)	(199)	(369)	(1,120)	(392)	(728)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	2,794	978	1,816	2,803	982	1,821
Net change in unrealized gains/(losses) on securities available for sale	(73,503)	(25,726)	(47,777)	(85,679)	(29,987)	(55,692)
Pension plans and other postretirement benefits:
Net gain/(loss) arising during the period	—	—	—	—	—	—
Amortization of actuarial gain	—	—	—	—	—	—
Amortization of prior service cost reclassified to other noninterest expense	—	—	—	—	—	—
Net change from defined benefit pension plans	—	—	—	—	—	—
Total other comprehensive gains/(losses)	(73,503)	(25,726)	(47,777)	(85,679)	(29,987)	(55,692)
Comprehensive income	$(2,230)	$(2,903)	$673	$38,242	$8,138	$30,104

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2012	$—	$127,937	$—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—		—	—	85,796	—	85,796
Other comprehensive income	—	—	—	—	(55,691)	—	—	(55,691)
Comprehensive income	—	—	—	—	(55,691)	85,796	—	30,105
Cash dividends - Preferred Stock	—	—	—	—	—	(2,399)	—	(2,399)
Cash dividends - Common Stock ($0.32 per share)	—	—	—	—	—	(43,717)	—	(43,717)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (532,282 shares)	—	—	—	(19,094)	—	—	12,281	(6,813)
Restricted stock activity (193,830 shares)	—	—	—	894	—	—	(3,400)	(2,506)
Deferred compensation trust (144,923 increase in shares)	—	—	—	246	—	—	(246)	—
Share-based compensation	—	—	—	6,216	—	—	—	6,216
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance at June 30, 2013	$100,000	$127,937	$3,000	$1,386,063	$(71,896)	$1,235,530	$(129,724)	$2,650,910

Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	112,974	—	112,974
Other comprehensive income	—	—	—	—	27,369	—	—	27,369
Comprehensive income	—	—	—	—	27,369	112,974	—	140,343
Cash dividends - Preferred Stock	—	—	—	—	—	(2,938)	—	(2,938)
Cash dividends - Common Stock ($0.32 per share)	—	—	—	—	—	(52,640)	—	(52,640)
Nonvested (restricted) shares granted (573,881 shares)	—	—	—	(12,993)	—	—	13,092	99
Restricted stock activity (237,066 shares)	—	—	—	802	—	—	(5,023)	(4,221)
Deferred compensation trust (173,959 increase in shares)	—	—	—	600	—	—	(600)	—
Share-based compensation	—	—	—	8,201	—	—	—	8,201
Balance as of June 30, 2014	$100,000	$127,937	$3,000	$1,387,253	$(39,507)	$1,335,371	$(122,316)	$2,791,738

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$112,974	$85,796
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	29,790	17,256
Provision/(benefit) for deferred income taxes	13,352	(25,502)
Depreciation and amortization	25,450	17,650
Benefit attributable to FDIC loss share	927	7,858
Accretion of acquired loans	(74,126)	(54,264)
Amortization and accretion of investment securities, net
Available for sale	4,137	12,276
Held to maturity	4,236	3,223
(Gains)/losses on sales and calls of available-for-sale investment securities, net	(136)	2,803
Originations of loans held for sale	(153,569)	(309,247)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	147,015	316,750
Gains on sales of loans, net	(3,456)	(6,675)
Amortization of intangible assets	5,869	2,728
Recognition of stock compensation expense	8,201	6,216
Net decrease (increase) in other assets	4,168	177,984
Net increase in other liabilities	(21,506)	(74,440)
NET CASH PROVIDED BY OPERATING ACTIVITIES	103,326	180,412
Investing Activities
Proceeds from sale of investment securities
Available for sale	8,438	2,179,728
Other	32,487	—
Held to maturity	2,495	897
Proceeds from prepayments, calls, and maturities of investment securities
Available for sale	232,087	427,115
Held to maturity	151,133	73,810
Purchases of investment securities
Available for sale	(411,463)	(711,170)
Held to maturity	(278,407)	(1,263,297)
Other	(142)	(280)
Net (increase)/decrease in loans and leases	(628,735)	241,478
Purchases of premises and equipment	(31,599)	(11,402)
Sales of premises and equipment	24,292	181
Cash received for acquisition, net of cash paid	—	188,948
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(899,414)	1,126,008
Financing Activities
Net increase in demand accounts	68,199	131,262
Net (decrease)/increase in savings and money market accounts	(111,071)	110,152
Net decrease in certificates and other time deposits	(192,333)	(157,872)
Net increase/(decrease) in securities sold under agreements to repurchase	367,320	(374,659)
Proceeds from issuance of subordinated debt	—	249,924
Net increase/(decrease) in wholesale borrowings	448,421	(654,866)
Net proceeds from issuance of Preferred Stock	—	96,550
Cash dividends - common	(52,640)	(43,717)
Cash dividends - preferred	(2,938)	(2,399)
Restricted stock activity	(4,122)	(9,319)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	520,836	(654,944)
(Decrease)/Increase in cash and cash equivalents	(275,252)	651,476
Cash and cash equivalents at beginning of year	917,822	258,014
Cash and cash equivalents at end of year	$642,570	$909,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common Stock issued in merger with Citizens	$—	$925,211
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	—	3,000
Cash paid during the year for:
Interest expense	$28,732	$20,779
Federal income taxes	11,547	27,662

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 379 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.    Summary of Significant Accounting Policies

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Acronyms and Abbreviations.

Basis of Presentation - FirstMerit Corporation is a BHC whose principal asset is the Common Stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, and FirstMerit Risk Management, Inc., FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Corporation conform to GAAP and to general practices within the financial services industry.

The Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of June 30, 2014 and 2013 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2013 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

    Recently Adopted Accounting Standards

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 do not change the existing accounting methods, but permit reporting entities to make an accounting policy election to account for their investments in qualified affordable projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Corporation early adopted ASU 2014-01 in the first quarter of 2014. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2013, respectively.

Recently Issued Accounting Standards

FASB ASU 2014–12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period — a consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the definition of a discontinued operation in ASC 205-20 and requires additional disclosures for transactions that meet the definition of a discontinued operation and certain other significant transactions that do not meet the discontinued operations criteria. The amendments in ASU 2014-08 are effective prospectively for all disposals, except disposals classified as held for sale before the adoption date or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The Citizens transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Per the applicable accounting guidance for business combinations, these fair values were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The measurement period ended on March 31, 2014.

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

The Corporation also assumed obligations under junior subordinated debentures at fair value in the amount of $74.5 million, payable to two unconsolidated trusts that issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. The variable interest rate junior subordinated debenture has a maturity date of June 26, 2033 and bears interest at an annual rate equal to the three-month LIBOR plus 3.10% and adjusts on a quarterly basis not to exceed 11.75%. The junior subordinated debenture is an unsecured obligation of the Corporation and is junior in right of payment to all future senior indebtedness of the Corporation. The Corporation has guaranteed that interest payments on the junior subordinated debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital; however, the final rule under Basel III, which became effective January 1, 2014, phases out trust preferred securities from qualifying as Tier 1 Capital beginning January 1, 2015, with complete elimination by January 1, 2016. The fixed 7.50% interest rate junior subordinated debenture has a maturity date of September 15, 2066 and is listed on the NYSE (NYSE symbol CTZ-PA). Interest is payable quarterly in arrears and became callable on September 15, 2011.

The Corporation also assumed long-term repurchase agreements with a fair value amount of $115.0 million. On April 15, 2013, in conjunction with Management's strategy to de-leverage the newly acquired Citizens' balance sheet, all of these long-term repurchase agreements were terminated.

There were no merger-related charges recorded in the Consolidated Statements of Income for the three months ended June 30, 2014 and $1.0 million for the six months ended June 30, 2014. These costs were primarily composed of professional service fees.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2013, as if the acquisition had occurred on January 1, 2013. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan marks, which makes up the vast majority of the adjustments, followed by intangible assets amortization, investment securities amortization, fixed assets depreciation and deposit accretion. In addition, merger-related charges of $32.1 million and $35.7 million for the three and six months ended June 30, 2013 are included in the pro forma information. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Total revenue, net of interest expense	$335,796	$643,052
Net income	73,972	153,487

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

	June 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$233,228	$8,600	$(1,023)	$240,805
Residential mortgage-backed securities:
U.S. government agencies	998,698	24,965	(5,489)	1,018,174
Commercial mortgage-backed securities:
U.S. government agencies	86,870	351	(1,523)	85,698
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,627,871	5,009	(34,849)	1,598,031
Non-agency	8	—	—	8
Commercial collateralized mortgage-backed securities:
U.S. government agencies	182,151	1,008	(1,126)	182,033
Asset-backed securities:
Collateralized loan obligations	297,334	883	(4,252)	293,965
Corporate debt securities	61,624	—	(8,134)	53,490
Total debt securities	3,487,784	40,816	(56,396)	3,472,204
Equity securities
Marketable equity securities	2,935	—	—	2,935
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,216	—	—	6,216
Total securities available for sale	$3,494,000	$40,816	$(56,396)	$3,478,420
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$5	$—	$5,005
U.S. government agency debentures	25,000	—	(707)	24,293
U.S. states and political subdivisions	549,850	10,072	(1,253)	558,669
Residential mortgage-backed securities:
U.S. government agencies	624,605	6,825	(4,933)	626,497
Commercial mortgage-backed securities:
U.S. government agencies	56,020	176	(445)	55,751
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,450,479	114	(54,263)	1,396,330
Commercial collateralized mortgage-backed securities:
U.S. government agencies	248,974	641	(7,252)	242,363
Corporate debt securities	92,190	768	—	92,958
Total securities held to maturity	$3,052,118	$18,601	$(68,853)	$3,001,866

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$258,787	$7,376	$(3,796)	$262,367
Residential mortgage-backed securities:
U.S. government agencies	962,687	21,662	(14,427)	969,922
Commercial mortgage-backed securities:
U.S. government agencies	72,048	7	(2,488)	69,567
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,262	4,199	(52,068)	1,518,393
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	104,152	273	(2,157)	102,268
Asset-backed securities:
Collateralized loan obligations	297,259	760	(4,332)	293,687
Corporate debt securities	61,596	—	(10,952)	50,644
Total debt securities	3,322,800	34,277	(90,220)	3,266,857
Equity securities
Marketable equity securities	3,036	—	—	3,036
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,317	—	—	6,317
Total securities available for sale	$3,329,117	$34,277	$(90,220)	$3,273,174
Securities held-to-maturity
Debt securities
U.S. Treasuries	$5,000	$4	$—	$5,004
U.S. government agencies debentures	25,000	—	(1,348)	23,652
U.S. states and political subdivisions	480,703	5,335	(10,459)	475,579
Residential mortgage-backed securities:
U.S. government agencies	569,960	1,108	(11,617)	559,451
Commercial mortgage-backed securities:
U.S. government agencies	56,596	—	(1,190)	55,406
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,464,732	—	(81,818)	1,382,914
Commercial collateralized mortgage-backed securities:
U.S. government agencies	240,069	6	(11,052)	229,023
Corporate debt securities	93,628	308	(725)	93,211
Total securities held to maturity	$2,935,688	$6,761	$(118,209)	$2,824,240

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$272,254	$9,207	$(3,527)	$277,934
Residential mortgage-backed securities:
U.S. government agencies	1,058,323	27,797	(10,192)	1,075,928
Commercial mortgage-backed securities:
U.S. government agencies	58,609	29	(2,141)	56,497
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,586,576	7,272	(27,120)	1,566,728
Non-agency	10	—	—	10
Commercial collateralized mortgage-backed securities:
U.S. government agencies	108,000	533	(1,965)	106,568
Asset-backed securities:
Collateralized loan obligations	159,916	—	(1,821)	158,095
Corporate debt securities	61,569	—	(10,431)	51,138
Total debt securities	3,305,257	44,838	(57,197)	3,292,898
Equity Securities
Marketable equity securities	3,213	—	—	3,213
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,494	—	—	6,494
Total securities available for sale	$3,311,751	$44,838	$(57,197)	$3,299,392
Securities held-to-maturity
Debt securities
U.S. treasuries	$4,999	$—	$—	$4,999
U.S. government agency debentures	25,000	—	(1,193)	23,807
U.S states and political subdivisions	436,860	3,878	(9,041)	431,697
Residential mortgage-backed securities:
U.S. government agencies	253,839	—	(8,051)	245,788
Commercial mortgage-backed securities:
U.S. government agencies	50,352	—	(619)	49,733
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,510,374	67	(41,674)	1,468,767
Commercial collateralized mortgage-backed securities:
U.S. government agencies	175,384	—	(7,285)	168,099
Corporate debt securities	95,052	132	(1,003)	94,181
Total securities held to maturity	$2,551,860	$4,077	$(68,866)	$2,487,071

The Corporation's U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. The amortized cost and fair value of the Corporation's portfolio of general obligation bonds are summarized by U.S. state in the tables below. As illustrated in the tables below, the aggregate fair value of the Corporation's general obligation bonds was greater than $10.0 million in eleven of the thirty-six U.S. states in which it holds investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	June 30, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	152	$1,065	$158,773	$161,809
Michigan	174	862	146,565	150,052
Illinois	74	1,578	113,501	116,741
Wisconsin	87	864	72,616	75,155
Texas	65	794	50,845	51,632
Pennsylvania	49	972	47,870	47,623
Minnesota	42	678	27,864	28,468
Washington	30	955	28,191	28,660
New Jersey	37	751	26,815	27,805
Missouri	19	1,022	18,855	19,413
New York	21	612	12,627	12,860
Other	123	640	78,100	78,724
Total general obligation bonds	873	$915	$782,622	$798,942

(Dollars in thousands)	December 31, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	154	$1,041	$159,674	$160,265
Michigan	166	744	122,198	123,571
Illinois	75	1,314	96,863	98,521
Wisconsin	87	645	54,921	56,152
Texas	69	771	54,295	53,204
Pennsylvania	51	891	48,319	45,451
Minnesota	45	663	29,840	29,816
Washington	30	930	28,393	27,906
New Jersey	38	722	27,101	27,440
Missouri	20	969	19,253	19,382
New York	22	585	13,064	12,878
California	18	599	10,651	10,788
Other	115	631	74,918	72,572
Total general obligation bonds	890	$829	$739,490	$737,946

(Dollars in thousands)	June 30, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	155	$983	$151,243	$152,289
Illinois	68	1,045	69,718	71,055
Texas	70	774	55,132	54,201
Pennsylvania	57	885	52,581	50,428
Wisconsin	82	646	51,660	52,933
Minnesota	47	658	30,675	30,927
New Jersey	39	720	27,485	28,078
Michigan	174	689	119,040	119,916
Washington	31	947	29,696	29,371
Missouri	20	981	19,351	19,624
New York	22	609	13,484	13,400
California	20	591	11,592	11,821
Other	118	636	76,974	75,021
Total general obligation bonds	903	$605	$708,631	$709,064

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The Corporation owns one revenue bond with an estimated fair value of $0.5 million and an amortized cost of $0.5 million as of June 30, 2014. This bond was purchased in 1999, prior to the Corporation adopting an internal investment policy prohibiting purchases of revenue bonds. The revenue bond's maturity has been pre-refunded with U.S. treasuries. Pre-refunded municipal bonds are those that are backed by an escrow account and invested in U.S. Treasuries which is used to pay bondholders at maturity. Thus the revenue bond carries the credit risk of the U.S. Treasury.

The Corporation's investment policy states that municipal securities purchased are to be investment grade and allows for a 20% maximum portfolio concentration in municipal securities with a combined individual state to total municipal outstanding equal to or less than 25%. A municipal security is investment grade if (1) the security has a low risk of default by the obligor and (2) the full and timely payment of principal and interest is expected over the anticipated life of the instrument. The fact that a municipal security is rated by one nationally recognized credit rating agency is indicative, but not sufficient evidence, that a municipal security is investment grade. In all cases, the Corporation considers and documents within a security pre-purchase analysis factors such as capacity to pay, market and economic data, and such other factors as are available and relevant to the security or issuer. Factors to be considered in the ongoing monitoring of municipal securities and in the pre-purchase analysis include soundness of budgetary position and sources of revenue, financial strength, and stability of tax or enterprise revenues. The Corporation also considers spreads to U.S. Treasuries on comparable bonds of similar credit quality, in addition to the above analysis, to assess whether municipal securities are investment grade. The Corporation performs a risk analysis for any security that is downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with the Corporation's credit department as well as third-party municipal credit analysts and review of the nationally recognized credit rating agency's analysis describing the downgrade.

The Corporation's evaluation of its municipal bond portfolio at June 30, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitute the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
FRB stock	$55,435	$55,294	$52,477
FHLB stock	92,547	125,032	214,586
Other	451	477	502
Total other investments	$148,433	$180,803	$267,565

FRB and FHLB stock are classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.2 billion, $3.2 billion, and $2.7 billion at June 30, 2014, December 31, 2013, and June 30, 2013, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Realized gains	$80	$3,786	$300	$3,786
Realized losses	—	(6,580)	(164)	(6,589)
Net securities (losses)/gains	$80	$(2,794)	$136	$(2,803)

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	June 30, 2014
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$10,988	$(16)	14	$30,271	$(1,007)	50	$41,259	$(1,023)
Residential mortgage-backed securities:
U.S. government agencies	11,636	(3)	1	259,470	(5,486)	19	271,106	(5,489)
Commercial mortgage-backed securities:
U.S. government agencies	5,105	(4)	1	45,739	(1,519)	6	50,844	(1,523)
Residential collateralized mortgage-backed securities:
U.S. government agencies	279,311	(2,358)	19	904,821	(32,491)	60	1,184,132	(34,849)
Non-agency	—	—	—	—	—	—	—	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	24,431	(97)	1	43,212	(1,029)	6	67,643	(1,126)
Asset-backed securities:
Collateralized loan obligations	141,506	(2,568)	19	81,749	(1,684)	12	223,255	(4,252)
Corporate debt securities	—	—	—	53,490	(8,134)	8	53,490	(8,134)
Total available-for-sale securities	$472,977	$(5,046)	55	$1,418,752	$(51,350)	161	$1,891,729	$(56,396)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	—	$24,293	$(707)	1	$24,293	$(707)
U.S. states and political subdivisions	59,958	(334)	56	66,557	(919)	90	126,515	(1,253)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	206,911	(4,933)	11	206,911	(4,933)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	—	23,977	(445)	3	23,977	(445)
Residential collateralized mortgage-backed securities:
U.S. government agencies	127,284	(1,100)	8	1,241,883	(53,163)	60	1,369,167	(54,263)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	183,957	(7,252)	17	183,957	(7,252)
Corporate debt securities	—	—	—	—	—	—	—	—
Total held-to-maturity securities	$187,242	$(1,434)	64	$1,747,578	$(67,419)	182	$1,934,820	$(68,853)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities:
U.S. states and political subdivisions	$38,039	$(1,996)	65	$14,157	$(1,800)	25	$52,196	$(3,796)
Residential mortgage-backed securities:
U.S. government agencies	434,761	(13,109)	35	14,890	(1,318)	2	449,651	(14,427)
Commercial mortgage-backed securities:
U.S. government agencies	33,387	(1,491)	5	16,944	(997)	2	50,331	(2,488)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,135,151	(44,775)	74	100,530	(7,293)	7	1,235,681	(52,068)
Nonagency	—	—	—	1	—	1	1	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	43,747	(2,055)	6	2,525	(102)	1	46,272	(2,157)
Asset-backed securities
Collateralized loan obligations	223,458	(4,332)	33	—	—	—	223,458	(4,332)
Corporate debt securities	—	—	—	50,644	(10,952)	8	50,644	(10,952)
Total available-for-sale securities	$1,908,543	$(67,758)	218	$199,691	$(22,462)	46	$2,108,234	$(90,220)
Securities held-to-maturity
Debt securities:
U.S. government agency debentures	$23,652	$(1,348)	1	$—	$—	—	$23,652	$(1,348)
U.S. states and political subdivisions	222,154	(10,276)	353	2,478	(183)	6	224,632	(10,459)
Residential mortgage-backed securities:
U.S. government agencies	422,192	(11,617)	22	—	—	11	422,192	(11,617)
Commercial mortgage-backed securities:
U.S. government agencies	48,831	(1,190)	8	—	—	3	48,831	(1,190)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,382,915	(81,818)	66	—	—	—	1,382,915	(81,818)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	208,863	(11,052)	19	—	—	—	208,863	(11,052)
Corporate debt securities	64,541	(725)	23	—	—	—	64,541	(725)
Total held-to-maturity securities	$2,373,148	$(118,026)	492	$2,478	$(183)	6	$2,375,626	$(118,209)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2013
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$61,933	$(3,527)	106	$—	$—	—	$61,933	$(3,527)
Residential mortgage-backed securities:
U.S. government agencies	331,857	(10,192)	23	—	—	—	331,857	(10,192)
Commercial mortgage-backed securities:
U.S. government agencies	51,378	(2,141)	7	—	—	—	51,378	(2,141)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,070,624	(27,120)	64	—	—	—	1,070,624	(27,120)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	42,537	(1,965)	6	—	—	—	42,537	(1,965)
Asset-backed securities
Collateralized loan obligations	74,779	(1,821)	14	—	—	—	74,779	(1,821)
Corporate debt securities	—	—	—	51,138	(10,431)	8	51,138	(10,431)
Total available-for-sale securities	$1,633,108	$(46,766)	220	$51,138	$(10,431)	8	$1,684,246	$(57,197)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,807	$(1,193)	1	$—	$—	—	$23,807	$(1,193)
U.S. states and political subdivisions	228,098	(9,041)	362	—	—	—	228,098	(9,041)
Residential mortgage-backed securities:
U.S. government agencies	225,681	(8,051)	11	—	—	—	225,681	(8,051)
Commercial mortgage-backed securities:
U.S. government agencies	39,697	(619)	7	—	—	—	39,697	(619)
Residential collateralized mortgage securities:
U.S. government agencies	1,451,813	(41,674)	65	—	—	—	1,451,813	(41,674)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	150,223	(7,285)	14	—	—	—	150,223	(7,285)
Corporate debt securities	72,017	(1,003)	25	—	—	—	72,017	(1,003)
Total held-to-maturity securities	$2,191,336	$(68,866)	485	$—	$—	—	$2,191,336	$(68,866)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The investment securities portfolio was in a net unrealized loss position of $15.6 million at June 30, 2014, compared to a net unrealized loss of $55.9 million at December 31, 2013 and a loss position of $12.4 million at June 30, 2013. Gross unrealized losses were $56.4 million as of June 30, 2014, compared to $90.2 million at December 31, 2013, and $57.2 million at June 30, 2013. As of June 30, 2014, gross unrealized losses are concentrated within agency MBS and corporate debt securities. The fair values of the agency MBSs have been impacted by the rising interest rate environment relative to when they were purchased. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014 and has recognized the total amount of the impairment in OCI, net of tax.

The Corporation also holds $294.0 million of CLOs with a gross unrealized loss position of $4.3 million as of June 30, 2014. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations, and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2014. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$11,238	$1,134	$16,985	$9,923	$—	$—	$16,009	$—	$55,289	3.34%
Over one year through five years	—	—	62,611	820,491	24,214	1,507,289	8	142,483	8,509	—	2,565,605	2.23%
Over five years through ten years	—	—	135,495	196,549	44,499	80,819	—	39,550	269,447	—	766,359	2.98%
Over ten years	—	—	31,461	—	—	—	—	—	—	53,490	84,951	2.00%
Fair Value	$—	$—	$240,805	$1,018,174	$85,698	$1,598,031	$8	$182,033	$293,965	$53,490	$3,472,204	2.41%
Amortized Cost	$—	$—	$233,228	$998,698	$86,870	$1,627,871	$8	$182,151	$297,334	$61,624	$3,487,784
Weighted-Average Yield	—%	—%	5.21%	2.63%	2.08%	1.96%	3.64%	1.82%	2.66%	0.95%	2.41%
Weighted-Average Maturity	—	—	6.46	4.00	4.12	3.89	1.74	3.97	6.40	13.31	4.49

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$5,005	$99,753	$—	$6,380	$—	$—	$—	$—	$—	$111,138	1.49%
Over one year through five years	—	—	66,844	496,849	15,075	1,283,181	—	120,997	—	92,958	2,075,904	1.86%
Over five years through ten years	24,293	—	204,954	129,648	34,296	113,149	—	121,366	—	—	627,705	2.73%
Over ten years	—	—	187,118	—	—	—	—	—	—	—	187,119	5.58%
Fair Value	$24,293	$5,005	$558,669	$626,497	$55,751	$1,396,330	$—	$242,363	$—	$92,958	$3,001,866	2.25%
Amortized Cost	$25,000	$5,000	$549,850	$624,605	$56,020	$1,450,479	$—	$248,974	$—	$92,190	$3,052,118
Weighted-Average Yield	1.43%	0.26%	4.80%	2.15%	1.98%	1.60%	—%	2.28%	—%	2.24%	2.25%
Weighted-Average Maturity	5.33	0.58	10.03	4.71	4.77	4.18	—	5.01	—	3.53	5.02

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

4.     Loans

    Loans outstanding as of June 30, 2014, December 31, 2013, and June 30, 2013, net of unearned income, consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Originated loans:
Commercial	$7,365,499	$6,648,279	$5,997,812
Residential mortgage	580,166	529,253	462,427
Installment	2,051,587	1,727,925	1,496,663
Home equity	998,179	920,066	845,051
Credit cards	151,967	148,313	142,319
Leases	319,795	239,551	188,353
Total originated loans	11,467,193	10,213,387	9,132,625
Allowance for originated loan losses	(91,950)	(96,484)	(98,645)
Net originated loans	$11,375,243	$10,116,903	$9,033,980
Acquired loans:
Commercial	$1,457,903	$1,725,970	$2,267,811
Residential mortgage	425,584	470,652	439,380
Installment	872,034	1,004,569	1,221,060
Home equity	268,266	294,424	322,111
Total acquired loans	3,023,787	3,495,615	4,250,362
Allowance for acquired loan losses	(4,977)	(741)	—
Net acquired loans	$3,018,810	$3,494,874	$4,250,362
Covered loans:
Commercial	$292,782	$375,860	$505,706
Residential mortgage	46,705	50,679	56,056
Installment	5,364	6,162	7,794
Home equity	89,815	97,442	106,970
Loss share receivable	43,981	61,827	83,910
Total covered loans	478,647	591,970	760,436
Allowance for covered loan losses	(45,109)	(44,027)	(49,069)
Net covered loans	$433,538	$547,943	$711,367
Total loans:
Commercial	$9,116,184	$8,750,109	$8,771,329
Residential mortgage	1,052,455	1,050,584	957,863
Installment	2,928,985	2,738,656	2,725,517
Home equity	1,356,260	1,311,932	1,274,132
Credit cards	151,967	148,313	142,319
Leases	319,795	239,551	188,353
Loss share receivable	43,981	61,827	83,910
Total loans	14,969,627	14,300,972	14,143,423
Total allowance for loan losses	(142,036)	(141,252)	(147,714)
Total Net loans	$14,827,591	$14,159,720	$13,995,709

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $6.1 million, $6.6 million and $6.7 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

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

Total outstanding acquired impaired loans as of June 30, 2014 and 2013 were $714.2 million and $1.0 billion, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
Acquired Impaired Loans	2014		2013		2014		2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$142,284	$557,199	$—	$—	$136,646	$601,000	$—	$—
Additions due to Citizens acquisition on April 12, 2013	—	—	131,558	819,715	—	—	131,558	819,715
Accretion	(12,746)	12,746	(9,090)	9,090	(24,487)	24,487	(9,090)	9,090
Net reclassifications from nonaccretable to accretable	10,499	—	—	—	30,013	—	—	—
Payments received, net	—	(50,695)	—	(76,123)	—	(106,237)	—	(76,123)
Disposals	$(2,595)	$—	$(2,401)	$—	$(4,730)	$—	$(2,401)	$—
Balance at end of period	$137,442	$519,250	$120,067	$752,682	$137,442	$519,250	$120,067	$752,682

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

Changes in the loss share receivable associated with covered loans for the three and six months ended June 30, 2014 and 2013 were as follows:

Loss Share Receivable	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$54,748	$95,593	$61,827	$113,734
Amortization	(4,185)	(5,998)	(10,048)	(14,101)
Increase/(decrease) due to impairment (recapture) on covered loans	(3,897)	2,319	927	7,858
FDIC reimbursement	(1,237)	(5,397)	(6,324)	(15,947)
Covered loans paid in full	(1,448)	(2,607)	(2,401)	(7,634)
Balance at end of the period	$43,981	$83,910	$43,981	$83,910

Total outstanding covered impaired loans were $637.6 million and $915.4 million as of June 30, 2014 and 2013, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
Covered Impaired Loans	2014		2013		2014		2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$63,003	$364,488	$102,130	$656,670	$67,282	$403,692	$113,288	$762,386
Accretion	(12,139)	12,139	(17,757)	17,757	(24,755)	24,755	(37,271)	37,271
Net reclassifications from non-accretable to accretable	5,549	—	5,413	—	11,606	—	15,982	—
Payments received, net	—	(60,146)	—	(137,170)	—	(111,966)	—	(262,400)
Disposals	(2,758)	—	(8,027)	—	(478)	—	(10,241)	—
Balance at end of period	$53,655	$316,481	$81,758	$537,257	$53,655	$316,481	$81,758	$537,257

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of June 30, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$1,094	$1,087	$6,029	$8,210	$4,849,405	$4,857,615	$80	$9,991
CRE	2,010	1,934	14,333	18,277	2,079,741	2,098,018	6,633	11,028
Construction	—	—	—	—	409,866	409,866	—	53
Leases	103	—	—	103	319,692	319,795	—	—
Consumer
Installment	11,205	3,164	4,041	18,410	2,033,177	2,051,587	3,505	3,334
Home Equity Lines	1,549	604	815	2,968	995,211	998,179	535	1,329
Credit Cards	677	385	510	1,572	150,395	151,967	258	446
Residential Mortgages	13,087	1,820	7,527	22,434	557,732	580,166	4,632	10,560
Total	$29,725	$8,994	$33,255	$71,974	$11,395,219	$11,467,193	$15,643	$36,741
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$1,164	$511	$4,239	$5,914	$654,347	$660,261	$40	$787
CRE	1,678	1,162	23,604	26,444	757,299	783,743	—	1,736
Construction	—	—	666	666	13,233	13,899	—	—
Consumer
Installment	6,148	1,859	1,296	9,303	862,731	872,034	1,021	419
Home Equity Lines	5,417	3,089	1,989	10,495	257,771	268,266	643	534
Residential Mortgages	158	1,372	7,298	8,828	416,756	425,584	847	1,506
Total	$14,565	$7,993	$39,092	$61,650	$2,962,137	$3,023,787	$2,551	$4,982
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$2,929	$—	$6,893	$9,822	$46,601	$56,423	n/a	n/a
CRE	643	1,702	79,916	82,261	134,995	217,256	n/a	n/a
Construction	—	—	17,278	17,278	1,823	19,101	n/a	n/a
Consumer
Installment	25	163	44	232	5,132	5,364	n/a	n/a
Home Equity Lines	579	540	2,036	3,155	86,661	89,816	n/a	n/a
Residential Mortgages	7,141	381	5,356	12,878	33,828	46,706	n/a	n/a
Total	$11,317	$2,786	$111,523	$125,626	$309,040	$434,666	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $2.5 million of loans guaranteed by the U.S. government as of June 30, 2014.
(b) Excludes loss share receivable of $44.0 million as of June 30, 2014.
(c) Acquired and covered impaired loans were not classified as nonperforming assets at June 30, 2014 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

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
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2013
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of June 30, 2014
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$33,855	$—	$—	$9,408
Grade 2	134,682	3,610	—	10,971
Grade 3	1,100,807	290,652	36,954	55,648
Grade 4	3,439,210	1,725,808	371,488	236,324
Grade 5	100,776	29,382	—	7,092
Grade 6	48,285	48,566	1,424	352
Grade 7	—	—	—	—
Total	$4,857,615	$2,098,018	$409,866	$319,795

	Acquired Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$700	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	35,608	26,652	—	—
Grade 4	553,293	651,011	13,899	—
Grade 5	41,213	50,267	—	—
Grade 6	29,447	55,813	—	—
Grade 7	—	—	—	—
Total	$660,261	$783,743	$13,899	$—

	Covered Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,015	—	—	—
Grade 3	—	—	—	—
Grade 4	38,892	104,455	707	—
Grade 5	999	3,984	—	—
Grade 6	15,517	108,637	18,045	—
Grade 7	—	180	349	—
Total	$56,423	$217,256	$19,101	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2013
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$40,185	$1,250	$—	$12,815
Grade 2	124,748	3,859	—	709
Grade 3	721,517	297,052	19,119	36,743
Grade 4	2,483,972	1,826,543	282,034	134,834
Grade 5	41,698	32,705	1,363	3,042
Grade 6	66,070	53,448	2,249	210
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$3,478,190	$2,214,857	$304,765	$188,353
Acquired Loans
	Acquired Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	107	—	—	—
Grade 3	24,511	28,509	—	—
Grade 4	1,050,350	848,214	15,558	—
Grade 5	58,399	125,154	1,217	—
Grade 6	26,977	96,247	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$1,160,344	$1,098,124	$16,775	$—

	Covered Commercial Loans
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	1,001	—	—	—
Grade 3	—	—	—	—
Grade 4	44,148	131,889	556	—
Grade 5	661	24,255	1,364	—
Grade 6	38,065	224,533	33,856	—
Grade 7	2,056	1,414	1,909	—
Grade 8	—	—	—	—
Total	$85,931	$382,091	$37,685	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three and six months ended June 30, 2014 and 2013, as well as the corresponding recorded investment in originated loans at the end of the period:

As of June 30, 2014
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$40,175	$13,385	$1,470	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116
Charge-offs	(361)	(2,696)	—	—	(4,076)	(1,870)	(1,311)	(834)	(11,148)
Recoveries	372	30	2	372	2,741	966	439	67	4,989
Provision for loan losses	3,070	(1,989)	(149)	(371)	1,974	1,647	1,349	462	5,993
Allowance for originated loan losses, ending balance	$43,256	$8,730	$1,323	$1,028	$12,243	$13,903	$7,328	$4,139	$91,950
Six Months Ended
Allowance for originated loan losses, beginning balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Charge-offs	(5,435)	(2,775)	—	—	(8,660)	(3,279)	(2,766)	(1,393)	(24,308)
Recoveries	1,369	34	30	372	5,490	1,870	857	105	10,127
Provision for loan losses	4,341	(794)	(1,517)	(425)	3,478	2,412	1,497	655	9,647
Allowance for originated loan losses, ending balance	$43,256	$8,730	$1,323	$1,028	$12,243	$13,903	$7,328	$4,139	$91,950

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$5,092	$112	$9	$—	$1,008	$201	$361	$1,019	$7,802
Collectively evaluated for impairment	38,164	8,618	1,314	1,028	11,235	13,702	6,967	3,120	84,148
Total ending allowance for originated loan losses balance	$43,256	$8,730	$1,323	$1,028	$12,243	$13,903	$7,328	$4,139	$91,950
Originated loans:
Originated loans individually evaluated for impairment	$10,404	$25,484	$53	$—	$24,394	$6,956	$979	$26,297	$94,567
Originated loans collectively evaluated for impairment	4,847,211	2,072,534	409,813	319,795	2,027,193	991,223	150,988	553,869	11,372,626
Total ending originated loan balance	$4,857,615	$2,098,018	$409,866	$319,795	$2,051,587	$998,179	$151,967	$580,166	$11,467,193

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$40,427	$18,399	$2,741	$1,129	$9,151	$14,568	$7,069	$5,359	$98,843
Charge-offs	(2,000)	(750)	—	(1,237)	(3,612)	(1,497)	(1,459)	(414)	(10,969)
Recoveries	3,528	203	31	—	2,739	599	469	51	7,620
Provision for loan losses	3,212	(1,029)	(728)	1,017	447	(404)	1,209	(573)	3,151
Allowance for originated loan losses, ending balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645
Six Months Ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(4,103)	(803)	(516)	(1,237)	(8,206)	(3,334)	(2,862)	(684)	(21,745)
Recoveries	4,583	335	89	89	5,235	1,082	982	94	12,489
Provision for loan losses	8,478	(2,835)	(1,350)	1,418	542	1,794	1,784	(872)	8,959
Allowance for originated loan losses, ending balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,169	$1,010	$—	$—	$557	$197	$255	$1,280	$6,468
Collectively evaluated for impairment	41,998	15,813	2,044	909	8,168	13,069	7,033	3,143	92,177
Total ending allowance for originated loan losses balance	$45,167	$16,823	$2,044	$909	$8,725	$13,266	$7,288	$4,423	$98,645
Originated loans:
Originated loans individually evaluated for impairment	$9,439	$24,400	$1,005	$—	$30,140	$6,819	$1,262	$23,221	$96,286
Originated loans collectively evaluated for impairment	3,468,751	2,190,457	303,760	188,353	1,466,523	838,232	141,057	439,206	9,036,339
Total ending originated loan balance	$3,478,190	$2,214,857	$304,765	$188,353	$1,496,663	$845,051	$142,319	$462,427	$9,132,625

The following table presents the originated ALL and the recorded investment as of December 31, 2013:

As of December 31, 2013
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,235	$229	$—	$—	$1,014	$223	$312	$1,133	$6,146
Collectively evaluated for impairment	39,746	12,036	2,810	1,081	10,921	12,677	7,428	3,639	90,338
Total ending allowance for originated loan losses balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Originated loans:
Loans individually evaluated for impairment	$8,053	$20,616	$906	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Loans collectively evaluated for impairment	4,131,514	2,149,171	338,019	239,551	1,700,640	913,340	147,201	506,187	10,125,623
Total ending originated loan balance	$4,139,567	$2,169,787	$338,925	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Allowance for Acquired Loan Losses

In accordance with the acquisition method of accounting, the Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans, that is, based on a specific reserve analysis for loans individually evaluated for impairment and based on historical loss rates for loans collectively evaluated for impairment. If the computed ALL is greater than the remaining fair value discount, the excess is added to the ALL through a provision for loan losses. If the computed ALL is less, no additional ALL is recognized. As of June 30, 2014, the computed ALL was less than the remaining fair value discount, therefore, no ALL for acquired nonimpaired loans was required.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three and six months ended June 30, 2014, provision for loan losses, equal to net charge-offs, of $3.8 million and $9.4 million, respectively, were recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

The ALL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized in the current period by an increase in the acquired ALL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established acquired ALL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. See Note 4 (Loans) for further information on changes in accretable yield.

The following table presents activity in the allowance for acquired impaired loan losses for the three and six months ended June 30, 2014. There was no allowance for acquired impaired loans as of June 30, 2013.

Allowance for Acquired Impaired Loan Losses	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2014	2014
Balance at beginning of the period	$2,974	$741
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses	2,003	4,236
Balance at end of the period	$4,977	$4,977

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. Additionally, the Corporation elected to account for all covered loans as impaired except for those loans acquired with revolving privileges, which are outside the scope of impaired loan accounting, and, therefore, are accounted

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

for as covered nonimpaired loans. As of June 30, 2014, the computed ALL was less than the remaining fair value discount, therefore, no ALL for covered nonimpaired loans was recorded.

The following table presents activity in the allowance for covered impaired loan losses for the three and six months ended June 30, 2014 and 2013:

Allowance for Covered Impaired Loan Losses	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of the period	$49,970	$47,945	$44,027	$43,255
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	(451)	6,477	7,428	16,154
Net (benefit)/recapture attributable to FDIC loss share agreements	3,897	(2,319)	(927)	(7,858)
Net provision for loan losses	3,446	4,158	6,501	8,296
Increase (decrease) in loss share receivable	(3,897)	2,319	927	7,858
Loans charged-off	(4,410)	(5,353)	(6,346)	(10,340)
Balance at end of the period	$45,109	$49,069	$45,109	$49,069

During the three months ended June 30, 2014, $0.5 million of previously recognized losses on covered impaired loans were recaptured with an offsetting decrease of $3.9 million in the loss share receivable. This net provision of $3.4 million compares to $4.2 million in the three months ended June 30, 2013. During the six months ended June 30, 2014, $7.4 million of provision on covered impaired loans was recognized with an offsetting increase of $0.9 million in the loss share receivable. This net provision of $6.5 million compares to $8.3 million in the six months ended June 30, 2013.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Credit Quality

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement.

Interest income recognized on impaired loans was $20.0 thousand and $123.0 thousand for the three months and six months ended June 30, 2014, respectively, compared to $79.0 thousand and $165.0 thousand for the three months and six months ended June 30, 2013, respectively. Interest income which would have been earned in accordance with the original terms was $0.5 million and $1.3 million for the three months and six months ended June 30, 2014, respectively, compared to $1.1 million and $1.8 million for the three months and six months ended June 30, 2013, respectively.

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

As of June 30, 2014
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,538	$4,980	$—	$3,543
CRE	20,635	26,026	—	22,249
Construction	53	76	—	256
Consumer
Installment	4,510	4,620	—	4,636
Home equity line	1,041	1,047	—	1,067
Credit card	34	34	—	48
Residential mortgages	12,729	15,748	—	12,828
Subtotal	41,540	52,531	—	44,627
Impaired loans with a related allowance
Commercial
C&I	7,866	11,562	5,092	8,071
CRE	4,849	4,851	112	829
Construction	—	—	9	—
Consumer
Installment	19,884	20,673	1,008	20,498
Home equity line	5,915	6,145	201	5,995
Credit card	945	945	361	1,019
Residential mortgages	13,568	13,678	1,019	13,612
Subtotal	53,027	57,854	7,802	50,024
Total impaired loans	$94,567	$110,385	$7,802	$94,651

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013.

	As of June 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	41	$7,062	$13,200
CRE	60	21,407	25,567
Construction	31	53	76
Total originated commercial	132	28,522	38,843
Consumer
Installment	1,350	24,394	25,293
Home equity lines	260	6,956	7,192
Credit card	253	979	979
Residential mortgages	326	26,297	29,426
Total originated consumer	2,189	58,626	62,890
Total originated loans	2,321	$87,148	$101,733
Acquired loans
Commercial
C&I	1	$4	$4
CRE	1	1,661	1,661
Total acquired commercial	2	1,665	1,665
Consumer
Installment	30	979	1,032
Home equity lines	90	4,710	4,750
Residential mortgages	21	1,461	1,635
Total acquired consumer	141	7,150	7,417
Total acquired loans	143	$8,815	$9,082
Covered loans
Commercial
C&I	6	$177	$1,070
CRE	24	37,385	54,480
Construction	10	2,605	21,331
Total covered commercial	40	40,167	76,881
Consumer
Home equity lines	62	8,489	8,489
Residential mortgages	2	337	337
Total covered consumer	64	8,826	8,826
Total covered loans	104	$48,993	$85,707
Total loans
Commercial
C&I	48	$7,243	$14,274
CRE	85	60,453	81,708
Construction	41	2,658	21,407
Total commercial	174	70,354	117,389
Consumer
Installment	1,380	25,373	26,325
Home equity lines	412	20,155	20,431
Credit card	253	979	979
Residential mortgages	349	28,095	31,398
Total consumer	2,394	74,602	79,133
Total loans	2,568	$144,956	$196,522

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	35	$4,449	$7,660
CRE	52	15,932	20,569
Construction	30	905	1,179
Total originated commercial	117	21,286	29,408
Consumer
Installment	1,553	27,285	28,536
Home equity lines	231	6,725	7,054
Credit card	307	1,113	1,113
Residential mortgages	301	23,067	25,676
Total originated consumer	2,392	58,190	62,379
Total originated loans	2,509	$79,476	$91,787
Acquired loans
Commercial
C&I	1	6	5
CRE	1	1,730	1,730
Total acquired commercial	2	1,736	1,735
Consumer
Installment	12	505	542
Home equity lines	8	245	270
Residential mortgages	7	431	502
Total acquired consumer	27	1,181	1,314
Total acquired loans	29	$2,917	$3,049
Covered loans
Commercial
C&I	4	$1,104	$2,331
CRE	24	39,995	57,008
Construction	10	4,144	24,547
Total covered commercial	38	45,243	83,886
Consumer
Home equity lines	47	5,401	5,421
Residential Mortgages	1	150	150
Total covered consumer	48	5,551	5,571
Total covered loans	86	$50,794	$89,457
Total loans
Commercial
C&I	40	$5,559	$9,996
CRE	77	57,657	79,307
Construction	40	5,049	25,726
Total commercial	157	68,265	115,029
Consumer
Installment	1,565	27,790	29,078
Home equity lines	286	12,371	12,745
Credit card	307	1,113	1,113
Residential mortgages	309	23,648	26,328
Total consumer	2,467	64,922	69,264
Total loans	2,624	$133,187	$184,293

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of June 30, 2013
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

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three and six months ended June 30, 2014 and 2013 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three and six months ended June 30, 2014 and 2013 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three and six months ended June 30, 2014 and 2013 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

provisioning methodology. At June 30, 2014, the Corporation had $1.6 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of June 30, 2014, December 31, 2013, and June 30, 2013, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of June 30, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,659	$—	$1,659	$3,375	$2,028	$5,403	$7,062	$2,443
CRE	15,387	1,529	16,916	1,419	3,072	4,491	21,407	93
Construction	—	—	—	53	—	53	53	9
Total originated commercial	17,046	1,529	18,575	4,847	5,100	9,947	28,522	2,545
Consumer
Installment	21,404	694	22,098	2,074	222	2,296	24,394	1,008
Home equity lines	5,767	188	5,955	1,001	—	1,001	6,956	201
Credit card	857	86	943	—	36	36	979	361
Residential mortgages	15,256	2,349	17,605	5,335	3,357	8,692	26,297	1,019
Total originated consumer	43,284	3,317	46,601	8,410	3,615	12,025	58,626	2,589
Total originated TDRs	$60,330	$4,846	$65,176	$13,257	$8,715	$21,972	$87,148	$5,134
Acquired loans
Commercial
C&I	—	—	—	4	—	4	4	4
CRE	1,661	—	1,661	—	—	—	1,661	182
Total acquired commercial	1,661	—	1,661	4	—	4	1,665	186
Consumer
Installment	702	250	952	27	—	27	979	14
Home equity lines	4,026	576	4,602	108	—	108	4,710	—
Residential mortgages	670	—	670	764	27	791	1,461	—
Total acquired consumer	5,398	826	6,224	899	27	926	7,150	14
Total acquired TDRs	$7,059	$826	$7,885	$903	$27	$930	$8,815	$200
Covered loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	4,909	32,476	37,385	—	—	—	37,385	1,129
Construction	666	1,939	2,605	—	—	—	2,605	68
Total covered commercial	5,575	34,592	40,167	—	—	—	40,167	1,197
Consumer
Home equity lines	8,038	115	8,153	336	—	336	8,489	—
Residential mortgages	337	—	337	—	—	—	337	—
Total covered consumer	8,375	115	8,490	336	—	336	8,826	—
Total covered TDRs	$13,950	$34,707	$48,657	$336	$—	$336	$48,993	$1,197
Total loans
Commercial
C&I	$1,659	$177	$1,836	$3,379	$2,028	$5,407	$7,243	$2,447
CRE	21,957	34,005	55,962	1,419	3,072	4,491	60,453	1,404
Construction	666	1,939	2,605	53	—	53	2,658	77
Total commercial	24,282	36,121	60,403	4,851	5,100	9,951	70,354	3,928
Consumer
Installment	22,106	944	23,050	2,101	222	2,323	25,373	1,022
Home equity lines	17,831	879	18,710	1,445	—	1,445	20,155	201
Credit card	857	86	943	—	36	36	979	361
Residential mortgages	16,263	2,349	18,612	6,099	3,384	9,483	28,095	1,019
Total consumer	57,057	4,258	61,315	9,645	3,642	13,287	74,602	2,603
Total TDRs	$81,339	$40,379	$121,718	$14,496	$8,742	$23,238	$144,956	$6,531

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,438	$879	$2,317	$177	$1,955	$2,132	$4,449	$665
CRE	10,442	382	10,824	1,208	3,900	5,108	15,932	32
Construction	848	—	848	—	57	57	905	—
Total originated commercial	12,728	1,261	13,989	1,385	5,912	7,297	21,286	697
Consumer
Installment	23,342	1,238	24,580	2,483	222	2,705	27,285	1,014
Home equity lines	5,313	194	5,507	1,206	12	1,218	6,725	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,276	3,327	15,603	4,360	3,104	7,464	23,067	1,133
Total originated consumer	41,977	4,825	46,802	8,049	3,339	11,388	58,190	2,682
Total originated TDRs	$54,705	$6,086	$60,791	$9,434	$9,251	$18,685	$79,476	$3,379
Acquired loans
Commercial
C&I	$—	$—	$—	$6	$—	$6	$6	$—
CRE	1,730	—	1,730	—	—	—	1,730	—
Total acquired commercial	1,730	—	1,730	6	—	6	1,736	—
Consumer
Installment	369	136	505	—	—	—	505	—
Home equity lines	182	—	182	63	—	63	245	—
Residential mortgages	245	—	245	32	154	186	431	—
Total acquired consumer	796	136	932	95	154	249	1,181	—
Total acquired TDRs	$2,526	$136	$2,662	$101	$154	$255	$2,917	$—
Covered loans
Commercial
C&I	$362	$742	$1,104	$—	$—	$—	$1,104	$—
CRE	5,259	34,736	39,995	—	—	—	39,995	3,022
Construction	698	3,446	4,144	—	—	—	4,144	800
Total covered commercial	6,319	38,924	45,243	—	—	—	45,243	3,822
Consumer
Home equity lines	5,377	24	5,401	—	—	—	5,401	—
Residential mortgages	150	—	150	—	—	—	150	—
Total covered consumer	5,527	24	5,551	—	—	—	5,551	—
Total covered TDRs	$11,846	$38,948	$50,794	$—	$—	$—	$50,794	$3,822
Commercial
C&I	$1,800	$1,621	$3,421	$183	$1,955	$2,138	$5,559	$665
CRE	17,431	35,118	52,549	1,208	3,900	5,108	57,657	3,054
Construction	1,546	3,446	4,992	—	57	57	5,049	800
Total commercial	20,777	40,185	60,962	1,391	5,912	7,303	68,265	4,519
Consumer
Installment	23,711	1,374	25,085	2,483	222	2,705	27,790	1,014
Home equity lines	10,872	218	11,090	1,269	12	1,281	12,371	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,671	3,327	15,998	4,392	3,258	7,650	23,648	1,133
Total consumer	48,300	4,985	53,285	8,144	3,493	11,637	64,922	2,682
Total TDRs	$69,077	$45,170	$114,247	$9,535	$9,405	$18,940	$133,187	$7,201

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,021	$—	$1,021	$6,248	$537	$6,785	$7,806	$2,569
CRE	11,200	—	11,200	1,726	4,435	6,161	17,361	510
Construction	404	537	941	64	—	64	1,005	—
Total originated commercial	12,625	537	13,162	8,038	4,972	13,010	26,172	3,079
Consumer
Installment	25,800	913	26,713	3,227	200	3,427	30,140	557
Home equity lines	5,321	144	5,465	1,354	—	1,354	6,819	197
Credit card	1,222	40	1,262	—	—	—	1,262	255
Residential mortgages	13,514	2,147	15,661	4,518	3,042	7,560	23,221	1,280
Total originated consumer	45,857	3,244	49,101	9,099	3,242	12,341	61,442	2,289
Total originated TDRs	$58,482	$3,781	$62,263	$17,137	$8,214	$25,351	$87,614	$5,368
Covered loans
Commercial
C&I	$897	$738	$1,635	$—	$—	$—	$1,635	$518
CRE	5,269	41,045	46,314	—	—	—	46,314	3,749
Construction	1,542	4,540	6,082	—	—	—	6,082	900
Total covered commercial	7,708	46,323	54,031	—	—	—	54,031	5,167
Consumer
Home equity lines	5,065	497	5,562	—	—	—	5,562	—
Total covered TDRs	$12,773	$46,820	$59,593	$—	$—	$—	$59,593	$5,167
Total loans
Commercial
C&I	$1,918	$738	$2,656	$6,248	$537	$6,785	$9,441	$3,087
CRE	16,469	41,045	57,514	1,726	4,435	6,161	63,675	4,259
Construction	1,946	5,077	7,023	64	—	64	7,087	900
Total commercial	20,333	46,860	67,193	8,038	4,972	13,010	80,203	8,246
Consumer
Installment	25,800	913	26,713	3,227	200	3,427	30,140	557
Home equity lines	10,386	641	11,027	1,354	—	1,354	12,381	197
Credit card	1,222	40	1,262	—	—	—	1,262	255
Residential mortgages	13,514	2,147	15,661	4,518	3,042	7,560	23,221	1,280
Total consumer	50,922	3,741	54,663	9,099	3,242	12,341	67,004	2,289
Total TDRs	$71,255	$50,601	$121,856	$17,137	$8,214	$25,351	$147,207	$10,535

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

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms.  In the event of a subsequent default, the ALL continues to be reassessed on the basis on an individual evaluation of the loan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the three months ended June 30, 2014, as well as the recorded investment in these restructured loans as of June 30, 2014.

	As of June 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	1	$170
CRE	1	363
Construction	—	—
Total originated commercial	2	533
Consumer
Installment	1	3
Home equity lines	—	—
Credit card	7	31
Residential mortgages	1	99
Total originated consumer	9	$133
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total covered commercial	—	$—
Total loans
Commercial
C&I	1	$170
CRE	1	363
Construction	—	—
Total commercial	2	533
Consumer
Installment	1	3
Home equity lines	—	—
Credit card	7	31
Residential mortgages	1	99
Total consumer	9	133
Total	11	$666

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	4	$1,773
CRE	6	3,101
Construction	1	231
Total originated commercial	11	5,105
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total originated consumer	51	$490
Covered loans
Commercial
C&I	—	$—
CRE	1	—
Construction	1	45
Total covered commercial	2	$45
Total loans
Commercial
C&I	4	$1,773
CRE	7	3,101
Construction	2	276
Total commercial	13	5,150
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total consumer	51	490
Total	64	$5,640

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of June 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	—	$—
CRE	1	85
Construction	1	537
Total originated commercial	2	622
Consumer
Installment	2	37
Home equity lines	1	15
Credit card	9	79
Residential mortgages	—	—
Total originated consumer	12	$131
Covered loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total covered commercial	—	$—
Total loans
Commercial
C&I	—	$—
CRE	1	85
Construction	1	537
Total commercial	2	622
Consumer
Installment	2	37
Home equity lines	1	15
Credit card	9	79
Residential mortgages	—	—
Total consumer	12	131
Total	14	$753

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of June 30, 2014, December 31, 2013, and June 30, 2013. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2013 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	June 30, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (a)	$87,533	$(20,637)	$66,896
Lease intangible	618	(538)	80
Trust relationships	14,000	(4,090)	9,910
	$102,253	$(25,367)	$76,886

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (a)	$87,533	$(16,065)	$71,468
Non-compete covenant	102	(102)	—
Lease intangible	618	(520)	98
Trust Relationships (b)	14,000	(2,811)	11,189
	$102,253	$(19,498)	$82,755

	June 30, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (a)	$87,533	$(12,416)	$75,117
Non-compete covenant	102	(89)	13
Lease intangible	618	(502)	116
Trust relationships (b)	14,000	(827)	13,173
	$102,253	$(13,834)	$88,419

(a) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives which range from 10-15 years.
(b) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $5.9 million in the six months ended June 30, 2014, compared to $2.7 million in the six months ended June 30, 2013. Estimated amortization expense for each of the next five years is as follows: 2014 - $5.9 million; 2015 - $10.4 million; 2016 - $9.2 million; 2017 - $8.2 million; and 2018 - $7.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

7.     Shareholders' Equity

Common Stock Warrant

The Corporation has an outstanding warrant issued to the U.S. Treasury to initially purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, which reduces the exercise price on a penny for penny basis for any dividend paid along with a corresponding increase in the amount of shares available to purchase, the U.S. Treasury can purchase up to 2,515,892 shares at an adjusted exercise price of $17.89 as of June 30, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Basic EPS:
Net income	$59,519	$48,450	$112,974	$85,796
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469	2,938	2,399
Income allocated to participating securities	489	383	926	813
Net income attributable to common shareholders	$57,561	$46,598	$109,110	$82,584
Weighted average Common Stock outstanding used in basic EPS	165,335	157,863	165,198	133,909
Basic net income per common share	$0.35	$0.30	$0.66	$0.62

Diluted EPS:
Income used in diluted earnings per share calculation	$57,561	$46,598	$109,110	$82,584

Weighted average Common Stock outstanding used in basic EPS	165,335	157,863	165,198	133,909
Add: Common Stock equivalents:
Warrant and stock plans	812	527	854	497
Weighted average Common and Common Stock equivalent shares outstanding	166,147	158,390	166,052	134,406
Diluted net income per share	$0.35	$0.29	$0.66	$0.61

Common Stock equivalents consist of employee stock award plans and the Common Stock warrant. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential Common Stock for the six months ended June 30, 2014 and 2013 totaled 1.0 million and 1.5 million, respectively.

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2013 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. In the first quarter of 2014, Management changed the estimate regarding the funds transfer pricing crediting rate provided on non-maturity deposits, including amounts for prior periods. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three and six months ended June 30, 2014 and June 30, 2013:

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$106,924	$211,987	$94,879	$188,129	$4,799	$9,477	$(11,025)	$(20,114)	$195,577	$389,479
Provision (recapture) for loan losses	(4,874)	167	14,905	17,522	396	351	4,826	11,750	15,253	29,790
Noninterest income	26,681	47,987	25,345	52,381	14,052	27,516	6,482	11,947	72,560	139,831
Noninterest expense	61,230	123,215	87,603	183,377	12,370	25,097	6,197	5,044	167,400	336,733
Net income (loss)	50,211	88,784	11,515	25,747	3,955	7,504	(6,162)	(9,061)	59,519	112,974
AVERAGES:
Assets	$9,192,463	$9,132,758	$5,541,566	$5,495,965	$258,845	$250,279	$9,298,402	$9,337,457	$24,291,276	$24,216,459

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$114,557	$182,947	$95,904	$145,658	$4,288	$8,441	$(16,718)	$(27,667)	$198,031	$309,379
Provision (recapture) for loan losses	2,120	6,886	2,101	6,174	(42)	166	3,130	4,030	7,309	17,256
Noninterest income	20,895	40,127	33,330	57,718	12,821	21,131	2,393	7,856	69,439	126,832
Noninterest expense	51,891	94,918	85,512	138,419	13,832	24,006	37,653	37,691	188,888	295,034
Net income (loss)	52,680	78,569	26,919	38,074	2,027	3,379	(33,176)	(34,226)	48,450	85,796
AVERAGES:
Assets	$8,852,267	$7,800,594	$5,006,423	$4,016,956	$263,454	$250,206	$8,688,558	$6,846,825	$22,810,702	$18,914,581

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

At June 30, 2014, December 31, 2013, and June 30, 2013, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2013		June 30, 2014		December 31, 2013		June 30, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$—	$—	$4,632	$—	$102,828	$8,989	$126,637	$11,574	$136,186	$14,319

(a) Included in "Other assets" on the Consolidated Balance Sheets
(b) Included in "Other liabilities" on the Consolidated Balance Sheets

Fair Value Hedges. Prior to 2009, the Corporation entered into interest rate swaps with dealer counterparties to convert certain fixed rate loans to variable rate instruments over the terms of the loans (termed by the Corporation as the FRAP Program). These interest rate swaps are designated as fair value hedges and met the criteria to qualify for the short cut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. The Corporation discontinued originating interest rate swaps under the FRAP Program in February 2008.

Derivatives Not Designated in Hedge Relationships

As of June 30, 2014, December 31, 2013, and June 30, 2013, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2013		June 30, 2014		December 31, 2013		June 30, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$1,618,463	$47,952	$1,622,525	$46,577	$1,502,079	$47,804	$1,618,463	$47,952	$1,622,531	$46,577	$1,502,079	$47,804
Mortgage loan commitments	169,232	2,491	90,541	891	251,198	779	—	—	—	—	—	—
Forward sales contracts	—	—	40,906	384	139,093	4,458	80,161	545	—	—	—	—
Credit contracts	15,269	—	—	—	—	—	52,319	10	49,914	—	50,754	—
Foreign exchange	25,623	107	6,478	50	8,940	117	7,568	48	6,893	50	7,235	94
Other	—	—	—	—	—	—	60,383	—	63,813	—	52,370	—
Total	$1,828,587	$50,550	$1,760,450	$47,902	$1,901,310	$53,158	$1,818,894	$48,555	$1,743,151	$46,627	$1,612,438	$47,898

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between three to nine years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one year to eight years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.2 million as of June 30, 2014. The fair values of the sold swap participations were not material at June 30, 2014, December 31, 2013, and June 30, 2013.

Gains and losses recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2014 and 2013 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Mortgage loan commitments	Other operating income	$916	$(3,374)	$1,600	$(3,622)
Forward sales contracts	Other operating income	(713)	4,742	(929)	4,519
Foreign exchange contracts	Other operating income	328	(122)	107	(313)
Total		$531	$1,246	$778	$584

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer, a derivative clearing organization, or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. Derivative contracts may be executed with a counterparty or cleared through a FCM with a derivative clearing organization approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the ISDA. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's ALCO. Under the Dodd-Frank legislation, as of June 10, 2013, the Corporation must clear all interest rate swaps through a clearing house and the credit exposure is to the recognized derivative clearing organization. Margin requirements are established by the derivative clearing organization. When entering into cleared swap, the Corporation must post collateral to the FCM in the amount required by the clearing organization. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS. Collateral posted against derivative liabilities was $64.0 million, $70.5 million and $82.2 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

statement of financial position as of June 30, 2014, December 31, 2013, and June 30, 2013. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of June 30, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - non-designated	$839	$—	$839	$(839)	$—	$—
Foreign exchange	19	—	19	(19)	—	—
Total derivative assets	$858	$—	$858	$(858)	$—	$—

Derivative liabilities
Interest rate swaps - designated	$8,989	$—	$8,989	$—	$(8,989)	$—
Interest rate swaps - non-designated	47,114	—	47,114	(839)	(46,275)	—
Foreign exchange	35	—	35	(19)	(16)	—
Total derivative liabilities	$56,138	$—	$56,138	$(858)	$(55,280)	$—

	As of December 31, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$4,791	$—	$4,791	$(4,791)	$—	$—
Foreign exchange	4	—	4	(4)	—	—
Total derivative assets	$4,795	$—	$4,795	$(4,795)	$—	$—

Derivative liabilities
Interest rate swaps - designated	$11,574	$—	$11,574	$—	$(11,574)	$—
Interest rate swaps - non-designated	41,787	—	41,787	(4,791)	(36,996)	—
Foreign exchange	46	—	46	(4)	(42)	—
Total derivative liabilities	$53,407	$—	$53,407	$(4,795)	$(48,612)	$—

	As of June 30, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$3,010	$—	$3,010	$(3,010)	$—	$—
Foreign exchange	53	—	53	(22)	(31)	—
Total derivative assets	$3,063	$—	$3,063	$(3,032)	$(31)	$—

Derivative liabilities
Interest rate swaps - designated	$14,319	$—	$14,319	$—	$(14,319)	$—
Interest rate swaps - non-designated	44,794	—	44,794	(3,010)	(41,784)	—
Foreign exchange	22	—	22	(22)	—	—
Total derivative liabilities	$59,135	$—	$59,135	$(3,032)	$(56,103)	$—

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

10.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$182	$585	$364	$1,170
Interest cost	3,584	2,632	7,168	5,264
Expected return on assets	(4,009)	(2,960)	(8,017)	(5,920)
Amortization of unrecognized prior service costs	698	117	1,331	234
Amortization of Actuarial Gain	804	1,174	1,513	2,348
Net periodic pension cost	$1,259	$1,548	$2,359	$3,096

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$16	$25	$33	$50
Interest cost	164	130	327	260
Amortization of unrecognized prior service costs	(117)	(117)	(234)	(234)
Amortization of Actuarial Gain	59	67	118	134
Net periodic postretirement cost	$122	$105	$244	$210

For further information on the Corporation's employee benefit plans, refer to Note 13 (Benefit Plans) to the consolidated financial statements in the 2013 Form 10-K.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2014, December 31, 2013, and June 30, 2013:

		Fair Value by Hierarchy
(In thousands)	June 30, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,935	$2,935	$—	$—
Non-marketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	240,805	—	240,805	—
Residential mortgage-backed securities:
U.S. government agencies	1,018,174	—	1,018,174	—
Commercial mortgage-backed securities:
U.S. government agencies	85,698	—	85,698	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,598,031	—	1,598,031	—
Non-agency	8	—	1	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	182,033	—	182,033	—
Corporate debt securities	53,490	—	—	53,490
Asset-backed securities:
Collateralized loan obligations	293,965	—	—	293,965
Total available for sale securities	3,478,420	2,935	3,124,752	350,733
Residential loans held for sale	21,632	—	21,632	—
Derivative assets:
Interest rate swaps - nondesignated	47,952	—	47,952	—
Mortgage loan commitments	2,491	—	2,491	—
Forward sale contracts	—	—	—	—
Foreign exchange	107	—	107	—
Total derivative assets	50,550	—	50,550	—
Total fair value of assets (a)	$3,550,602	$2,935	$3,196,934	$350,733
Derivative liabilities:
Interest rate swaps - fair value hedges	$8,989	$—	$8,989	$—
Interest rate swaps - nondesignated	47,952	—	47,952	—
Forward sales contracts	545	—	545	—
Foreign exchange	48	—	48	—
Credit contracts	10	—	10	—
Total derivative liabilities	57,544	—	57,544	—
True-up liability	12,581	—	—	12,581
Total fair value of liabilities (a)	$70,125	$—	$57,544	$12,581
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$21,987	$—	$—	$21,987
Impaired loans (c)	56,006	—	—	56,006
Other property (d)	17,052	—	—	17,052
Other real estate covered by loss share (e)	22,782	—	—	22,782
Total fair value	$117,827	$—	$—	$117,827

(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended June 30, 2014.
(b) - MSRs with a recorded investment of $22.2 million were reduced by a specific valuation allowance totaling $0.6 million to a reported carrying value of $21.6 million resulting in recognition of $0.1 million in expense included in loans sales and servicing income in the three months ended June 30, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(c) - Collateral dependent impaired loans with a recorded investment of $62.2 million were reduced by specific valuation allowance allocations totaling $6.2 million to a reported net carrying value of $56.0 million.
(d) - Amounts do not include assets held at cost at June 30, 2014. During the three months ended June 30, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at June 30, 2014. During the three months ended June 30, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.7 million included in noninterest expense.

		Fair Value by Hierarchy
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,036	$3,036	$—	$—
Nonmarketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	262,367	—	262,367	—
Residential mortgage-backed securities:
U.S. government agencies	969,922	—	969,922	—
Commercial mortgage-backed securities:
U.S. government agencies	69,567	—	69,567	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,518,393	—	1,518,393	—
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	102,268	—	102,268	—
Corporate debt securities	50,644	—	—	50,644
Asset-backed securities
Collateralized loan obligations	293,687	—	—	293,687
Total available-for-sale securities	3,273,174	3,036	2,922,527	347,611
Residential loans held for sale	11,622	—	11,622	—
Derivative assets:
Interest rate swaps - nondesignated	46,577	—	46,577	—
Mortgage loan commitments	891	—	891	—
Forward sale contracts	384	—	384	—
Foreign exchange	50	—	50	—
Total derivative assets	47,902	—	47,902	—
Total fair value of assets (a)	$3,332,698	$3,036	$2,982,051	$347,611
Derivative liabilities:
Interest rate swaps - fair value hedges	$11,574	$—	$11,574	$—
Interest rate swaps - nondesignated	46,577	—	46,577	—
Foreign exchange	50	—	50	—
Total derivative liabilities	58,201	—	58,201	—
True-up liability	11,463	—	—	11,463
Total fair value of liabilities (a)	$69,664	$—	$58,201	$11,463
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$23,041	$—	$—	$23,041
Impaired loans (c)	47,870	—	—	47,870
Other property (d)	10,018	—	—	10,018
Other real estate covered by loss share (e)	8,754	—	—	8,754
Total fair value	$89,683	$—	$—	$89,683

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

		Fair Value by Hierarchy
(In thousands)	June 30, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,213	$3,213	$—	$—
Non-marketable equity securities	3,281		10	3,271
U.S. States and political subdivisions	277,934	—	277,934	—
Residential mortgage-backed securities:
U.S. government agencies	1,075,928	—	1,075,928	—
Commercial mortgage-backed securities:
U.S. government agencies	56,497	—	56,497	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,728	—	1,566,728	—
Non-agency	10	—	2	8
Commercial collateralized mortgage-backed securities:
U.S. government agencies	106,568	—	106,568	—
Corporate debt securities	51,138	—	—	51,138
Asset-backed securities:
Collateralized loan obligations	158,095	—	—	158,095
Total available-for-sale securities	3,299,392	3,213	3,083,667	212,512
Residential loans held for sale	22,855	—	22,855	—
Derivative assets:
Interest rate swaps - nondesignated	47,804	—	47,804	—
Mortgage loan commitments	779	—	779	—
Forward sale contracts	4,458	—	4,458	—
Foreign exchange	117	—	117	—
Total derivative assets	53,158	—	53,158	—
Total fair value of assets (a)	$3,375,405	$3,213	$3,159,680	$212,512
Derivative liabilities:
Interest rate swaps - fair value hedges	14,319	—	14,319	—
Interest rate swaps - nondesignated	47,804	—	47,804	—
Foreign exchange	94	—	94	—
Total derivative liabilities	62,217	—	62,217	—
True-up liability	10,937	—	—	10,937
Total fair value of liabilities (a)	$73,154	$—	$62,217	$10,937
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$22,529	$—	$—	$22,529
Impaired loans (c)	52,606	—	—	52,606
Other property (d)	16,825	—	—	16,825
Other real estate covered by loss share (e)	18,338	—	—	18,338
Total fair value	$110,298	$—	$—	$110,298

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(a) - There were no transfers between levels 1 and 2 of the fair value hierarchy during the three months ended June 30, 2013.
(b) - MSRs with a recorded investment of $22.6 million were reduced by a specific valuation allowance totaling $0.5 million to a reported carrying value of $22.1 million resulting in recovery of a previously recognized expense of $0.8 million in the three months ended June 30, 2013.
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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended June 30, 2014 and 2013, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 90% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third-party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBS; securities issued by the U.S. Treasury; and certain agency CMOs.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBS that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of June 30, 2014, less than 10% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Mortgage Servicing Rights. The Corporation carries its MSRs at lower of cost or fair value, and, therefore, they subject to fair value measurements on a nonrecurring basis. Since sales of MSRs tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSRs. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

the fair value of its mortgage servicing rights. Since the valuation model uses significant unobservable inputs, the Corporation classifies MSRs within Level 3.

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its MSRs. The Corporation reviews the estimated fair values and assumptions used by the third-party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 12 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on MSRs valuation assumptions.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended June 30, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.12% and 3.59% as of June 30, 2014 and 2013, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.7 million and $0.8 million, respectively, as of June 30, 2014.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $7.9 million, $7.1 million, and $6.8 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.7 million, $4.3 million, and $4.1 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$349,425	$11,983	$51,234	$12,783	$347,610	$11,463	$49,661	$12,259
Fair value of assets acquired	—	—	3,271	—	—	—	3,271	—
(Gains) losses included in earnings (a)	—	598	—	(1,846)	—	1,118	—	(1,322)
Unrealized gains (losses) (b)	1,253	—	(1,923)	—	3,021	—	(363)	—
Purchases	—	—	159,916	—	—	—	159,916	—
Settlements	55	—	14	—	102	—	27	—
Balance at ending of period	$350,733	$12,581	$212,512	$10,937	$350,733	$12,581	$212,512	$10,937

(a) Reported in "Other expense"
(b) Reported in "Other comprehensive income (loss)"

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of June 30, 2014, December 31, 2013, and June 30, 2013. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Aggregate fair value carrying amount	$21,632	$11,622	$22,855
Aggregate unpaid principal / contractual balance	20,886	11,438	23,220
Carrying amount over aggregate unpaid principal (a)	$746	$184	$(365)

(a) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of June 30, 2014, December 31, 2013, and June 30, 2013 are shown in the tables below.

	June 30, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$642,570	$642,570	$642,570	$—	$—
Available-for-sale securities	3,478,420	3,478,420	2,935	3,124,752	350,733
Held-to-maturity securities	3,052,118	3,001,866	—	3,001,866	—
Other securities	148,433	148,433	—	148,433	—
Loans held for sale	21,632	21,632	—	21,632	—
Net originated loans	11,375,243	11,458,318	—	—	11,458,318
Net acquired loans	3,018,810	3,166,228	—	—	3,166,228
Net covered loans and loss share receivable	433,538	433,538	—	—	433,538
Accrued interest receivable	63,172	63,172	—	63,172	—
Derivatives	50,550	50,550	—	50,550	—
Financial liabilities:
Deposits	$19,298,396	$19,300,842	$—	$19,300,842	$—
Federal funds purchased and securities sold under agreements to repurchase	1,218,855	1,218,855	—	1,218,855	—
Wholesale borrowings	649,021	652,615	—	652,615	—
Long-term debt	324,433	335,757	—	335,757	—
Accrued interest payable	8,311	8,311	—	8,311	—
Derivatives	57,544	57,544	—	57,544	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$917,822	$917,822	$917,822	$—	$—
Available-for-sale securities	3,273,174	3,273,174	3,036	2,922,527	347,611
Held-to-maturity securities	2,935,688	2,824,240	—	2,824,240	—
Other securities	180,803	180,803	—	180,803	—
Loans held for sale	11,622	11,622	—	11,622	—
Net originated loans	10,116,903	10,017,722	—	—	10,017,722
Net acquired loans	3,494,874	3,627,275			3,627,275
Net covered loans and loss share receivable	547,943	547,943	—	—	547,943
Accrued interest receivable	52,929	52,929	—	52,929	—
Derivatives	47,902	47,902	—	47,902	—
Financial liabilities:
Deposits	$19,533,601	$19,532,368	$—	$19,532,368	$—
Federal funds purchased and securities sold under agreements to repurchase	851,535	851,535	—	851,535	—
Wholesale borrowings	200,600	204,124	—	204,124	—
Long-term debt	324,428	319,711	—	319,711	—
Accrued interest payable	9,339	9,339	—	9,339	—
Derivatives	58,201	58,201	—	58,201	—

	June 30, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$909,490	$909,490	$909,490	$—	$—
Available for sale securities	3,299,392	3,299,392	3,213	3,083,667	212,512
Held to maturity securities	2,551,860	2,487,071	—	2,487,071	—
Other securities	267,565	267,565	—	267,565	—
Loans held for sale	22,855	22,855	—	22,855	—
Net originated loans	9,033,980	8,984,845	—	—	8,984,845
Net acquired loans	4,250,362	4,250,362			4,250,362
Net covered loans and loss share receivable	711,367	711,367	—	—	711,367
Accrued interest receivable	48,635	48,635	—	48,635	—
Derivatives	53,158	53,158	—	53,158	—
Financial liabilities:
Deposits	$19,119,722	$19,125,843	$—	$19,125,843	$—
Federal funds purchased and securities sold under agreements to repurchase	844,871	844,871	—	844,871	—
Wholesale borrowings	201,337	205,210	—	205,210	—
Long-term debt	324,422	322,322	—	322,322	—
Accrued interest payable	9,066	9,066	—	9,066	—
Derivatives	62,217	62,217	—	62,217	—

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

12.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the three and six months ended June 30, 2014 and 2013, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $143.6 million and $310.1 million, respectively, and recognized pretax gains of $3.5 million and $6.7 million, respectively, which are included as a component of loan sales and servicing income. As of June 30, 2014 and 2013, the Corporation retained the related MSRs on $125.2 million and $285.3 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at June 30, 2014 and June 30, 2013. For the six months ended June 30, 2014 and 2013, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $3.3 million and $3.1 million, respectively.

Servicing rights are presented within other assets on the accompanying Consolidated Balance Sheets. The retained servicing rights are initially valued at fair value. Since MSRs do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its MSRs. Additional information can be found in Note 11 (Fair Value Measurement). MSRs are subsequently measured using the amortization method. Accordingly, the MSRs are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$22,469	$21,378	$22,760	$21,316
Addition of Citizens' MSRs on Acquisition Date	—	1,065	—	1,065
Additions	643	1,434	1,207	2,701
Amortization	(963)	(1,273)	(1,817)	(2,478)
Balance at end of period	22,150	22,604	22,150	22,604
Valuation allowance at beginning of period	(425)	(1,234)	(282)	(2,564)
Recoveries (Additions)	(137)	752	(280)	2,082
Valuation allowance at end of period	(562)	(482)	(562)	(482)
MSRs, net carrying balance	$21,588	$22,122	$21,588	$22,122
Fair value at end of period	$21,987	$22,529	$21,987	$22,529

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the six months ended June 30, 2014 and 2013.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2014 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	10.64%
Decrease in fair value from 10% adverse change	$743
Decrease in fair value from 25% adverse change	$1,783
Discount rate assumption	9.90%
Decrease in fair value from 100 basis point adverse change	$682
Decrease in fair value from 200 basis point adverse change	$1,320
Expected weighted-average life (in months)	99.30

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. On November 20, 2013, the Eleventh District denied those applications. On December 4, 2013, the Bank and Corporation filed a notice of appeal with the Ohio Supreme Court, and on January 3, 2014, they filed with the Ohio Supreme Court a memorandum in support of the Court's exercising its jurisdiction and accepting the appeal. The plaintiffs filed an opposition, and, on April 24, 2014, the Ohio Supreme Court declined to accept jurisdiction. On July 16, 2014, the trial court held a status conference, at which time it ordered briefing on the issue of the class definition and addressed certain other matters.

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

CRBC 401(k) Litigation

Participants in the Citizens Republic Bancorp 401(k) Plan filed a lawsuit in the United States Court for the Eastern District of Michigan in 2011, alleging that Citizens and certain of its officers and directors violated the Employee Retirement Income Security Act by offering Citizens common stock as an investment alternative in the Plan during periods when it was imprudent to do so and by failing to adequately monitor fiduciaries responsible for administering the Plan. The lawsuit, captioned Kidd v. Citizens Republic Bancorp, Inc. et al., Case No. 2:11-cv-11709, asserts claims for monetary and injunctive relief on behalf of a purported class of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

participants and beneficiaries in the Plan who held Citizens stock in their Plan accounts during the period from April 17, 2008 to "the present." In April 2014, the court denied the defendants' motion to dismiss the second amended complaint, but stayed the action pending the outcome of a case currently before the U.S. Supreme Court. The court lifted the stay in July 2014.

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The reserve for unfunded lending commitments at June 30, 2014, December 31, 2013, and June 30, 2013 was $7.1 million, $7.9 million and $8.1 million, respectively. Additional information pertaining to this allowance is included in Note 5 (Allowance for Loan Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of June 30, 2014, December 31, 2013, and June 30, 2013. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

Loan commitments
(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial	$3,386,052	$3,367,625	$3,020,138
Consumer	2,280,431	2,179,010	2,096,495
Total loan commitments	$5,666,483	$5,546,635	$5,116,633

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of June 30, 2014, December 31, 2013, and June 30, 2013.

Financial guarantees
(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Standby letters of credit	$201,212	$196,400	$239,181
Loans sold with recourse	34,662	45,082	54,944
Total financial guarantees	$235,874	$241,482	$294,125

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $113.7 million at June 30, 2014, the remaining guarantees extend in varying amounts through 2019.

Asset Sales

The Corporation regularly sells residential mortgage loans service retained to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of June 30, 2014, December 31, 2013, and June 30, 2013, the Corporation had sold $24.1 million, $34.6 million, and $41.9 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $7.9 million, $8.7 million, and $7.3 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of June 30, 2014, the Corporation continued to service approximately $6.4 million in manufactured housing loans that were sold with recourse compared to $6.4 million and $8.2 million as of December 31, 2013 and June 30, 2013, respectively. As of June 30, 2014, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans, consistent with the reserve balance at December 31, 2013 and June 30, 2013.

The total reserve associated with loans sold with recourse was approximately $9.0 million, $9.9 million, and $8.4 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively, and is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects Management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$8,200	$1,117	$9,317
Net realized losses	(164)	—	(164)
Net increase (decrease) to reserve	(136)	5	(131)
Balance at end of period	$7,900	$1,122	$9,022

	Three Months Ended June 30, 2013
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,600	$1,138	$2,738
Assumed obligation	6,000	—	6,000
Net realized losses	(928)	—	(928)
Net increase (decrease) to reserve	615	(32)	583
Balance at end of period	$7,287	$1,106	$8,393

	Six Months Ended June 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net realized losses	(2,757)	—	(2,757)
Net increase (decrease) to reserve	1,920	8	1,928
Balance at end of period	$7,900	$1,122	$9,022

	Six Months Ended June 30, 2013
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Assumed obligation	6,000	—	6,000
Net realized losses	(1,070)	—	(1,070)
Net increase (decrease) to reserve	857	(61)	796
Balance at end of period	$7,287	$1,106	$8,393

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

14.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(27,578)	$(9,653)	$(17,925)	$(45,072)	$(15,775)	$(29,297)
Changes in unrealized securities' holding gains/(losses)	22,456	7,860	14,596	40,500	14,175	26,325
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(494)	(173)	(321)	(988)	(346)	(642)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(80)	(28)	(52)	(136)	(48)	(88)
Balance at the end of the period	(5,696)	(1,994)	(3,702)	(5,696)	(1,994)	(3,702)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(57,812)	(20,233)	(37,579)	(57,812)	(20,233)	(37,579)
Current year actual losses (gains)	—	—	—	—	—	—
Amortization of actuarial gain	1,631	571	1,060	1,631	571	1,060
Amortization of prior service cost reclassified to other noninterest expense	1,097	383	714	1,097	383	714
Balance at the end of the period	$(55,084)	$(19,279)	$(35,805)	$(55,084)	$(19,279)	$(35,805)
Total Accumulated Other Comprehensive Income	$(60,780)	$(21,273)	$(39,507)	$(60,780)	$(21,273)	$(39,507)

	Three Months Ended June 30, 2013			Six months ended June 30, 2013
(In thousands)	Pre-tax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$73,083	$25,579	$47,504	$85,259	$29,841	$55,418
Changes in unrealized securities' holding gains/(losses)	(75,729)	(26,505)	(49,224)	(87,362)	(30,577)	(56,785)
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(568)	(199)	(369)	(1,120)	(392)	(728)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	2,794	978	1,816	2,803	981	1,822
Balance at the end of the period	(420)	(147)	(273)	(420)	(147)	(273)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(110,188)	(38,565)	(71,623)	(110,188)	(38,565)	(71,623)
Current year actual losses (gains)	—	—	—	—	—	—
Amortization of actuarial gain	—	—	—	—	—	—
Amortization of prior service cost reclassified to other noninterest expense	—	—	—	—	—	—
Balance at the end of the period	$(110,188)	$(38,565)	$(71,623)	$(110,188)	$(38,565)	$(71,623)
Total Accumulated Other Comprehensive Income	$(110,608)	$(38,712)	$(71,896)	$(110,608)	$(38,712)	$(71,896)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three and six months ended June 30, 2014 and 2013:

(In thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(80)	$(136)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(28)	(48)	Income tax expense (benefit)
Reclassified amount, net of tax	$(52)	$(88)

(In thousands)	Three Months Ended June 30, 2013	Six months ended June 30, 2013	Income statement line item presentation
Realized (gains)/losses on sale of securities	$2,794	$2,803	Investment securities losses (gains), net
Tax expense (benefit) (35%)	978	982	Income tax expense (benefit)
Reclassified amount, net of tax	$1,816	$1,821

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended					Six Months Ended
(Dollars in thousands, except per share amounts)	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
	2014	2014	2013	2013	2013	2014	2013
EARNINGS
Net interest income TE (a)	$199,666	$197,854	$202,145	$207,079	$201,605	$397,520	$315,980
TE adjustment (a)	4,089	3,954	4,077	3,739	3,574	8,041	6,601
Provision for originated loan losses	5,993	3,654	1,552	2,523	3,151	9,647	8,959
Provision for acquired loan losses	5,815	7,827	5,515	2,033	—	13,642	—
Provision for covered loan losses	3,445	3,055	2,983	1,823	4,158	6,501	8,297
Noninterest income	72,560	67,270	72,420	71,090	69,439	139,831	126,832
Noninterest expense	167,400	169,331	178,620	210,599	188,888	336,733	295,034
Net income	59,519	53,455	57,174	40,715	48,450	112,974	85,796
Diluted EPS (c)	0.35	0.31	0.33	0.23	0.29	0.66	0.61
PERFORMANCE RATIOS
Return on average assets (ROA)	0.98%	0.90%	0.94%	0.67%	0.85%	0.94%	0.91%
Return on average equity (ROE)	8.62%	7.93%	8.48%	6.07%	7.56%	8.28%	8.06%
Return on average tangible common equity (d)	12.92%	11.98%	12.96%	9.29%	11.49%	12.45%	12.01%
Net interest margin TE (a)	3.75%	3.84%	3.89%	4.05%	4.12%	3.79%	3.86%
Efficiency ratio (d)	60.43%	62.77%	64.08%	74.64%	68.10%	61.59%	65.60%
Number of full-time equivalent employees	4,392	4,521	4,570	4,666	4,619	4,392	4,619
MARKET DATA
Book value per common share	$16.88	$16.62	$16.38	$16.08	$16.06	$16.88	$16.06
Tangible book value per common share (d)	11.33	11.03	10.77	10.47	10.43	11.33	10.43
Period end common share market value	19.75	20.83	22.23	21.72	20.03	19.75	20.03
Market as a % of book	117%	125%	136%	135%	125%	117%	125%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.32	$0.32
Common Stock dividend payout ratio	45.71%	51.61%	48.48%	69.57%	55.17%	48.48%	52.46%
Average basic common shares	165,335	165,060	165,054	165,044	157,863	165,198	133,909
Average diluted common shares	166,147	166,004	166,097	165,874	158,390	166,052	134,406
Period end common shares	165,393	165,087	165,056	165,045	165,045	165,393	165,045
Common shares repurchased	186	51	17	7	168	237	194
Common Stock market capitalization	$3,266,512	$3,438,762	$3,669,195	$3,584,777	$3,305,851	$3,266,512	$3,305,851
ASSET QUALITY (excluding acquired and covered loans) (b)
Gross charge-offs	$11,148	$13,160	$9,913	$8,515	$10,969	$24,308	$21,745
Net charge-offs	6,159	8,022	3,359	2,877	3,349	14,181	9,256
Allowance for originated loan losses	91,950	92,116	96,484	98,291	98,645	91,950	98,645
Reserve for unfunded lending commitments	7,107	7,481	7,907	8,493	8,114	7,107	8,114
Nonperforming assets (NPAs)	60,922	62,711	60,883	55,426	66,177	60,922	66,177
Net charge-offs to average loans ratio	0.22%	0.31%	0.13%	0.12%	0.15%	0.27%	0.21%
Allowance for originated loan losses to period-end loans	0.80%	0.85%	0.94%	1.00%	1.08%	0.80%	1.08%
Allowance for credit losses to period-end loans	0.86%	0.92%	1.02%	1.09%	1.17%	0.86%	1.17%
NPAs to loans and other real estate	0.53%	0.58%	0.60%	0.57%	0.72%	0.53%	0.72%
Allowance for originated loan losses to nonperforming loans	250.27%	212.01%	228.62%	276.19%	216.97%	250.27%	216.97%
Allowance for credit losses to nonperforming loans	269.61%	229.23%	247.35%	300.06%	234.82%	269.61%	234.82%
CAPITAL & LIQUIDITY
Period end tangible common equity to assets (d)	7.89%	7.69%	7.70%	7.41%	7.58%	7.89%	7.58%
Average equity to assets	11.40%	11.32%	11.12%	11.08%	11.28%	11.36%	11.34%
Average equity to total loans	18.90%	19.04%	18.81%	18.97%	18.95%	18.97%	18.51%
Average total loans to deposits	75.15%	73.11%	72.84%	72.11%	74.04%	74.13%	76.89%
AVERAGE BALANCES
Assets	$24,291,276	$24,144,570	$24,034,846	$24,013,594	$22,810,702	$24,216,459	$18,914,581
Deposits	19,496,795	19,636,506	19,517,476	19,456,231	18,334,244	19,566,264	15,080,093
Originated loans	11,092,101	10,448,383	9,988,587	9,377,826	8,877,754	10,772,020	8,806,924
Acquired loans, including covered loans, less loss share receivable	3,558,810	3,907,802	4,227,693	4,652,101	4,696,740	3,732,341	2,787,415
Earning assets	21,367,496	20,903,863	20,593,750	20,276,825	19,609,974	21,136,960	16,526,512
Shareholders' equity	2,768,352	2,733,226	2,673,635	2,661,546	2,571,964	2,750,886	2,145,851
ENDING BALANCES
Assets	$24,564,431	$24,498,661	$23,912,028	$24,137,730	$23,534,873	$24,564,431	$23,534,873
Deposits	19,298,396	19,811,674	19,533,601	19,489,533	19,119,722	19,298,396	19,119,722
Originated loans	11,467,193	10,826,913	10,213,387	9,789,139	9,132,625	11,467,193	9,132,625
Acquired loans, including covered loans,less loss share receivable	3,458,453	3,726,952	4,025,758	4,401,711	4,926,888	3,458,453	4,926,888
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	76,886	79,819	82,755	85,447	88,419	76,886	88,419
Earning assets	21,789,773	21,715,302	21,048,910	21,297,250	20,772,749	21,789,773	20,772,749
Total shareholders' equity	2,791,738	2,742,966	2,702,894	2,654,645	2,650,909	2,791,738	2,650,909
NOTES:

(a) - The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Comprehensive Income.
(b) - Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans and covered assets are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(c) - Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013.
(d) - See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.

HIGHLIGHTS OF SECOND QUARTER OF 2014 PERFORMANCE

The Corporation reported second quarter 2014 net income of $59.5 million, or $0.35 per diluted share. This compares with $53.5 million, or $0.31 per diluted share, for the first quarter 2014 and $48.5 million, or $0.29 per diluted share, for the second quarter 2013. Pre-tax costs associated with branch closures of $4.0 million were recognized in the second quarter of 2014 and are included within noninterest income.

ROE and ROA for the second quarter 2014 were 8.62% and 0.98%, respectively, compared with 7.93% and 0.90%, respectively, for the first quarter 2014 and 7.56% and 0.85%, respectively, for the second quarter 2013.

Net Interest Income

Net interest income on a fully tax-equivalent basis was $199.7 million in the second quarter 2014 compared with $197.9 million in the first quarter 2014 and $201.6 million in the second quarter 2013.

Net interest margin was 3.75% for the second quarter 2014 compared with 3.84% for the first quarter 2014 and 4.12% for the second quarter 2013. Second quarter 2014 net interest margin compression compared with the first quarter 2014 was primarily driven by declining volume in the acquired loan portfolio and lower investment portfolio yields, partially offset by increased volume of originated loans and day count.

Average originated loans were $11.1 billion during the second quarter 2014, an increase of $643.7 million, or 6.16%, compared with the first quarter 2014, and an increase of $2.2 billion, or 24.94%, compared with the second quarter 2013. Average originated commercial loans increased $365.5 million, or 5.36%, compared with the prior quarter, and increased $1.3 billion, or 22.01%, compared with the year-ago quarter.

Average deposits were $19.5 billion during the second quarter 2014, a decrease of $139.7 million, or 0.71%, compared with the first quarter 2014, and an increase of $1.2 billion, or 6.34%, compared with the second quarter 2013. During the second quarter 2014, average core deposits, which exclude time deposits, decreased $70.6 million, or 0.41%, compared with the first quarter 2014 and increased $1.5 billion, or 9.64%, compared with the second quarter 2013. Average time deposits decreased $69.1 million, or 2.88%, and decreased $346.5 million, or 12.93%, respectively, over the prior and year-ago quarters. For the second quarter 2014, average core deposits accounted for 88.03% of total average deposits, compared with 87.76% for the first quarter 2014 and 85.38% for the second quarter 2013.

Average investments increased $170.4 million, or 2.63%, compared with the first quarter 2014 and increased $725.2 million, or 12.23% compared with the second quarter 2013.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the second quarter 2014 was $72.5 million, an increase of $5.3 million, or 7.83%, from the first quarter 2014 and an increase of $0.2 million, or 0.34%, from the second quarter 2013. Included in noninterest income in the second quarter 2014 was $4.1 million of gains on covered loans paid in full, compared to $1.6 million and $1.0 million in the first quarter 2014 and second quarter 2013, respectively. Also included in noninterest income in the second quarter of 2014 were costs of $4.0 million associated with branch closures.

Noninterest income, excluding net securities gains and losses, as a percentage of net revenue for the second quarter 2014 was 26.63% compared with 25.36% for first quarter 2014 and 26.38% for the second quarter 2013. Net revenue is defined as net interest income, on an TE basis, plus other income, excluding gains and losses from securities sales.

Noninterest Expense

Noninterest expense for the second quarter 2014 was $167.4 million, a decrease of $1.9 million, or 1.14%, from the first quarter 2014 and a decrease of $21.5 million, or 11.38%, from the second quarter 2013. Included in noninterest expense in the first quarter 2014 and second quarter 2013 were merger related costs associated with the Citizens acquisition of $1.0 million and $32.1 million, respectively. The Corporation's efficiency ratio was 60.43% for the second quarter 2014, compared with 62.77% for the first quarter 2014 and 68.10% for the second quarter 2013.

The effective tax rate was 30.37% for the second quarter 2014 compared with 30.85% for the first quarter 2014 and 32.02% for the second quarter 2013.

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

Net charge-offs on originated loans totaled $6.2 million, or 0.22% of average originated loans in the second quarter 2014, compared with $8.0 million, or 0.31% of average originated loans, in the first quarter 2014 and $3.3 million, or 0.15% of average originated loans, in the second quarter 2013.

Nonperforming assets totaled $60.9 million at June 30, 2014, a decrease of $1.8 million, or 2.85%, compared with March 31, 2014 and a decrease of $5.3 million, or 7.94%, compared with June 30, 2013. Nonperforming assets at June 30, 2014 represented 0.53% of period-end originated loans plus other real estate compared with 0.58% at March 31, 2014 and 0.72% at June 30, 2013.

The allowance for originated loan losses totaled $92.0 million at June 30, 2014. At June 30, 2014, the allowance for originated loan losses was 0.80% of period-end originated loans compared with 0.85% at March 31, 2014 and 1.08% at June 30, 2013. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 0.86% of period end originated loans at June 30, 2014, compared with 0.92% at March 31, 2014 and 1.17% at June 30, 2013. The allowance for credit losses to nonperforming loans was 269.61% at June 30, 2014, compared with 229.23% at March 31, 2014 and 234.82% at June 30, 2013.

Balance Sheet

The Corporation’s total assets at June 30, 2014 were $24.6 billion, an increase of $65.8 million, or 0.27%, compared with March 31, 2014 and an increase of $1.0 billion, or 4.37%, compared with June 30, 2013.

Total deposits were $19.3 billion at June 30, 2014, a decrease of $513.3 million, or 2.59%, from March 31, 2014 and an increase of $178.7 million, or 0.93%, from June 30, 2013. Core deposits totaled $17.0 billion at June 30, 2014, a decrease of $397.7 million, or 2.28%, from March 31, 2014 and an increase of $727.2 million, or 4.46%, from June 30, 2013.

Shareholders’ equity was $2.8 billion as of June 30, 2014, and $2.7 billion as of March 31, 2014 and June 30, 2013. The Corporation maintained a strong capital position as tangible common equity to assets was 7.89% at June 30, 2014, compared with 7.69% at March 31, 2014 and 7.58% at June 30, 2013. The common share cash dividend paid in the second quarter 2014 was $0.16 per share.

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

Federal preemption of certain state laws previously granted to national banking associations by the OCC under the National Bank Act has been limited, especially with respect to consumer laws. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. The Corporation is also subject to regulation by the CFPB. The CFPB has the power to examine the Corporation and to make and interpret the rules under the "various" consumer financial laws, and to enforce such laws and rules.
On March 21, 2014, the United States Court of Appeals for the District of Columbia upheld the Federal Reserve debit card interchange rules as consistent with the Durbin Amendment to the Dodd-Frank Act.

Many aspects of the Dodd-Frank Act remain subject to intensive agency rulemaking and subsequent public comment prior to implementation, and it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. In addition, some of the regulations adopted lack any interpretive guidance.
It is likely, however, that the Corporation’s expenses will increase as a result of new compliance requirements.

On June 10, 2013, the Bank became subject to the Dodd-Frank Act's central clearing rules for certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real time reporting, additional agreements and other regulatory constraints. The CME Group Inc. and LCH.Clearnet Group Ltd. are the Bank's approved clearing houses.

New Capital Rules

In July 2013, the Federal Reserve and the OCC jointly adopted final rules effective generally on January 1, 2015 to implement the Basel III and regulatory capital changes required by the Dodd-Frank Act.

The new rules will apply to the Bank and the Corporation on a consolidated basis. The rules revise minimum capital requirements and prompt corrective action thresholds and introduce a new common equity tier 1 capital or "CET1" requirement. The new minimum capital to risk-weighted assets requirements are a common equity tier 1 capital ratio of 4.5% and a tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (tier 1 capital to total assets) is 4.0%. The rules adopt stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. A new capital conservation buffer of 2.5% of risk-weighted assets is being phased-in over a transition period ending December 31, 2018. Failure to maintain the in excess of the capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. When the new rules are fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prior prompt corrective action well-capitalized thresholds. The new rules increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rules remove any reference to external credit ratings in determining risk weights.

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

Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a BHC or bank over a designated planning horizon of nine quarters, taking into account the organization's current condition, risks, exposures, strategies and activities, and such factors as the regulators may request of a specific organization. The stress tests are conducted under at least three required economic scenarios, consisting of a baseline, adverse, and severely adverse economic scenario as provided by the Federal Reserve for the Corporation and by the OCC for the Bank. Final supervisory guidance for stress testing by medium-sized companies, the “Supervisory Guidance,” was issued on March 5, 2014, and the OCC has proposed moving the date such stress tests are due from March 31 to July 31 each year.

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

To the extent this Regulation and Supervision information describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to interpretation and change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the Corporation's business. For additional information on regulatory developments, refer to Item 1. “Business, Regulation and Supervision” of the 2013 Form 10-K.

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
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. The new Basel III rules, adopted in July 2013, include a common equity Tier I capital to risk-weighted assets capital ratio. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the Tier 1 common equity measure, including on a risk-weighted basis. Tangible common equity and Tier 1 common equity are not formally defined by GAAP, accordingly, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators assess the Corporation's capital adequacy using tangible common shareholders' equity and Tier 1 common equity, Management believes this information will assist investors to assess the Corporation's capital adequacy on these same bases.
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank's various balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of several regulatory risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with current banking regulatory requirements.
The Corporation currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the Basel I capital ratios. When fully phased-in, the new Basel III capital rules adopted in July 2013, will change capital requirements and place greater emphasis on common equity. The calculations provided below are estimates, based on the Corporation's current understanding of the 2013 regulatory capital rules implementing Basel III in the United States, including the Corporation's reading of the requirements, and informal feedback received through the regulatory process. The Corporation's understanding of the Federal Reserve's and the OCC's July 2013 Basel III capital rules is evolving and will likely change as the Corporation gains more experience with the new regulations before these become effective on January 1, 2015. Because the Basel III rules are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation's disclosed calculations. Since analysts and banking regulators may assess the Corporation's capital adequacy using the Basel III framework,

Management believes that it is useful to provide investors information enabling them to assess the Corporation's capital adequacy on the same basis.
Tangible book value per share (non-GAAP) and common equity per share (non-GAAP) are approximate measures of the Corporation's common equity excluding goodwill and other intangible assets, and liquidation values. Management uses these values to evaluate the current market value and believes these measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. These per share values are calculated by deducting preferred stock from shareholder's equity for common equity value (non-GAAP) and deducting intangible assets from the common equity value for tangible book value (non-GAAP). Both values (numerator) are then divided by period end common shares outstanding.
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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		June 30, 2014	December 31, 2013	June 30, 2013
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,791,738	$2,702,894	$2,650,909
Less:	Intangible assets	76,886	82,755	88,419
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$1,873,112	$1,778,399	$1,720,750
Total assets (GAAP)		24,564,431	23,912,028	23,534,873
Less:	Intangible assets	76,886	82,755	88,419
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$23,745,805	$23,087,533	$22,704,714
Tangible common equity to tangible assets ratio (non-GAAP)		7.89%	7.70%	7.58%
Tier 1 common equity - Basel I
Shareholders' equity (GAAP)		$2,791,738	$2,702,894	$2,650,909
Plus:	Net unrealized (gains) losses on available-for-sale securities	3,702	29,297	274
	Losses recorded in AOCI related to defined benefit postretirement plans	35,805	37,579	71,623
	Trust preferred securities	74,502	74,500	74,499
Less:	Goodwill	741,740	741,740	741,740
	Intangible assets	76,886	82,755	88,419
	Disallowed deferred tax asset	107,090	137,027	130,693
	Other adjustments	1,798	1,944	2,841
Tier 1 capital - Basel I (regulatory)		1,978,233	1,880,804	1,833,612
Less:	Preferred Stock	100,000	100,000	100,000
	Trust preferred securities	74,502	74,500	74,499
Tier 1 common equity - Basel I (non-GAAP)		$1,803,731	$1,706,304	$1,659,113
Risk-weighted assets - Basel I (regulatory)		$17,104,892	$16,320,833	$16,151,960
Tier 1 common equity ratio - Basel I (non-GAAP)		10.55%	10.45%	10.27%
Tier 1 common ratio - Basel III (estimates) (1)
Shareholders' equity (GAAP)		$2,791,738	$2,702,894	$2,650,909
Plus:	Net unrealized (gains) losses on available-for-sale securities	3,702	29,297	274
	Defined benefit postretirement plans in accumulated other comprehensive income	35,805	37,579	71,623
Less:	Non-qualifying goodwill	741,740	741,740	741,740
	Non-qualifying intangible assets	76,886	82,755	88,419
	Disallowed deferred tax asset	173,039	205,962	174,500
	Other adjustments	1,798	1,944	2,841
Tier 1 capital - Basel III (regulatory)		1,837,782	1,737,369	1,715,306
Less:	Preferred Stock	100,000	100,000	100,000
Tier 1 common equity - Basel III (regulatory)		$1,737,782	$1,637,369	$1,615,306
Risk-weighted assets - Basel III (regulatory)		$17,863,506	$17,114,143	$16,411,917
Tier 1 common equity ratio - Basel III		9.73%	9.57%	9.84%

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		June 30, 2014	December 31, 2013	June 30, 2013
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,791,738	$2,702,894	$2,650,909
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity		2,691,738	2,602,894	2,550,909
Less:	Intangible assets	76,886	82,755	88,419
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$1,873,112	$1,778,399	$1,720,750
Period end common shares		165,393	165,056	165,045
Book value per share		$16.88	$16.38	$16.06
Common equity per share		16.27	15.77	15.46
Tangible book value per common share		11.33	10.77	10.43

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2014	2013	2014	2013
Net income		$59,519	$48,450	$112,974	$85,796
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses	—	20,851	706	23,191
	Branch closure costs	$2,646	$—	$2,568	$—
	Adjusted net income (non-GAAP)	$62,165	$69,301	$116,248	$108,987
Average assets (GAAP)		$24,291,276	$22,810,702	$24,216,459	$18,914,581
Average equity (GAAP)		2,768,352	2,571,964	2,750,886	2,145,851
Less:	Average Preferred Stock	100,000	100,000	100,000	81,215
Average common shareholders' equity (non-GAAP)		2,668,352	2,471,964	2,650,886	2,064,636
Less:	Average intangible assets	78,314	79,972	79,775	43,289
	Average goodwill	741,739	701,220	741,739	581,299
Average tangible common equity (non-GAAP)		$1,848,299	$1,690,772	$1,829,372	$1,440,048

Return on average assets		0.98%	0.85%	0.94%	0.91%
Adjusted return on average assets net of Citizens' merger related charges (non-GAAP)		1.03%	1.22%	0.97%	1.16%
Return on average equity		8.62%	7.56%	8.28%	8.06%
Adjusted return on average equity net of Citizens' merger related charges (non-GAAP)		9.01%	10.81%	8.52%	10.24%
Return on average tangible common equity (non-GAAP) (3)		12.92%	11.49%	12.45%	12.01%
Adjusted return on average tangible common equity net of Citizens' merger related charges (non-GAAP)		13.49%	16.44%	12.81%	15.26%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2014	2013	2014	2013
Net interest income (GAAP)		$195,577	$198,031	$389,479	$309,379
TE Adjustment		4,089	3,574	8,041	6,601
Net interest income - TE (non-GAAP)		199,666	201,605	397,520	315,980
Noninterest income (GAAP)		72,560	69,439	139,831	126,832
Adjustments to noninterest income (2)
Less:	Securities gains (losses)	80	(2,794)	136	(2,803)
Plus:	Branch closure costs (3)	3,951	—	3,951	—
	Adjusted noninterest income (non-GAAP)	76,431	72,233	143,646	129,635
Total revenue, TE excluding securities gains (losses) (non-GAAP)		276,097	273,838	541,166	445,615
Noninterest expense (GAAP)		167,400	188,888	336,733	295,034
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,933	2,411	5,869	2,728
	Branch closures costs and acquisition related expenses (3)	120	29,284	1,086	32,884
	Adjusted noninterest expense (non-GAAP)	$164,347	$157,193	$329,778	$259,422

Fee income ratio (non-GAAP)		26.63%	26.38%	26.00%	29.09%
Efficiency ratio (non-GAAP)		60.43%	68.10%	61.59%	65.60%
Adjusted efficiency ratio net of Citizens' merger related charges (non-GAAP)		59.53%	57.40%	60.94%	58.22%

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
(3) Management determines these costs to be significant, non-reoccurring items in the period and, therefore, removes these additional costs in calculating an adjusted efficiency ratio. Management believes removal of these significant, non-reoccurring items improves comparability period to period.

RESULTS OF OPERATIONS
Figure 3. Average Tax-Equivalent Balance Sheets-Quarter to Date

	Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$662,000			$959,071			$806,129
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,303,645	$26,751	2.02%	5,151,341	$25,910	2.04%	4,714,823	$24,679	2.10%
Obligations of states and political subdivisions (tax exempt)	767,731	8,753	4.57%	739,875	8,613	4.72%	710,579	9,217	5.20%
Other securities and federal funds sold	583,605	5,501	3.78%	593,362	6,112	4.18%	504,343	4,459	3.55%
Total investment securities and federal funds sold	6,654,981	41,005	2.47%	6,484,578	40,635	2.54%	5,929,745	38,355	2.59%
Loans held for sale	10,196	89	3.51%	6,804	59	3.53%	17,394	143	3.30%
Loans, including loss share receivable (2)	14,702,319	173,320	4.73%	14,412,481	171,136	4.82%	13,662,835	178,847	5.25%
Total earning assets	21,367,496	$214,414	4.02%	20,903,863	$211,830	4.11%	19,609,974	$217,345	4.45%
Total allowance for loan losses	(146,368)			(138,891)			(146,565)
Other assets	2,408,148			2,420,527			2,541,164
Total assets	$24,291,276			$24,144,570			$22,810,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,515,807	$—	—%	$5,488,751	$—	—%	$5,095,977	$—	—%
Interest-bearing	3,066,201	745	0.10%	3,045,952	737	0.10%	2,347,155	656	0.11%
Savings and money market accounts	8,580,928	5,477	0.26%	8,698,817	5,559	0.26%	8,210,780	6,469	0.32%
Certificates and other time deposits	2,333,859	3,009	0.52%	2,402,986	2,464	0.42%	2,680,332	3,374	0.50%
Total deposits	19,496,795	9,231	0.19%	19,636,506	8,760	0.18%	18,334,244	10,499	0.23%
Securities sold under agreements to repurchase	1,024,598	233	0.09%	884,065	197	0.09%	927,451	329	0.14%
Wholesale borrowings	373,213	1,391	1.49%	276,324	1,129	1.66%	237,887	1,169	1.97%
Long-term debt	324,431	3,893	4.81%	324,428	3,890	4.86%	314,597	3,743	4.77%
Total interest-bearing liabilities	15,703,230	14,748	0.38%	15,632,572	13,976	0.36%	14,718,202	15,740	0.43%
Other liabilities	303,887			290,021			424,559
Shareholders’ equity	2,768,352			2,733,226			2,571,964
Total liabilities and shareholders’ equity	$24,291,276			$24,144,570			$22,810,702
Net yield on earning assets	$21,367,496	$199,666	3.75%	$20,903,863	$197,854	3.84%	$19,609,974	$201,605	4.12%
Interest rate spread			3.65%			3.75%			4.02%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustment to net interest income were $4.1 million, $4.0 million, and $3.6 million for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively.
(2) Nonaccrual loans have been included in the average balances.

	Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$809,715			$601,649
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,227,913	$52,661	2.03%	3,757,748	$40,974	2.20%
Obligations of states and political subdivisions (tax exempt)	753,880	17,365	4.65%	626,265	15,812	5.09%
Other securities and federal funds sold	588,457	11,614	3.98%	436,014	7,403	3.42%
Total investment securities and federal funds sold	6,570,250	81,640	2.51%	4,820,027	64,189	2.69%
Loans held for sale	8,510	148	3.52%	16,146	287	3.58%
Loans, including loss share receivable (2)	14,558,200	344,453	4.77%	11,690,339	277,852	4.79%
Total earning assets	21,136,960	426,241	4.07%	16,526,512	342,328	4.18%
Total allowance for loan losses	(142,649)			(144,164)
Other assets	2,412,433			1,930,584
Total assets	$24,216,459			$18,914,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,502,354	$—	—%	$4,213,720	$—	—
Interest-bearing	3,056,132	1,481	0.10%	1,826,876	974	0.11%
Savings and money market accounts	8,639,547	11,035	0.26%	7,029,826	11,784	0.34%
Certificates and other time deposits	2,368,231	5,473	0.47%	2,009,671	5,437	0.55%
Total deposits	19,566,264	17,989	0.19%	15,080,093	18,195	0.24%
Securities sold under agreements to repurchase	954,719	429	0.09%	917,141	642	0.14%
Wholesale borrowings	325,036	2,520	1.56%	187,373	2,019	2.17%
Long-term debt	324,430	7,783	4.84%	235,491	5,491	4.70%
Total interest-bearing liabilities	15,668,095	28,721	0.37%	12,206,378	26,347	0.44%
Other liabilities	295,124			348,632
Shareholders’ equity	2,750,886			2,145,851
Total liabilities and shareholders’ equity	$24,216,459			$18,914,581
Net yield on earning assets	$21,136,960	$397,520	3.79%	$16,526,512	$315,981	3.86%
Interest rate spread			3.70%			3.74%
(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $8.0 million and $6.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively.
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

For the three months ended June 30, 2014, net interest income-TE was $199.7 million, a decrease of $1.9 million or 0.96% from the year ago period. The decrease in taxable equivalent net interest income was attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $18.6 million) and favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $16.6 million).

The net interest margin for the three months ended June 30, 2014 was 3.75%, 37 basis points lower than 4.12% for the same year ago quarter. Second quarter 2014 net interest margin compression was primarily driven by declining volume in the acquired and covered loan portfolios and lower investment portfolio yields, partially offset by increased volume of originated loans.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

Figure 4. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 and 2013			2014 and 2013
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$3,669	$(555)	$3,114	$18,009	$(2,110)	$15,899
Tax-exempt	706	(1,170)	(464)	3,025	(1,472)	1,553
Loans held for sale	(62)	8	(54)	(133)	(6)	(139)
Loans	13,020	(18,547)	(5,527)	67,861	(1,260)	66,601
Total interest income-TE	17,333	(20,264)	(2,931)	88,762	(4,848)	83,914
INTEREST EXPENSE
Interest on deposits:
Interest bearing	183	(94)	89	603	(96)	507
Savings and money market accounts	280	(1,272)	(992)	2,383	(3,132)	(749)
Certificates and other time deposits	(445)	80	(365)	892	(856)	36
Securities sold under agreements to repurchase	31	(127)	(96)	25	(238)	(213)
Wholesale borrowings	552	(330)	222	1,182	(681)	501
Long-term debt	118	32	150	2,130	162	2,292
Total interest expense	719	(1,711)	(992)	7,215	(4,841)	2,374
Net interest income-TE	$16,614	$(18,553)	$(1,939)	$81,547	$(7)	$81,540

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 5 provides net interest income-TE and net interest margin totals for the three and six months ended June 30, 2014 and 2013:

Figure 5. Net Interest Income and Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net interest income	$195,577	$198,031	$389,479	$309,379
Tax equivalent adjustment	4,089	3,574	8,041	6,601
Net interest income-TE	199,666	201,605	397,520	315,980
Average earning assets	$21,367,496	$19,609,974	21,136,960	16,526,512
Net interest margin	3.75%	4.12%	3.79%	3.86%

The average yield on earning assets decreased from 4.45% in the second quarter of 2013 to 4.02% in the second quarter of 2014. Loan yields were down 52 basis points to 4.73% from the year ago quarter. Quarterly average originated loans were up year over year increasing interest income, while the yield on these loans were down 20 basis points due to competitive pricing pressures in a low rate environment decreasing interest income. While both the acquired and covered loan portfolios continue to run-off thereby decreasing interest income, the yield on acquired loans was down 3 basis points while the yield on covered loans improved by 65 basis points, reflecting improvement in the re-estimated cash flows of the portfolios, thereby increasing interest income. Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $4.4 million, while the low interest rate environment and reduction of higher cost deposit products resulted in a decrease in investment interest income of $1.7 million year over year. The low rates paid on interest bearing deposits during the current quarter resulted in a net decrease of $1.3 million in interest expense for the three months ended June 30, 2014 compared to the same prior year period. Increases in quarterly average wholesale borrowings and long-term debt during the second quarter of 2014 caused interest expense to increase by 0.4 million compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.07% for the three months ended June 30, 2014 and at 0.08% for the three months ended June 30, 2013.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three and six months ended June 30, 2014 totaled $72.5 million and $139.7 million, respectively. Noninterest income remained relatively flat compared with the same three month period of 2013 and increased $13.0 million or 10.25% compared to the six month period ended June 30, 2013. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 26.63% for the three months ended June 30, 2014, up slightly from 26.38% in the year ago quarter. For the six months ended June 30, 2014, noninterest income as a percentage of net revenue was 26.00%, down from 29.09% for the same period one year ago. Significant changes in noninterest income for the three and six months ended June 30, 2014 are discussed immediately after Figure 6. Unless otherwise noted, the Citizens acquisition is contributing to the year over year variances for the six months ended June 30.

Figure 6. Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Trust department income	$10,070	$9,167	$19,818	$14,907
Service charges on deposits	18,528	20,582	35,176	33,168
Credit card fees	13,455	14,317	25,607	24,540
ATM and other service fees	5,996	4,945	11,816	8,280
Bank owned life insurance income	4,040	3,641	7,622	8,538
Investment services and life insurance	3,852	3,429	7,368	5,844
Investment securities (losses)/gains, net	80	(2,794)	136	(2,803)
Loan sales and servicing income	4,462	7,985	8,192	15,848
Other operating income	12,077	8,167	24,096	18,510
	$72,560	$69,439	$139,831	$126,832

Bank owned life insurance income for the six months ended June 30, 2014 decreased $0.9 million, or 10.73%, from the same year ago period as a result of a death benefit received in the first quarter of 2013.

Losses of $2.8 million were realized on the sale of investment securities in the second quarter of 2013 as a result of the sale of approximately $2.2 billion of investments acquired in the Citizens merger which were sold shortly after acquisition to reduce prepayment and credit risk.

Loan sales and servicing income includes amortization and impairment or recovery of MSRs, changes in the fair value value of residential mortgage loans held for sale, as well as changes in the value of derivatives used to hedge those loans held for sale. Total income decreased year over year by $3.5 million, or 44.12%, in the three months ended June 30, 2014 and $7.7 million, or 48.31%, in the six months ended June 30, 2014. The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at June 30, 2014 and June 30, 2013. Loan servicing fees were $1.6 million and $3.3 million in the three and six months ended June 30, 2014, respectively, relatively flat to the same year ago periods. The decline in the 30-year mortgage coupon rate year over year coupled with a decrease in mortgage production has contributed to an overall decline in net gains on sales of loans and the net fair value of the mortgage pipeline, and additional impairment on mortgage servicing rights.

Other operating income increased $3.9 million, or 47.88%, and $5.6 million, or 30.18%, for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. Contributing to the quarter over quarter increase were additional gains from covered loan payoffs and related income of $3.7 million and $2.0 million in recoveries on acquired loans that were charged off prior to acquisition. For the three and six months ended June 30, 2014, gains from covered loan payoffs and related income was $4.1 million and $5.7 million, respectively, compared to $1.0 million and $6.0 million for the three and six months ended June 30, 2013, respectively. Gains on covered loan payoffs represent the difference between the credit mark on the paid-off loans less the remaining associated loss share receivable. For the three and six months ended June 30, 2014, recoveries on acquired loans that were charged off prior to acquisition were $2.0 million and $4.1 million, respectively. There were no such recoveries in 2013. Partially offsetting this additional income in the current quarter was approximately $4.0 million of costs associated with branch closures.

Noninterest Expenses

Noninterest expenses for the three and six months ended June 30, 2014 totaled $167.4 million and $336.7 million, respectively, compared with $188.9 million and $295.0 million, respectively, in the same periods one year ago. The quarter over quarter decrease of $21.5 million, or 11.38%, and the year over year increase of $41.7 million or 14.13%, are discussed immediately after figure 7. Unless otherwise noted, the Citizens acquisition is contributing to the year over year variances for the six months ended June 30.

Figure 7. Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Salaries and wages	$69,892	$85,680	$141,561	$132,071
Pension and employee benefits	19,573	19,419	36,917	30,934
Net occupancy expense	14,347	13,346	31,361	21,628
Equipment expense	12,267	10,309	24,178	17,659
Taxes, other than federal income taxes	2,576	2,891	5,353	4,814
Stationery, supplies and postage	3,990	3,407	8,097	5,503
Bankcard, loan processing, and other costs	11,810	12,417	22,644	20,257
Advertising	3,801	3,745	7,319	5,814
Professional services	4,745	17,144	10,103	22,554
Telephone	2,857	2,728	5,764	3,905
Amortization of intangibles	2,933	2,411	5,869	2,728
FDIC expense	5,533	4,149	11,504	7,675
Other operating expense	13,076	11,242	26,063	19,492
	$167,400	$188,888	$336,733	$295,034

Total salaries and wages expense decreased $15.8 million, or 18.43%, as compared to the second quarter 2013. The number of full time equivalent employees were 4,392 and 4,619 as of June 30, 2014 and June 30, 2013, respectively. Included in expense in the prior year second quarter was severance and retention expense of $18.4 million associated with the Citizens acquisition.

Professional services expense decreased $12.4 million, or 72.32%, as compared to the second quarter 2013. Included in expense in the prior year second quarter was professional and legal fees of $9.5 million related to the Citizens acquisition. Professional services expense related to the Citizens acquisition in the six months ended June 30, 2013 totaled $12.7 million.

Income Taxes

Income tax expense was $26.0 million and $22.8 million for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rate for the three months ended June 30, 2014 was 30.37% compared to 32.02% for the three months ended June 30, 2013.

Income tax expense was $49.8 million and $38.1 million for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate for the six months ended June 30, 2014 was 30.60% compared to 30.77% for the six months ended June 30, 2013.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 8 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results for the three and six months ended June 30, 2014 and 2013.
Figure 8. Line of Business Results

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income (loss)-TE	$108,235	$214,396	$94,879	$188,129	$4,799	$9,477	$(8,247)	$(14,482)	$199,666	$397,520
Provision/(recapture) for loan losses	(4,874)	167	14,905	17,522	396	351	4,826	11,750	15,253	29,790
Noninterest income	26,681	47,987	25,345	52,381	14,052	27,516	6,482	11,947	72,560	139,831
Noninterest expense	61,230	123,215	87,603	183,377	12,370	25,097	6,197	5,044	167,400	336,733
Net income (loss)	50,211	88,784	11,515	25,747	3,955	7,504	(6,162)	(9,061)	59,519	112,974
AVERAGES:
Assets	9,192,463	9,132,758	5,541,566	5,495,965	258,845	250,279	9,298,402	9,337,457	24,291,276	24,216,459
Loans	9,176,853	9,119,431	5,197,857	5,141,519	248,188	239,358	79,421	57,893	14,702,319	14,558,201
Earnings assets	9,465,291	9,387,095	5,218,245	5,160,314	248,188	239,358	6,435,772	6,350,193	21,367,496	21,136,960
Deposits	6,545,608	6,595,348	11,720,727	11,736,782	1,050,002	1,030,018	180,458	204,117	19,496,795	19,566,265
Economic Capital	707,399	681,305	349,616	334,934	58,834	58,312	1,652,503	1,676,335	2,768,352	2,750,886

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income (loss)-TE	$115,456	$184,768	$95,904	$145,658	$4,288	$8,441	$(14,043)	$(22,887)	$201,605	$315,980
Provision/(recapture) for loan losses	2,120	6,886	2,101	6,174	(42)	166	3,130	4,030	7,309	17,256
Other income	20,895	40,127	33,330	57,718	12,821	21,131	2,393	7,856	69,439	126,832
Other expenses	51,891	94,918	85,512	138,419	13,832	24,006	37,653	37,691	188,888	295,034
Net income (loss)	52,680	78,569	26,919	38,074	2,027	3,379	(33,176)	(34,226)	48,450	85,796
AVERAGES:
Assets	8,852,267	7,800,594	5,006,423	4,016,956	263,454	250,206	8,688,558	6,846,825	22,810,702	18,914,581
Loans	8,737,762	7,713,431	4,613,188	3,680,252	228,597	225,930	83,288	70,726	13,662,835	11,690,339
Earnings assets	8,924,876	7,875,314	4,638,416	3,705,414	228,622	225,957	5,818,060	4,719,827	19,609,974	16,526,512
Deposits	5,627,946	4,570,272	11,663,874	9,551,733	812,645	778,744	229,779	179,344	18,334,244	15,080,093
Economic Capital	563,672	513,039	240,984	226,878	75,411	62,529	1,691,897	1,343,405	2,571,964	2,145,851

The commercial segment's net income resulted in a decrease of $2.5 million for the quarter ended June 30, 2014 to $50.2 million, from $52.7 million for the quarter ended June 30, 2013. TE adjusted net interest income for the commercial segment totaled $108.2 million for the three months ended June 30, 2014 compared to $115.5 million for the three months ended June 30, 2013, a decrease of $7.2 million, or 6.25%. This decrease is a result of margin compression in the commercial loan portfolio, partially offset by higher levels of commercial loan balances. Recapture of loan losses for the commercial segment was $4.9 million for the three months ended June 30, 2014 compared to $2.1 million of provision for loan losses for the three months ended June 30, 2013, a decrease of $7.0 million. Net charge-offs increased $2.2 million to $2.4 million for the three months ended June 30, 2014, compared to the same period in 2013. The reduction in other provision for loan losses reflected the results of Management's focused efforts to improve asset quality and portfolio credit metrics. Noninterest income was $26.7 million for the three months ended June 30, 2014 compared to $20.9 million for the same period in 2013, driven by gains on covered loan payoffs and loan sales and servicing fees. Noninterest expense for the commercial segment was $61.2 million for the three months ended June 30, 2014 compared to $51.9 million for the same period of 2013 attributable to increased salary and benefit, FDIC, and credit management expenses.

The retail segment's net income resulted in a decrease of $15.4 million for the three months ended June 30, 2014 to $11.5 million, compared to three months ended June 30, 2013. TE adjusted net interest income totaled $94.9 million for the three months ended June 30, 2014 compared to $95.9 million for the three months ended June 30, 2013, a decrease of $1.0 million or 1.07%. Provision for loan losses totaled $14.9 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013, an increase of $12.8 million, attributable to provision expenses for loans acquired in the Citizens' acquisition. Net charge-offs increased $0.8 million to $3.9 million for the three months ended June 30, 2014, compared to the same period in 2013. Noninterest income was $25.3 million for the three months ended June 30, 2014 compared to $33.3 million for the three months ended June 30, 2013, a decrease of $8.0 million, or 23.96%, attributable to one-time charges related to branch closures and a reduction in mortgage volumes. Noninterest expense increased $2.1 million, or 2.45%, to $87.6 million for the three months ended June 30, 2014 compared to $85.5 million for the three months ended June 30, 2013.
The wealth segment's net income resulted in an increase of $1.9 million for the three months ended

June 30, 2014 to $4.0 million, compared to three months ended June 30, 2013. Net interest income totaled $4.8 million for the three months ended June 30, 2014 compared to $4.3 million for the three months ended June 30, 2013, an increase of $0.5 million or 11.92%, attributable to an increase in loan and deposit balances. Provision increased by $0.4 million due to loan balance increases. Noninterest income-TE was $14.1 million for the three months ended June 30, 2014 compared to $12.8 million for the three months ended June 30, 2013, an increase of $1.2 million, or 9.60% attributable to greater brokerage and trust fees. Noninterest expense resulted in a decrease of $1.5 million, or 10.57%, to $12.4 million for the three months ended June 30, 2014 compared to $13.8 million for the three months ended June 30, 2013.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $6.2 million for the three months ended June 30, 2014, an improvement of
$27.0 million compared to the three months ended June 30, 2013 due to reduced expenses related to the Citizens acquisition.

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

Additional information can be found in Note 2 (Business Combinations).

Investment Securities

At June 30, 2014, the carrying amount of investment securities were $6.7 billion compared to $6.4 billion at December 31, 2013 and $6.1 billion at June 30, 2013 and are comprised of the following:

Figure 9. Investment Securities

	June 30, 2014		December 31, 2013		June 30, 2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
Available-for-sale securities (1)	$3,494,000	$3,478,420	$3,329,117	$3,273,174	$3,311,751	$3,299,392
Held to maturity securities (2)	3,052,118	3,001,866	2,935,688	2,824,240	2,551,860	2,487,071
Other securities (3)	148,433	148,433	180,803	180,803	267,565	267,565
Total investment securities	$6,694,551	$6,628,719	$6,445,608	$6,278,217	$6,131,176	$6,054,028

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

The Corporation's available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, corporate bonds, and CLOs. During the second quarter of 2013, the Bank began purchasing CLOs into its available-for-sale portfolio. Approximately $294.0 million of CLOs are held in the available-for-sale portfolio as of June 30, 2014. These securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation's asset liability risk position. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

The investment securities portfolio was in a net unrealized loss position of $15.6 million at June 30, 2014, compared to a net unrealized loss position of $55.9 million at December 31, 2013 and a net unrealized loss position of $12.4 million at June 30, 2013. Gross unrealized losses were $56.4 million as of June 30, 2014, compared to $90.2 million and $57.2 million at December 31, 2013 and June 30, 2013, respectively. The gross unrealized loss positions were primarily related to MBS issued by government agencies and corporate bonds. The decrease in gross unrealized loss positions on temporarily impaired investment securities was primarily due to declining interest rates in the first half of 2014 relative to the interest rate environment when the investment securities were purchased. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility, and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Management believes the Corporation will fully recover the cost of the agency MBSs and corporate debt securities in an unrealized loss position at June 30, 2014, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014 and has recognized the total amount of the impairment in OCI, net of tax.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Total loans held at June 30, 2014 were $14.9 billion compared to $14.2 billion at December 31, 2013 and $14.1 billion at June 30, 2013. Total loans as of June 30, 2014 include $3.0 billion in acquired loans and $434.7 million in covered loans, excluding the loss share receivable of $44.0 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. Covered loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. These acquired and covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL. The major categories of loans outstanding are presented in the following tables, segregated into originated, acquired and covered loans.

Figure 10. Period End Loans by Product Type

	As of June 30, 2014
(In thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$7,365,499	$1,457,903	$292,782	$9,116,184
Residential mortgages	580,166	425,584	46,705	1,052,455
Installment	2,051,587	872,034	5,364	2,928,985
Home equity lines	998,179	268,266	89,815	1,356,260
Credit card	151,967	—	—	151,967
Leases	319,795	—	—	319,795
Subtotal	11,467,193	3,023,787	434,666	14,925,646
Loss share receivable	—	—	43,981	43,981
Total Loans	11,467,193	3,023,787	478,647	14,969,627
Allowance for loan losses	(91,950)	(4,977)	(45,109)	(142,036)
Net Loans	$11,375,243	$3,018,810	$433,538	$14,827,591

	As of December 31, 2013
(In thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$6,648,279	$1,725,970	$375,860	$8,750,109
Residential mortgages	529,253	470,652	50,679	1,050,584
Installment	1,727,925	1,004,569	6,162	2,738,656
Home equity lines	920,066	294,424	97,442	1,311,932
Credit card	148,313	—	—	148,313
Leases	239,551	—	—	239,551
Subtotal	10,213,387	3,495,615	530,143	14,239,145
Loss share receivable	—	—	61,827	61,827
Total Loans	10,213,387	3,495,615	591,970	14,300,972
Allowance for loan losses	(96,484)	(741)	(44,027)	(141,252)
Net Loans	$10,116,903	$3,494,874	$547,943	$14,159,720

	As of June 30, 2013
(In thousands)	Originated Loans	Acquired Loans (1)	Covered Loans (2)	Total Loans
Commercial	$5,997,812	$2,267,811	$505,706	$8,771,329
Residential mortgages	462,427	439,380	56,056	957,863
Installment	1,496,663	1,221,060	7,794	2,725,517
Home equity lines	845,051	322,111	106,970	1,274,132
Credit card	142,319	—	—	142,319
Leases	188,353	—	—	188,353
Subtotal	9,132,625	4,250,362	676,526	14,059,513
Loss share receivable	—	—	83,910	83,910
Total Loans	9,132,625	4,250,362	760,436	14,143,423
Allowance for loan losses	(98,645)	—	(49,069)	(147,714)
Net Loans	$9,033,980	$4,250,362	$711,367	$13,995,709

(1) Loans acquired from Citizens. No allowance was brought forward in accordance with the acquisition method of accounting.
(2) Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2013 by $1.3 billion, or 12.28%, and increased from June 30, 2013 by $2.3 billion, or 25.56%. This increase was driven primarily by higher commercial loans, which increased 10.79% from December 31, 2013 and 22.80% from June 30, 2013 due to the Corporation's expansion into the Chicago, Illinois, Michigan and Wisconsin areas. The growth in commercial loans was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of June 30, 2014, leases totaled $319.8 million compared to $239.6 million and $188.4 million at December 31, 2013 and June 30, 2013, respectively, resulting in increases of $80.2 million, or 33.50%, from December 31, 2013 and $131.4 million, or 69.78%, from June 30, 2013.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2013 by $50.9 million, or 9.62%, and increased from June 30, 2013 by $117.7 million, or 25.46%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2013 by $78.1 million, or 8.49%, and increased from June 30, 2013 by $153.1 million, or 18.12%. Installment loans increased from December 31, 2013 by $323.7 million, or 18.73%, and increased from June 30, 2013 by $554.9 million, or 37.08%.

The Corporation has approximately $5.0 billion of loans secured by real estate. Approximately 87.03% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

Acquired Loans

Acquired loans are those purchased in the Citizens' acquisition during the second quarter of 2013. Total acquired loans was $3.0 billion as of June 30, 2014, a decrease from December 31, 2013 and June 30, 2013 of $471.8 million, or 13.50%, and $1.2 billion, or 28.86%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

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

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. Total covered loans, including the loss share receivable, were $478.6 million as of June 30, 2014, a decrease from December 31, 2013 and June 30, 2013 of $113.3 million, or 19.14%, and $281.8 million, or 37.06%, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

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

At June 30, 2014, the allowance for originated loan losses was $92.0 million, or 0.80% of originated loans outstanding, compared to $96.5 million, or 0.94%, and $98.6 million, or 1.08%, at December 31, 2013 and June 30, 2013, respectively. The allowance equaled 250.27% of nonperforming loans at June 30, 2014 compared to 228.62% and 216.97% at December 31, 2013 and June 30, 2013. The additional reserves related to qualitative risk factors totaled $44.5 million at June 30, 2014 compared to $42.9 million and $34.4 million at December 31, 2013 and June 30, 2013, respectively. Nonperforming loans have decreased by $5.5 million or 12.94% when compared to December 31, 2013 but decreased by $8.7 million, or 19.19%, when compared to June 30, 2013.

Net charge-offs on originated loans were $6.2 million and 0.22% of average originated loans outstanding during the three months ended June 30, 2014 compared to $3.3 million and 0.15% of average originated loans outstanding during the three months ended June 30, 2013. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at June 30, 2014, December 31, 2013, and June 30, 2013 was $7.1 million, $7.5 million, and $8.1 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $99.1 million, $104.4 million, and $106.8 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Figure 11. Summary of the Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Allowance for Originated Loan Losses-beginning of period	$92,116	$98,843	$96,484	$98,942
Originated loans charged off:
Commercial	3,057	2,750	8,210	5,422
Mortgage	834	414	1,393	684
Installment	4,076	3,612	8,660	8,206
Home equity	1,204	1,133	2,042	2,439
Credit cards	1,311	1,459	2,766	2,862
Leases	—	1,237	—	1,237
Overdrafts	666	364	1,237	895
Total charge-offs	11,148	10,969	24,308	21,745
Originated Recoveries:
Commercial	404	3,762	1,433	5,007
Mortgage	67	51	105	94
Installment	2,728	2,728	5,466	5,197
Home equity	820	486	1,519	833
Credit cards	439	469	857	982
Manufactured housing	13	11	24	38
Leases	372	—	372	89
Overdrafts	146	113	351	249
Total recoveries	4,989	7,620	10,127	12,489
Originated net charge-offs	6,159	3,349	14,181	9,256
Provision for originated loan losses	5,993	3,151	9,647	8,959
Allowance for originated loan losses-end of period	$91,950	$98,645	$91,950	$98,645
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$7,481	$4,941	$7,907	$5,433
Provision for/(relief of) credit losses	(374)	3,173	(800)	2,681
Balance at end of period	7,107	8,114	7,107	8,114
Allowance for credit losses (1)	$99,057	$106,759	$99,057	$106,759
Average originated loans outstanding	11,092,101	8,877,754	10,772,020	8,806,924
Ratio to average originated loans:
Originated net charge-offs	0.22%	0.15%	0.27%	0.21%
Provision for originated loan losses	0.22%	0.14%	0.18%	0.21%
Originated loans outstanding-end of period	11,467,193	9,132,625	11,467,193	9,132,625
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.80%	1.08%	0.80%	1.08%
As a percentage of nonperforming originated loans	250.27%	216.97%	250.27%	216.97%
As a multiple of originated net charge-offs	3.72	7.34	3.22	5.28
Allowance for credit losses:
As a percentage of period-end originated loans	0.86%	1.17%	0.86%	1.17%
As a percentage of nonperforming originated loans	269.61%	234.82%	269.61%	234.82%
As a multiple of annualized net charge-offs	4.01	7.95	3.46	5.72

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 12. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of June 30, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$10,404	$25,537	$—	$24,394	$6,956	$979	$26,297	$94,567
Allowance	5,092	121	—	1,008	201	361	1,019	7,802
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	33,855	—	9,408					43,263
Grade 1 allowance	3	—	1					4
Grade 2 loan balance	134,682	3,610	10,971					149,263
Grade 2 allowance	63	2	7					72
Grade 3 loan balance	1,100,807	327,606	55,648					1,484,061
Grade 3 allowance	878	255	61					1,194
Grade 4 loan balance	3,438,768	2,089,669	236,324					5,764,761
Grade 4 allowance	24,194	7,060	693					31,947
Grade 5 (Special Mention) loan balance	100,776	29,382	7,092					137,250
Grade 5 allowance	7,553	526	245					8,324
Grade 6 (Substandard) loan balance	38,323	32,080	352					70,755
Grade 6 allowance	5,473	2,089	21					7,583
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,009,699	988,443	149,538	537,140	3,684,820
Current loans allowance				8,860	11,863	5,256	2,471	28,450
30 days past due loan balance				10,764	1,445	641	10,958	23,808
30 days past due allowance				631	575	509	212	1,927
60 days past due loan balance				2,980	520	348	801	4,649
60 days past due allowance				643	405	430	68	1,546
90+ days past due loan balance				3,750	815	461	4,970	9,996
90+ days past due allowance				1,101	859	772	369	3,101
Total loans	$4,857,615	$2,507,884	$319,795	$2,051,587	$998,179	$151,967	$580,166	$11,467,193
Total Allowance for Loan Losses	$43,256	$10,053	$1,028	$12,243	$13,903	$7,328	$4,139	$91,950

	As of December 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,053	$21,522	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Allowance	3,235	229	—	1,014	223	312	1,133	6,146
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	34,909	241	9,271					44,421
Grade 1 allowance	10	—	2					12
Grade 2 loan balance	108,709	3,730	2,900					115,339
Grade 2 allowance	80	3	3					86
Grade 3 loan balance	802,624	340,782	54,446					1,197,852
Grade 3 allowance	869	421	85					1,375
Grade 4 loan balance	3,083,312	2,057,357	167,022					5,307,691
Grade 4 allowance	28,114	9,255	732					38,101
Grade 5 (Special Mention) loan balance	70,978	34,687	5,750					111,415
Grade 5 allowance	5,385	1,023	246					6,654
Grade 6 (Substandard) loan balance	30,982	50,393	162					81,537
Grade 6 allowance	5,288	4,144	13					9,445
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,678,155	909,799	145,332	481,338	3,214,624
Current loans allowance				7,964	10,063	5,123	2,403	25,553
30 days past due loan balance				14,524	1,683	696	16,335	33,238
30 days past due allowance				1,044	685	541	482	2,752
60 days past due loan balance				3,729	906	449	1,276	6,360
60 days past due allowance				920	710	542	221	2,393
90+ days past due loan balance				4,232	952	724	7,238	13,146
90+ days past due allowance				993	1,219	1,222	533	3,967
Total loans	$4,139,567	$2,508,712	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387
Total Allowance for Loan Losses	$42,981	$15,075	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

	As of June 30, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$9,439	$25,405	$—	$30,140	$6,819	$1,262	$23,221	$96,286
Allowance	3,169	1,010	—	557	197	255	1,280	6,468
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	40,185	1,250	12,815					54,250
Grade 1 allowance	12	—	4					16
Grade 2 loan balance	124,748	3,859	709					129,316
Grade 2 allowance	90	4	1					95
Grade 3 loan balance	721,517	316,171	36,743					1,074,431
Grade 3 allowance	948	617	67					1,632
Grade 4 loan balance	2,483,827	2,099,371	134,834					4,718,032
Grade 4 allowance	27,530	11,775	679					39,984
Grade 5 (Special Mention) loan balance	41,698	33,504	3,042					78,244
Grade 5 allowance	2,863	1,063	138					4,064
Grade 6 (Substandard) loan balance	56,776	40,062	210					97,048
Grade 6 allowance	10,555	4,398	20					14,973
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,450,394	835,126	139,146	420,146	2,844,812
Current loans allowance				5,990	9,573	4,879	1,925	22,367
30 days past due loan balance				8,602	960	792	10,939	21,293
30 days past due allowance				548	563	561	341	2,013
60 days past due loan balance				2,938	1,024	343	2,521	6,826
60 days past due allowance				544	1,237	379	392	2,552
90+ days past due loan balance				4,589	1,122	776	5,600	12,087
90+ days past due allowance				1,086	1,696	1,214	485	4,481
Total loans	$3,478,190	$2,519,622	$188,353	$1,496,663	$845,051	$142,319	$462,427	$9,132,625
Total Allowance for Loan Losses	$45,167	$18,867	$909	$8,725	$13,266	$7,288	$4,423	$98,645

Allowance for Acquired Loan Losses

An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans, that is, based on a specific reserve analysis for loans individually evaluated for impairment and based on historical loss rates for loans collectively evaluated for impairment. If the computed allowance is greater than the remaining fair value discount, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of June 30, 2014, the computed allowance was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was required.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended June 30, 2014, provision, equal to net charge-offs, of $3.8 million was recorded. Charge-offs were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized in the current period by an increase in the acquired ALL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established acquired ALL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

During the six months ended June 30, 2014, provision for acquired impaired loan losses of $2.0 million was recognized resulting in an allowance for acquired impaired loan losses of $5.0 million as of June 30, 2014.

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. Additionally, the Corporation elected to account for all covered loans as impaired except for those loans acquired with revolving privileges, which are outside the scope of impaired loan accounting, and, therefore, are accounted for as covered nonimpaired loans. As of June 30, 2014, the computed allowance was less than the remaining fair value discount, therefore, no allowance for covered nonimpaired loans was recorded.

The allowance for covered impaired for loan losses was $45.1 million, $44.0 million, and $49.1 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively. During the three months ended June 30, 2014, $0.5 million of previously recognized losses on covered impaired loans were recaptured with an offsetting decrease of $3.9 million to the loss share receivable. The net provision from the impaired covered portfolio was $3.4 million in the three months ended June 30, 2014 compared to $4.2 million in the three months ended June 30, 2013.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of business combination accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no ALL brought forward in accordance with business combination accounting. Acquired and covered impaired loans with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 13. Asset Quality

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$9,947	$7,297	$13,010
Consumer loans	12,025	11,388	12,341
Total restructured loans	21,972	18,685	25,351
Other nonaccrual loans:
Commercial loans	11,125	18,377	15,925
Consumer loans	3,644	5,141	4,188
Total nonaccrual loans	14,769	23,518	20,113
Total nonperforming originated loans	36,741	42,203	45,464
Other real estate, excluding covered assets	24,181	18,680	20,713
Total nonperforming assets	$60,922	$60,883	$66,177
Originated loans past due 90 days or more accruing interest	$15,643	$11,176	$11,760
Total nonperforming assets as a percentage of total originated loans and ORE	0.53%	0.60%	0.72%

Total nonperforming assets as of June 30, 2014 were $60.9 million, an increase of $39.0 thousand, or 0.06%, from December 31, 2013 and a decrease of $5.3 million, or 7.94%, from June 30, 2013. Total originated loans past due 30-89 days totaled $38.7 million at June 30, 2014, a decrease of $24.8 million, or 39.04%, from December 31, 2013, and a decrease of $6.7 million, or 14.66%, from June 30, 2013. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming originated loans decreased $4.6 million, or 17.92%, from December 31, 2013 and decreased $7.9 million, or 27.17%, from June 30, 2013. Total OREO increased $5.5 million, or 29.45%, from December 31, 2013 and $3.5 million, or 16.74%, from June 30, 2013. During the three months ended June 30, 2014, 16 closed branches were transferred into other real estate at a value of $3.8 million. As of June 30, 2014, other real estate included 17 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $4.6 million.

Net charge offs within the originated consumer portfolio were $3.9 million for the three months ended June 30, 2014 compared to $3.1 million for the three months ended June 30, 2013. Average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 753, home equity lines at 777, residential mortgages at 741, and credit cards at 770.

Originated loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2014, accruing originated loans 90 days or more past due totaled $15.6 million compared to $11.2 million and $11.8 million at December 31, 2013 and June 30, 2013, respectively. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible that had been accrued in prior years is charged against the ALL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

Figure 14. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2014	2014	2013	2013	2013
Nonaccrual originated commercial loans beginning of period	$27,122	$25,674	$19,140	$28,935	$23,843
Credit Actions:
New	7,846	14,334	10,527	943	15,197
Loan and lease losses	—	—	—	(1,223)	(1,348)
Charged down	(2,783)	(5,176)	(885)	—	(2,639)
Return to accruing status	—	(1,088)	(221)	(394)	(3,981)
Payments	(11,113)	(6,622)	(2,887)	(9,121)	(2,137)
Sales	—	—	—	—	—
Nonaccrual originated commercial loans end of period	$21,072	$27,122	$25,674	$19,140	$28,935

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases, the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified as TDRs unless the modification is short-term (30 to 90 days) and considered to be an insignificant delay while awaiting additional information from the borrower. All amounts due, including interest accrued at the contractual interest rate, are expected to be collected. TDRs return to accrual status once the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. A sustained period of repayment performance would be a minimum of six consecutive payment cycles from the date of restructure.

The Corporation's TDR portfolio, excluding acquired and covered loans, totaled $87.1 million, $79.5 million, and $87.6 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively. These TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 67.27%, 73.22%, and 70.13%, respectively, of the total originated TDR portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements. The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

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

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average deposits as of June 30, 2014 totaled $19.5 billion compared to $19.5 billion and $18.3 billion as of December 31, 2013 and June 30, 2013, respectively. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships. The following table in Figure 15 presents the deposit products and their respective rates for the three months ended June 30, 2014, December 31, 2013, and June 30, 2013.

Figure 15. Deposit Products and Respective Rates

	Three Months Ended
	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,515,807	—%	$5,546,316	—%	$5,095,977	—%
Interest-bearing	3,066,201	0.10%	2,875,375	0.10%	2,347,155	0.11%
Savings and money market accounts	8,580,928	0.26%	8,544,097	0.28%	8,210,780	0.32%
Certificates and other time deposits	2,333,859	0.52%	2,551,688	0.39%	2,680,332	0.50%
Total customer deposits	19,496,795	0.19%	19,517,476	0.19%	18,334,244	0.23%
Securities sold under agreements to repurchase	1,024,598	0.09%	948,959	0.12%	927,451	0.14%
Wholesale borrowings	373,213	1.49%	200,622	1.85%	237,887	1.97%
Long-term debt	324,431	4.81%	324,426	4.77%	314,597	4.77%
Total funds	$21,219,037	0.28%	$20,991,483	0.27%	$19,814,179	0.32%

Average demand deposits comprised 44.02% of average deposits during the three months ended June 30, 2014 compared to 43.15% during the three months ended December 31, 2013, and 40.60% during the three months ended June 30, 2013. Savings accounts, including money market products, made up 44.01% of average deposits during the three months ended June 30, 2014 compared to 43.78% during the three months ended December 31, 2013, and 44.78% during the three months ended June 30, 2013. Certificates and other time deposits made up 11.97% of average deposits during the three months ended June 30, 2014, 13.07% during the three months ended December 31, 2013, and 14.62% during the three months ended June 30, 2013.

The average cost of deposits, securities sold under agreements to repurchase, wholesale borrowings and long-term debt was down 5 basis points compared to the same period one year ago, or 11.63% for the three months ended June 30, 2014 due to a drop in interest rates.

The following table in Figure 16 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended June 30, 2014 by time remaining until maturity.

Figure 16. Certificates and Other Time Deposits in increments of $100 Thousand or More

Amount
Time until maturity:	(In thousands)
Under 3 months	$236,083
3 to 6 months	195,574
6 to 12 months	198,057
Over 12 months	160,391
Total	$790,105

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.8 billion as of June 30, 2014, compared with $2.7 billion as of December 31, 2013 and $2.7 billion as of June 30, 2013. The Corporation's Common Stock is traded on the NYSE under the symbol FMER with 12,469 holders of record at June 30, 2014.

•At June 30, 2014, the Corporation's common equity value per common share was $16.27 based on approximately 165.4 million shares outstanding at June 30, 2014, compared to $15.77 based on approximately 165.1 million shares outstanding at December 31, 2013, and $15.46 based on approximately 165.0 million shares outstanding at June 30, 2013.

•At June 30, 2014, the Corporation's tangible book value per common share was $11.33 compared to $10.77 at December 31, 2013, and $10.43 at June 30, 2013.

•At June 30, 2014, the Corporation's book value per common share was $16.88 compared to $16.38 at December 31, 2013, and $16.06 at June 30, 2013.

•At June 30, 2014, the Corporation had approximately 4.8 million treasury shares, compared to approximately 5.1 million treasury shares at December 31, 2013 and approximately 5.1 million treasury shares at June 30, 2013. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the second quarter of 2014, the Corporation made a dividend payment of $0.16 per share, or $26.3 million, on its Common Stock. As of June 30, 2014, the dividend of $0.16 cents per share has an indicated annual rate of $0.64 per share. Also in the second quarter of 2014, the Corporation made a quarterly dividend payment of $1.5 million, or $14.69 per share, or $0.36725 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A.

The following table in Figure 17 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 17. Changes in Common Stock Outstanding

	2014	2014	2013	2013	2013
(Shares in thousands)	2nd qtr	1st qtr	4th qtr	3rd qtr	2nd qtr
Beginning of period	165,087	165,056	165,045	165,045	109,746
Issued (repurchased)	(186)	(51)	(13)	7	55,467
Reissued (returned) under employee benefit plans	492	82	24	(7)	(168)
End of period	165,393	165,087	165,056	165,045	165,045

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.89% at June 30, 2014, compared with 7.70% at December 31, 2013, and 7.58% at June 30, 2013.

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

The George Washington and Midwest FDIC-assisted acquisitions in 2010 resulted in the recognition of loss share receivables from the FDIC, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC loss share receivables, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes. No loans acquired in the Citizens merger are subject to loss share receivables from the FDIC.

As of June 30, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 18. Capitalization Tables

(Dollars in thousands)	June 30, 2014		December 31, 2013		June 30, 2013
Consolidated
Total equity	$2,791,738	11.36%	$2,702,894	11.30%	$2,650,909	11.26%
Common equity (a)	2,691,738	10.96%	2,602,894	10.89%	2,550,909	10.84%
Tangible common equity (a) (b)	1,873,112	7.89%	1,778,399	7.70%	1,720,750	7.58%
Tier 1 capital (a) (b)	1,978,233	11.57%	1,880,804	11.52%	1,833,612	11.35%
Total risk-based capital (a) (b)	2,377,307	13.90%	2,279,891	13.97%	2,239,363	13.86%
Leverage (b)	1,978,233	8.46%	1,880,804	8.14%	1,833,612	8.41%

	June 30, 2014		December 31, 2013		June 30, 2013
Bank Only
Total equity	$2,948,000	12.01%	$2,859,515	11.98%	$2,813,453	11.98%
Common equity (a)	2,948,000	12.01%	2,859,515	11.98%	2,813,453	11.98%
Tangible common equity (a) (b)	2,129,374	8.98%	2,036,941	8.84%	1,990,652	8.78%
Tier 1 capital (a) (b)	2,079,510	12.16%	1,978,140	12.14%	1,927,191	11.96%
Total risk-based capital (a) (b)	2,223,493	13.00%	2,122,124	13.02%	2,077,885	12.90%
Leverage (b)	2,079,510	8.93%	1,978,140	8.58%	1,927,191	8.87%

(a) See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(b) December 31, 2013 and June 30, 2013 data reflects purchase accounting adjustments which resulted in an increase to goodwill of approximately $1.9 million and $7.4 million, respectively, from that previously reported.

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

The interest rate risk position is measured and monitored using risk management tools, including earnings simulation modeling and EVE sensitivity analysis, which capture both near term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation.

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2014 and 2013:

Figure 19. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2014	(3.52)%	1.64%	3.27%	4.55%
June 30, 2013	(3.86)%	0.69%	1.53%	2.02%

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

Presented below is the Corporation’s EVE profile as of June 30, 2014 and 2013:

Figure 20. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2014	(2.42)%	0.38%	(0.18)%	(1.26)%
June 30, 2013	(5.57)%	(1.07)%	(2.71)%	(5.06)%

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 88.25% of total deposits at June 30, 2014. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.8 billion as of June 30, 2014.

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

Funding Trends for the Quarter - During the three months ended June 30, 2014, lower cost core deposits decreased by $397.7 million from the first quarter 2014. In the aggregate, deposits decreased $513.3 million from March 31, 2014. Securities sold under agreements to repurchase increased $292.7 million from March 31, 2014. Wholesale borrowings and long-term debt had a net increase of $299.7 million from March 31, 2014. The Corporation’s loan to deposit ratio increased to 77.57% as of June 30, 2014 from 73.74% as of March 31, 2014.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The Parent Company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended June 30, 2014, the Bank paid $69.3 million in dividends to the Corporation. As of June 30, 2014, the Bank had an additional $174.1 million available to pay dividends without regulatory approval.

Operational Risk Management

Like all businesses, we are subject to operational risks, including, but not limited to, risks of human error, internal processes and systems that turn out to be inadequate, and external events. These events include, among other things, threats to our cybersecurity, since we rely upon information systems and the internet to conduct our business activities. We also are exposed to the costs of complying with laws, regulations and prescribed practices, which are changing rapidly and in large volumes, especially as a result of the Dodd-Frank Act and the proposal and adoption of implementing rules. Noncompliance may increase our operating costs, result in monetary losses, adversely affect our reputation and regulatory relations and our ability to implement our business plans and pursue expansion opportunities. We seek to mitigate operational risk through identification and management of risk, alignment of business strategies within risk guidelines and the Corporations tolerance for risk as well as through our system of internal controls and reporting. We regularly evaluate and seek to strengthen our system of internal controls to improve the oversight of our operational risk and compliance with applicable laws, and regulations and prescribed standards.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1. (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2013 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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
During the quarter ended June 30, 2014, there was no change in internal control over financial reporting, under the original Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the second quarter of the 2014 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1- April 30, 2014	164,751	$20.06	—	396,272
May 1- May 31, 2014	13,242	22.46	—	396,272
June 1- June 30, 2014	8,007	23.23	—	396,272
Total	186,000	$—	—	396,272

(1)
Reflects 186,000 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the second quarter of 2014.

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
August 1, 2014

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.