Form 10-Q
period 2014-09-30
FIRSTMERIT CORP /OH/
filed 2014-11-04
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 10/28/2014
Common Stock, no par value	165,397,413

FIRSTMERIT CORPORATION AND SUBSIDARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Investment Securities	13
Note	3	Loans	23
Note	4	Allowance for Loan Losses	33
Note	5	Goodwill and Other Intangible Assets	55
Note	6	Shareholders' Equity	56
Note	7	Segment Information	57
Note	8	Derivatives and Hedging Activities	59
Note	9	Benefit Plans	64
Note	10	Fair Value Measurement	64
Note	11	Mortgage Servicing Rights and Mortgage Servicing Activity	77
Note	12	Contingencies and Guarantees	78
Note	13	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	83
Note	14	Subsequent Events	84
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.			85
Consolidated Financial Highlights			85
Highlights of Third Quarter of 2014 Performance			86
Regulation and Supervision			88
	New Capital Rules		89
	Stress Testing		89
	Other Legislation		90
Non-GAAP Financial Measures			90
Results of Operations			96
	Average Tax-Equivalent Balance Sheets		96
	Net Interest Income		98
	Noninterest Income		100
	Noninterest Expense		101
	Income Taxes		102
Line of Business Results			102
Financial Condition			104
	Investment Securities		104
	Loans		106
		Originated Loans	107

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (unaudited) as well as in Management's Discussion & Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic Bancorp acquisition date of April 12, 2013	FHLMC	Federal Home Loan Mortgage Corporation
ALCO	Asset/Liability Management Committee	FINRA	Financial Industry Regulatory Authority
ALL	Allowance for loan losses	FNMA	Federal National Mortgage Association
AOCI	Accumulated other comprehensive income (loss)	FRAP	Fixed Rate Advantage Program
ASC	Accounting standards codification	FRB	Federal Reserve Bank
ASU	Accounting standards update	GAAP	United States generally accepted accounting principles
Bank	FirstMerit Bank N.A.	GSE	Government sponsored enterprise
Basel I	Basel Committee's 1988 Capital Accord	ISDA	International Swaps and Derivatives Association
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	Management	FirstMerit Corporation's Management
BHC	Bank holding company	MBS	Mortgage-backed securities
CFPB	Bureau of Consumer Financial Protection	MSRs	Mortgage servicing rights
Citizens	Citizens Republic Bancorp, Inc.	NASDAQ	NASDAQ Global Select Market
CLO	Collateralized loan obligations	NYSE	New York Stock Exchange
CMO	Collateralized mortgage obligations	OCC	Office of the Comptroller of the Currency
Common Stock	Common Shares, without par value	OCI	Other comprehensive income (loss)
Corporation	FirstMerit Corporation and its Subsidiaries	OREO	Other real estate owned
CPR	Conditional Prepayment Rate	OTTI	Other-than-temporary impairment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Parent Company	FirstMerit Corporation
EPS	Earnings per share	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
EVE	Economic value of equity	ROA	Return on average assets
FASB	Financial Accounting Standards Board	ROE	Return on average equity
FDIC	The Federal Deposit Insurance Corporation	SEC	United States Securities and Exchange Commission
FCM	Futures commission merchant	TARP	Troubled Asset Relief Program
Federal Reserve	The Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank	TE	Fully taxable equivalent
		U.S. Treasury	United States Department of the Treasury

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands, except share data)	September 30,	December 31,	September 30,
(Unaudited, except for December 31, 2013)	2014	2013	2013
ASSETS
Cash and due from banks	$429,699	$571,171	$505,228
Interest-bearing deposits in banks	55,629	346,651	742,039
Total cash and cash equivalents	485,328	917,822	1,247,267
Investment securities:
Held-to-maturity	3,002,262	2,935,688	2,749,934
Available-for-sale	3,462,990	3,273,174	3,256,259
Other investments	148,421	180,803	270,369
Loans held for sale	19,512	11,622	17,813
Loans	15,242,026	14,300,972	14,260,836
Allowance for loan losses	(140,077)	(141,252)	(143,835)
Net loans	15,101,949	14,159,720	14,117,001
Premises and equipment, net	318,690	327,054	324,337
Goodwill	741,740	741,740	741,740
Intangible assets, net	73,953	82,755	85,447
Covered other real estate	51,434	65,234	70,791
Accrued interest receivable and other assets	1,201,928	1,216,416	1,256,772
Total assets	$24,608,207	$23,912,028	$24,137,730
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,535,886	$5,459,029	$5,461,674
Interest-bearing	3,043,952	3,026,735	2,815,681
Savings and money market accounts	8,396,064	8,587,167	8,575,292
Certificates and other time deposits	2,391,009	2,460,670	2,636,886
Total deposits	19,366,911	19,533,601	19,489,533
Federal funds purchased and securities sold under agreements to repurchase	1,273,290	851,535	1,049,801
Wholesale borrowings	608,463	200,600	200,858
Long-term debt	249,933	324,428	324,425
Accrued taxes, expenses and other liabilities	289,179	298,970	418,468
Total liabilities	21,787,776	21,209,134	21,483,085
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	3,000	3,000	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: September 30, 2014 and December 31, 2013 - 170,183,540 shares; September 30, 2013 - 170,179,305 shares	127,937	127,937	127,937
Capital surplus	1,390,207	1,390,643	1,388,638
Accumulated other comprehensive loss	(49,583)	(66,876)	(83,613)
Retained earnings	1,371,453	1,277,975	1,248,554
Treasury stock, at cost: September 30, 2014 - 4,799,239; December 31, 2013 - 5,127,332 shares; September 30, 2013 - 5,134,681 shares	(122,583)	(129,785)	(129,871)
Total shareholders' equity	2,820,431	2,702,894	2,654,645
Total liabilities and shareholders' equity	$24,608,207	$23,912,028	$24,137,730

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2014	2013	2014	2013
Interest income:
Loans and loans held for sale	$170,648	$182,107	$513,678	$459,313
Investment securities:
Taxable	32,072	29,766	96,347	78,143
Tax-exempt	5,477	5,624	16,372	15,767
Total investment securities interest	37,549	35,390	112,719	93,910
Total interest income	208,197	217,497	626,397	553,223
Interest expense:
Deposits:
Interest bearing	755	809	2,236	1,784
Savings and money market accounts	5,570	6,495	16,605	18,279
Certificates and other time deposits	2,846	1,712	8,319	7,149
Securities sold under agreements to repurchase	268	306	697	949
Wholesale borrowings	1,397	936	3,917	2,955
Long-term debt	3,783	3,899	11,566	9,390
Total interest expense	14,619	14,157	43,340	40,506
Net interest income	193,578	203,340	583,057	512,717
Provision for loan losses	9,192	6,379	38,982	23,634
Net interest income after provision for loan losses	184,386	196,961	544,075	489,083
Noninterest income:
Trust department income	10,300	9,608	30,118	24,515
Service charges on deposits	18,684	22,146	53,860	55,315
Credit card fees	13,754	13,588	39,361	38,128
ATM and other service fees	6,182	5,216	17,998	13,496
Bank owned life insurance income	4,218	4,351	11,840	12,889
Investment services and insurance	3,606	3,403	10,974	9,247
Investment securities gains/(losses), net	14	—	150	(2,803)
Loan sales and servicing income	4,740	3,644	12,932	19,492
Other operating income	8,235	9,134	32,331	27,644
Total noninterest income	69,733	71,090	209,564	197,923
Noninterest expense:
Salaries, wages, pension and employee benefits	90,593	97,390	269,071	260,395
Net occupancy expense	13,887	13,816	45,248	35,444
Equipment expense	12,188	11,040	36,366	28,698
Stationery, supplies and postage	3,723	3,801	11,820	9,304
Bankcard, loan processing and other costs	11,151	40,786	33,795	61,043
Professional services	5,270	9,768	15,373	32,322
Amortization of intangibles	2,933	2,972	8,802	5,700
FDIC insurance expense	2,988	4,925	14,492	12,601
Other operating expense	20,412	26,101	64,911	60,126
Total noninterest expense	163,145	210,599	499,878	505,633
Income before income tax expense	90,974	57,452	253,761	181,373
Income tax expense	27,076	16,737	76,889	54,863
Net income	63,898	40,715	176,872	126,510
Less: Net income allocated to participating shareholders	519	310	1,433	1,102
Preferred Stock dividends	1,469	1,469	4,407	3,868
Net income attributable to common shareholders	$61,910	$38,936	$171,032	$121,540
Net income used in diluted EPS calculation	$61,910	$38,936	$171,032	$121,540
Weighted average number of common shares outstanding - basic	165,389	165,044	165,263	144,402
Weighted average number of common shares outstanding - diluted	165,804	165,874	165,916	147,392
Basic earnings per common share	$0.37	$0.24	$1.03	$0.84
Diluted earnings per common share	$0.37	$0.23	$1.03	$0.82
Dividend per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$90,974	$27,076	$63,898	$253,761	$76,889	$176,872
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(16,207)	(5,672)	(10,535)	24,293	8,503	15,790
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(563)	(197)	(366)	(1,551)	(543)	(1,008)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(14)	(5)	(9)	(150)	(53)	(97)
Net change in unrealized gains/(losses) on securities available for sale	(16,784)	(5,874)	(10,910)	22,592	7,907	14,685
Pension plans and other postretirement benefits:
Net gains/(losses) arising during the period	—	—	—	—	—	—
Amortization of actuarial gain	768	269	499	2,398	839	1,559
Amortization of prior service cost reclassified to other noninterest expense	516	181	335	1,614	565	1,049
Net change from defined benefit pension plans	1,284	450	834	4,012	1,404	2,608
Total other comprehensive gains/(losses)	(15,500)	(5,424)	(10,076)	26,604	9,311	17,293
Comprehensive income	$75,474	$21,652	$53,822	$280,365	$86,200	$194,165

(In thousands) (Unaudited)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$57,452	$16,737	$40,715	$181,373	$54,863	$126,510
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(17,491)	(6,123)	(11,368)	(104,853)	(36,699)	(68,154)
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(534)	(187)	(347)	(1,654)	(579)	(1,075)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(1)	—	(1)	2,802	981	1,821
Net change in unrealized gains/(losses) on securities available for sale	(18,026)	(6,310)	(11,716)	(103,705)	(36,297)	(67,408)
Pension plans and other postretirement benefits:
Net gain/(loss) arising during the period	—	—	—	—	—	—
Amortization of actuarial gain	—	—	—	—	—	—
Amortization of prior service cost reclassified to other noninterest expense	—	—	—	—	—	—
Net change from defined benefit pension plans	—	—	—	—	—	—
Total other comprehensive gains/(losses)	(18,026)	(6,310)	(11,716)	(103,705)	(36,297)	(67,408)
Comprehensive income	$39,426	$10,427	$28,999	$77,668	$18,566	$59,102

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2012	$—	$127,937	$—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—	—	—	—	126,510	—	126,510
Other comprehensive income	—	—	—	—	(67,408)	—	—	(67,408)
Comprehensive income	—	—	—	—	(67,408)	126,510	—	59,102
Cash dividends - Preferred Stock	—	—	—	—	—	(3,868)	—	(3,868)
Cash dividends - Common Stock ($0.48 per share)	—	—	—	—	—	(69,938)	—	(69,938)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (539,132 shares)	—	—	—	(19,257)	—	—	12,443	(6,814)
Restricted stock activity (200,898 shares)	—	—	—	956	—	—	(3,564)	(2,608)
Deferred compensation trust (174,597 increase in shares)	—	—	—	391	—	—	(391)	—
Share-based compensation	—	—	—	8,747	—	—	—	8,747
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance at September 30, 2013	$100,000	$127,937	$3,000	$1,388,638	$(83,613)	$1,248,554	$(129,871)	$2,654,645

Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	176,872	—	176,872
Other comprehensive income	—	—	—	—	17,293	—	—	17,293
Comprehensive income	—	—	—	—	17,293	176,872	—	194,165
Cash dividends - Preferred Stock	—	—	—	—	—	(4,407)	—	(4,407)
Cash dividends - Common Stock ($0.48 per share)	—	—	—	—	—	(78,987)	—	(78,987)
Nonvested (restricted) shares granted (575,381 shares)	—	—	—	(13,029)	—	—	13,128	99
Restricted stock activity (247,288 shares)	—	—	—	952	—	—	(5,242)	(4,290)
Deferred compensation trust (219,315 increase in shares)	—	—	—	684	—	—	(684)	—
Share-based compensation	—	—	—	10,957	—	—	—	10,957
Balance as of September 30, 2014	$100,000	$127,937	$3,000	$1,390,207	$(49,583)	$1,371,453	$(122,583)	$2,820,431

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$176,872	$126,510
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	38,982	23,634
Provision/(benefit) for deferred income taxes	28,039	(16,824)
Depreciation and amortization	39,845	28,001
Benefit attributable to FDIC loss share	3,835	8,890
Accretion of acquired loans	(106,997)	(94,916)
Amortization and accretion of investment securities, net
Available for sale	7,114	15,141
Held to maturity	6,419	5,454
(Gains)/losses on sales and calls of available-for-sale investment securities, net	(150)	2,803
Originations of loans held for sale	(264,856)	(462,948)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	262,341	479,623
Gains on sales of loans, net	(5,375)	(10,805)
Amortization of intangible assets	8,802	5,700
Recognition of stock compensation expense	10,957	8,747
Net decrease (increase) in other assets	(5,245)	133,958
Net increase (decrease) in other liabilities	(12,147)	23,330
NET CASH PROVIDED BY OPERATING ACTIVITIES	188,436	276,298
Investing Activities
Proceeds from sale of investment securities
Available for sale	13,008	2,179,728
Other	32,486	—
Held to maturity	5,012	897
Proceeds from prepayments, calls, and maturities of investment securities
Available for sale	360,600	579,023
Held to maturity	262,560	151,626
Purchases of investment securities
Available for sale	(545,201)	(847,968)
Held to maturity	(344,606)	(1,559,733)
Other	(142)	(3,097)
Net (increase)/decrease in loans and leases	(886,035)	158,998
Purchases of premises and equipment	(45,618)	(27,237)
Sales of premises and equipment	26,114	181
Cash received for acquisition, net of cash paid	—	189,009
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,121,822)	821,427
Financing Activities
Net increase in demand accounts	94,074	626,602
Net (decrease)/increase in savings and money market accounts	(191,103)	164,638
Net decrease in certificates and other time deposits	(69,661)	(337,887)
Net increase/(decrease) in securities sold under agreements to repurchase	421,755	(169,729)
Net increase/(decrease) in long-term debt	(74,451)	249,927
Net increase/(decrease) in wholesale borrowings	407,863	(655,345)
Net proceeds from issuance of preferred stock	—	96,550
Cash dividends - common	(78,987)	(69,938)
Cash dividends - preferred	(4,407)	(3,868)
Restricted stock activity	(4,191)	(9,422)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	500,892	(108,472)
(Decrease)/Increase in cash and cash equivalents	(432,494)	989,253
Cash and cash equivalents at beginning of year	917,822	258,014
Cash and cash equivalents at end of year	$485,328	$1,247,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common Stock issued in merger with Citizens	$—	$925,272
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	—	3,000
Cash paid during the year for:
Interest	$46,349	$42,931
Federal income taxes	12,573	27,662

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 381 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.    Summary of Significant Accounting Policies

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Acronyms and Abbreviations.

Basis of Presentation - FirstMerit Corporation is a BHC whose principal asset is the Common Stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, and FirstMerit Risk Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Corporation conform to GAAP and to general practices within the financial services industry.

The Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of September 30, 2014 and 2013 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2013 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

    Recently Adopted Accounting Standards

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 do not change the existing accounting methods, but permit reporting entities to make an accounting policy election to account for their investments in qualified affordable projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Corporation early adopted ASU 2014-01 in the first quarter of 2014. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2013, respectively.

Recently Issued Accounting Standards

FASB ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure—a consensus of the FASB Emerging Issues Task Force. The objective of this update is to reduce diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU is effective for interim and annual periods beginning after December 15, 2014. The amendments can be adopted using either a prospective transition method or a modified retrospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

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

FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminate accounting guidance on linking repurchase financing transactions, and expand disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the definition of a discontinued operation in ASC 205-20 and require additional disclosures for transactions that meet the definition of a discontinued operation and certain other significant transactions that do not meet the discontinued operations criteria. The amendments in ASU 2014-08 are effective prospectively for all disposals, except disposals classified as held for sale before the adoption date or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

retrospective or a prospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

2.     Investment Securities

The following tables provide the amortized cost and fair value for the major categories of held-to-maturity and available-for-sale securities. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after tax basis as a component of OCI in shareholders' equity.

	September 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$229,528	$8,146	$(607)	$237,067
Residential mortgage-backed securities:
U.S. government agencies	983,038	20,395	(7,046)	996,387
Commercial mortgage-backed securities:
U.S. government agencies	86,485	167	(1,888)	84,764
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,635,780	3,512	(38,975)	1,600,317
Non-agency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	195,512	298	(1,793)	194,017
Asset-backed securities:
Collateralized loan obligations	297,389	289	(7,257)	290,421
Corporate debt securities	61,638	—	(7,044)	54,594
Total debt securities	3,489,377	32,807	(64,610)	3,457,574
Equity securities
Marketable equity securities	2,916	—	—	2,916
Non-marketable equity securities	2,500	—	—	2,500
Total equity securities	5,416	—	—	5,416
Total securities available for sale	$3,494,793	$32,807	$(64,610)	$3,462,990
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$3	$—	$5,003
U.S. government agency debentures	25,000	—	(756)	24,244
U.S. states and political subdivisions	539,014	12,256	(452)	550,818
Residential mortgage-backed securities:
U.S. government agencies	602,220	4,608	(5,992)	600,836
Commercial mortgage-backed securities:
U.S. government agencies	65,704	28	(676)	65,056
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,415,421	66	(56,260)	1,359,227
Commercial collateralized mortgage-backed securities:
U.S. government agencies	258,436	346	(8,570)	250,212
Corporate debt securities	91,467	489	(180)	91,776
Total securities held to maturity	$3,002,262	$17,796	$(72,886)	$2,947,172

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$258,787	$7,376	$(3,796)	$262,367
Residential mortgage-backed securities:
U.S. government agencies	962,687	21,662	(14,427)	969,922
Commercial mortgage-backed securities:
U.S. government agencies	72,048	7	(2,488)	69,567
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,262	4,199	(52,068)	1,518,393
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	104,152	273	(2,157)	102,268
Asset-backed securities:
Collateralized loan obligations	297,259	760	(4,332)	293,687
Corporate debt securities	61,596	—	(10,952)	50,644
Total debt securities	3,322,800	34,277	(90,220)	3,266,857
Equity securities
Marketable equity securities	3,036	—	—	3,036
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,317	—	—	6,317
Total securities available for sale	$3,329,117	$34,277	$(90,220)	$3,273,174
Securities held-to-maturity
Debt securities
U.S. Treasuries	$5,000	$4	$—	$5,004
U.S. government agencies debentures	25,000	—	(1,348)	23,652
U.S. states and political subdivisions	480,703	5,335	(10,459)	475,579
Residential mortgage-backed securities:
U.S. government agencies	569,960	1,108	(11,617)	559,451
Commercial mortgage-backed securities:
U.S. government agencies	56,596	—	(1,190)	55,406
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,464,732	—	(81,818)	1,382,914
Commercial collateralized mortgage-backed securities:
U.S. government agencies	240,069	6	(11,052)	229,023
Corporate debt securities	93,628	308	(725)	93,211
Total securities held to maturity	$2,935,688	$6,761	$(118,209)	$2,824,240

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	September 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$267,470	$8,249	$(3,495)	$272,224
Residential mortgage-backed securities:
U.S. government agencies	983,255	26,155	(10,035)	999,375
Commercial mortgage-backed securities:
U.S. government agencies	58,129	23	(2,220)	55,932
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,538,991	5,710	(38,995)	1,505,706
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	98,440	404	(1,690)	97,154
Asset-backed securities:
Collateralized loan obligations	271,856	71	(3,295)	268,632
Corporate debt securities	61,582	—	(10,732)	50,850
Total debt securities	3,279,732	40,612	(70,462)	3,249,882
Equity Securities
Marketable equity securities	3,096	—	—	3,096
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,377	—	—	6,377
Total securities available for sale	$3,286,109	$40,612	$(70,462)	$3,256,259
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$5	$—	$5,005
U.S. government agency debentures	25,000	—	(1,136)	23,864
U.S states and political subdivisions	453,230	5,093	(9,257)	449,066
Residential mortgage-backed securities:
U.S. government agencies	377,980	1,068	(8,578)	370,470
Commercial mortgage-backed securities:
U.S. government agencies	50,179	12	(1,025)	49,166
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,523,792	179	(68,719)	1,455,252
Commercial collateralized mortgage-backed securities:
U.S. government agencies	220,410	—	(8,936)	211,474
Corporate debt securities	94,343	294	(501)	94,136
Total securities held to maturity	$2,749,934	$6,651	$(98,152)	$2,658,433

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	September 30, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	149	$1,066	$155,088	$158,825
Michigan	175	856	145,897	149,715
Illinois	72	1,618	113,017	116,517
Wisconsin	83	846	67,681	70,251
Texas	63	800	49,440	50,431
Pennsylvania	47	987	46,010	46,389
Minnesota	41	685	27,476	28,074
Washington	30	989	29,011	29,658
New Jersey	36	754	26,145	27,143
Missouri	19	1,019	18,814	19,357
New York	19	618	11,448	11,734
Other	122	641	76,879	78,034
Total general obligation bonds	856	$918	$766,906	$786,128

(Dollars in thousands)	December 31, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	152	$1,048	$158,641	$159,232
Michigan	166	744	122,198	123,571
Illinois	75	1,314	96,863	98,521
Wisconsin	86	648	54,516	55,747
Texas	69	771	54,295	53,204
Pennsylvania	50	898	47,835	44,883
Minnesota	45	663	29,840	29,816
Washington	30	930	28,393	27,906
New Jersey	38	722	27,101	27,440
Missouri	20	969	19,253	19,382
New York	22	585	13,064	12,878
California	18	599	10,651	10,788
Other	115	631	74,918	72,572
Total general obligation bonds	886	$831	$737,568	$735,940

(Dollars in thousands)	September 30, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	153	$945	$145,769	$144,584
Illinois	68	1,017	69,302	69,149
Texas	69	774	54,428	53,427
Pennsylvania	55	894	51,556	49,194
Wisconsin	82	640	51,572	52,448
Minnesota	46	658	30,115	30,278
New Jersey	38	726	27,130	27,604
Michigan	178	823	140,651	146,448
Washington	31	943	29,594	29,222
Missouri	20	978	19,303	19,552
New York	22	590	13,082	12,970
California	18	604	10,666	10,873
Other	116	634	75,569	73,495
Total general obligation bonds	896	$803	$718,737	$719,244

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

The Corporation's evaluation of its municipal bond portfolio at September 30, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitute the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
FRB stock	$55,435	$55,294	$55,294
FHLB stock	92,547	125,032	214,586
Other	439	477	489
Total other investments	$148,421	$180,803	$270,369

FRB and FHLB stock are classified as restricted investments, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
Securities with a carrying value of $3.3 billion, $3.2 billion, and $3.4 billion at September 30, 2014, December 31, 2013, and September 30, 2013, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Realized gains	$45	$—	$345	$3,786
Realized losses	(31)	—	(195)	(6,589)
Net securities (losses)/gains	$14	$—	$150	$(2,803)

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	September 30, 2014
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$5,298	$(10)	5	$22,729	$(597)	37	$28,027	$(607)
Residential mortgage-backed securities:
U.S. government agencies	25,456	(86)	2	248,946	(6,960)	19	274,402	(7,046)
Commercial mortgage-backed securities:
U.S. government agencies	9,095	(56)	2	45,208	(1,832)	6	54,303	(1,888)
Residential collateralized mortgage-backed securities:
U.S. government agencies	436,857	(3,528)	29	890,497	(35,447)	63	1,327,354	(38,975)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	61,703	(264)	6	67,029	(1,529)	7	128,732	(1,793)
Asset-backed securities:
Collateralized loan obligations	100,337	(1,904)	13	151,668	(5,353)	23	252,005	(7,257)
Corporate debt securities	—	—	0	54,594	(7,044)	8	54,594	(7,044)
Total available-for-sale securities	$638,746	$(5,848)	57	$1,480,671	$(58,762)	163	$2,119,417	$(64,610)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	0	$24,244	$(756)	1	$24,244	$(756)
U.S. states and political subdivisions	16,255	(78)	20	29,783	(374)	38	46,038	(452)
Residential mortgage-backed securities:
U.S. government agencies	10,549	(64)	1	188,704	(5,928)	10	199,253	(5,992)
Commercial mortgage-backed securities:
U.S. government agencies	26,346	(110)	5	23,788	(566)	3	50,134	(676)
Residential collateralized mortgage-backed securities:
U.S. government agencies	121,516	(1,195)	8	1,208,939	(55,065)	60	1,330,455	(56,260)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	8,026	(30)	1	182,299	(8,540)	17	190,325	(8,570)
Collateralized loan obligations:
Non-agency	—	—	0	—	—	0	—	—
Corporate debt securities	46,907	(180)	16	—	—	0	46,907	(180)
Total held-to-maturity securities	$229,599	$(1,657)	51	$1,657,757	$(71,229)	129	$1,887,356	$(72,886)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities:
U.S. states and political subdivisions	$38,039	$(1,996)	65	$14,157	$(1,800)	25	$52,196	$(3,796)
Residential mortgage-backed securities:
U.S. government agencies	434,761	(13,109)	35	14,890	(1,318)	2	449,651	(14,427)
Commercial mortgage-backed securities:
U.S. government agencies	33,387	(1,491)	5	16,944	(997)	2	50,331	(2,488)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,135,151	(44,775)	74	100,530	(7,293)	7	1,235,681	(52,068)
Nonagency	—	—	—	1	—	1	1	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	43,747	(2,055)	6	2,525	(102)	1	46,272	(2,157)
Asset-backed securities
Collateralized loan obligations	223,458	(4,332)	33	—	—	—	223,458	(4,332)
Corporate debt securities	—	—	—	50,644	(10,952)	8	50,644	(10,952)
Total available-for-sale securities	$1,908,543	$(67,758)	218	$199,691	$(22,462)	46	$2,108,234	$(90,220)
Securities held-to-maturity
Debt securities:
U.S. government agency debentures	$23,652	$(1,348)	1	$—	$—	—	$23,652	$(1,348)
U.S. states and political subdivisions	222,154	(10,276)	353	2,478	(183)	6	224,632	(10,459)
Residential mortgage-backed securities:
U.S. government agencies	422,192	(11,617)	22	—	—	—	422,192	(11,617)
Commercial mortgage-backed securities:
U.S. government agencies	48,831	(1,190)	8	—	—	—	48,831	(1,190)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,382,915	(81,818)	66	—	—	—	1,382,915	(81,818)
Nonagency
Commercial collateralized mortgage-backed securities:
U.S. government agencies	208,863	(11,052)	19	—	—	—	208,863	(11,052)
Collateralized loan obligations
Nonagency
Corporate debt securities	64,541	(725)	23	—	—	—	64,541	(725)
Total held-to-maturity securities	$2,373,148	$(118,026)	492	$2,478	$(183)	6	$2,375,626	$(118,209)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	September 30, 2013
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$57,258	$(3,495)	100	$—	$—	—	$57,258	$(3,495)
Residential mortgage-backed securities:
U.S. government agencies	309,239	(10,035)	23	—	—	—	309,239	(10,035)
Commercial mortgage-backed securities:
U.S. government agencies	50,823	(2,220)	7	—	—	—	50,823	(2,220)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,073,105	(38,995)	69	—	—	—	1,073,105	(38,995)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	38,938	(1,690)	5	—	—	—	38,938	(1,690)
Asset-backed securities
Collateralized loan obligations	165,359	(3,295)	26	—	—	—	165,359	(3,295)
Corporate debt securities	—	—	—	50,850	(10,732)	8	50,850	(10,732)
Total available-for-sale securities	$1,694,722	$(59,730)	230	$50,850	$(10,732)	8	$1,745,572	$(70,462)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,864	$(1,136)	1	$—	$—	—	$23,864	$(1,136)
U.S. states and political subdivisions	226,853	(9,243)	362	987	(14)	1	227,840	(9,257)
Residential mortgage-backed securities:
U.S. government agencies	252,007	(8,578)	13	—	—	—	252,007	(8,578)
Commercial mortgage-backed securities:
U.S. government agencies	44,168	(1,025)	7	—	—	—	44,168	(1,025)
Residential collateralized mortgage securities:
U.S. government agencies	1,416,238	(68,719)	64	—	—	—	1,416,238	(68,719)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	191,402	(8,936)	18	—	—	—	191,402	(8,936)
Corporate debt securities	66,774	(501)	24	—	—	—	66,774	(501)
Total held-to-maturity securities	$2,221,306	$(98,138)	489	$987	$(14)	1	$2,222,293	$(98,152)

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

The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in OCI, net of tax.

The investment securities portfolio was in a net unrealized loss position of $31.8 million at September 30, 2014, compared to a net unrealized loss position of $55.9 million at December 31, 2013 and a net unrealized loss position of $29.9 million at September 30, 2013. Gross unrealized losses were $64.6 million as of September 30, 2014, compared to $90.2 million at December 31, 2013, and $70.5 million at September 30, 2013. As of September 30, 2014, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. The fair values of the agency MBSs have been impacted by the rising interest rate environment relative to when they were purchased. The fair value of the CLOs have been impacted by increased supply which has widened spreads. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014 and has recognized the total amount of the impairment in OCI, net of tax.

The Corporation also holds $290.4 million of CLOs with a gross unrealized loss position of $7.3 million as of September 30, 2014. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2014. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$12,583	$2,969	$16,749	$9,163	$—	$—	$7,501	$—	$48,965	3.59%
Over one year through five years	—	—	66,352	820,635	35,549	1,561,512	7	154,809	—	—	2,638,864	2.22%
Over five years through ten years	—	—	126,235	172,783	32,466	29,642	—	39,208	282,920	—	683,254	3.17%
Over ten years	—	—	31,897	—	—	—	—	—	—	54,594	86,491	2.02%
Fair Value	$—	$—	$237,067	$996,387	$84,764	$1,600,317	$7	$194,017	$290,421	$54,594	$3,457,574	2.42%
Amortized Cost	$—	$—	$229,528	$983,038	$86,485	$1,635,780	$7	$195,512	$297,389	$61,638	$3,489,377
Weighted-Average Yield	—%	—%	5.23%	2.63%	2.12%	1.98%	3.48%	1.97%	2.61%	0.95%	2.42%
Weighted-Average Maturity	—	—	6.20	3.98	3.95	3.82	1.99	3.69	6.06	13.06	4.37

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$5,003	$84,201	$—	$6,194	$—	$—	$—	$—	$—	$95,398	1.70%
Over one year through five years	—	—	68,480	478,503	14,874	1,312,389	—	159,582	—	91,776	2,125,604	1.85%
Over five years through ten years	24,244	—	200,709	122,333	43,988	46,838	—	90,630	—	—	528,742	2.90%
Over ten years	—	—	197,428	—	—	—	—	—	—	—	197,428	5.47%
Fair Value	$24,244	$5,003	$550,818	$600,836	$65,056	$1,359,227	$—	$250,212	$—	$91,776	$2,947,172	2.27%
Amortized Cost	$25,000	$5,000	$539,014	$602,220	$65,704	$1,415,421	$—	$258,436	$—	$91,467	$3,002,262
Weighted-Average Yield	1.43%	0.25%	4.70%	2.15%	2.08%	1.60%	—%	2.28%	—%	2.22%	2.27%
Weighted-Average Maturity	5.08	0.33	9.65	4.61	4.92	4.10	—	4.78	—	3.28	4.95

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.     Loans

    Loans outstanding as of September 30, 2014, December 31, 2013, and September 30, 2013, net of unearned income, consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Originated loans:
Commercial	$7,626,166	$6,648,279	$6,420,369
Residential mortgage	605,998	529,253	487,283
Installment	2,277,533	1,727,925	1,647,095
Home equity	1,062,013	920,066	889,372
Credit cards	160,113	148,313	145,113
Leases	339,936	239,551	199,907
Total originated loans	12,071,759	10,213,387	9,789,139
Allowance for originated loan losses	(90,883)	(96,484)	(98,291)
Net originated loans	$11,980,876	$10,116,903	$9,690,848
Acquired loans:
Commercial	$1,272,244	$1,725,970	$1,963,746
Residential mortgage	410,065	470,652	466,594
Installment	809,820	1,004,569	1,080,298
Home equity	252,975	294,424	306,783
Total acquired loans	2,745,104	3,495,615	3,817,421
Allowance for acquired loan losses	(6,206)	(741)	—
Net acquired loans	$2,738,898	$3,494,874	$3,817,421
Covered loans:
Commercial	$262,319	$375,860	$422,225
Residential mortgage	43,672	50,679	52,796
Installment	5,148	6,162	6,361
Home equity	83,278	97,442	102,908
Loss share receivable	30,746	61,827	69,986
Total covered loans	425,163	591,970	654,276
Allowance for covered loan losses	(42,988)	(44,027)	(45,544)
Net covered loans	$382,175	$547,943	$608,732
Total loans:
Commercial	$9,160,729	$8,750,109	$8,806,340
Residential mortgage	1,059,735	1,050,584	1,006,673
Installment	3,092,501	2,738,656	2,733,754
Home equity	1,398,266	1,311,932	1,299,063
Credit cards	160,113	148,313	145,113
Leases	339,936	239,551	199,907
Loss share receivable	30,746	61,827	69,986
Total loans	15,242,026	14,300,972	14,260,836
Total allowance for loan losses	(140,077)	(141,252)	(143,835)
Total Net loans	$15,101,949	$14,159,720	$14,117,001

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $6.4 million, $6.6 million and $7.5 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

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

Total outstanding acquired impaired loans as of September 30, 2014 and 2013 were $659.7 million and $902.9 million, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
Acquired Impaired Loans	2014		2013		2014		2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$137,442	$519,250	$120,067	$752,682	$136,646	$601,000	$—	$—
Additions due to Citizens acquisition on April 12, 2013	—	—	—	—	—	—	131,558	819,715
Accretion	(12,950)	12,950	(8,914)	8,914	(37,437)	37,437	(18,004)	18,004
Net reclassifications from nonaccretable to accretable	6,646	—	—	—	36,659	—	—	—
Payments received, net	—	(53,150)	—	(90,729)	—	(159,387)	—	(166,852)
Disposals	(4,714)	—	(4,546)	—	(9,444)	—	(6,947)	—
Balance at end of period	$126,424	$479,050	$106,607	$670,867	$126,424	$479,050	$106,607	$670,867

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. These covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL and are accounted for as acquired impaired loans. A loss share receivable was recorded at the date of acquisition which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans.

Changes in the loss share receivable associated with covered loans for the three and nine months ended September 30, 2014 and 2013 were as follows:

Loss Share Receivable	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$43,981	$83,910	$61,827	$113,734
Amortization	(6,932)	(5,226)	(16,980)	(19,327)
Increase/(decrease) due to impairment (recapture) on covered loans	2,908	1,032	3,835	8,890
FDIC reimbursement	(7,006)	(7,284)	(13,330)	(23,231)
Covered loans paid in full	(2,205)	(2,446)	(4,606)	(10,080)
Balance at end of the period	$30,746	$69,986	$30,746	$69,986

Total outstanding covered impaired loans were $520.3 million and $811.3 million as of September 30, 2014 and 2013, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
Covered Impaired Loans	2014		2013		2014		2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$53,655	$316,481	$81,758	$537,257	$67,282	$403,692	$113,288	$762,386
Accretion	(9,683)	9,683	(14,056)	14,056	(34,438)	34,438	(51,327)	51,327
Net reclassifications from non-accretable to accretable	8,684	—	12,745	—	20,290	—	28,726	—
Payments received, net	—	(41,598)	—	(103,514)	—	(153,564)	—	(365,914)
Disposals	(711)	—	(1,309)	—	(1,189)	—	(11,549)	—
Balance at end of period	$51,945	$284,566	$79,138	$447,799	$51,945	$284,566	$79,138	$447,799

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of September 30, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$1,833	$321	$3,302	$5,456	$5,033,864	$5,039,320	$120	$12,124
CRE	4,111	1,251	5,918	11,280	2,108,454	2,119,734	523	10,223
Construction	255	—	—	255	466,857	467,112	—	—
Leases	—	—	—	—	339,936	339,936	—	—
Consumer
Installment	12,040	3,553	4,353	19,946	2,257,587	2,277,533	3,630	3,205
Home Equity Lines	1,975	538	705	3,218	1,058,795	1,062,013	390	1,426
Credit Cards	746	434	688	1,868	158,245	160,113	423	412
Residential Mortgages	11,533	2,836	7,703	22,072	583,926	605,998	3,452	11,931
Total	$32,493	$8,933	$22,669	$64,095	$12,007,664	$12,071,759	$8,538	$39,321
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$626	$5,478	$5,303	$11,407	$540,082	$551,489	$—	$876
CRE	4,568	2,269	20,776	27,613	682,882	710,495	370	2,072
Construction	3,179	—	687	3,866	6,394	10,260	—	—
Consumer
Installment	6,764	2,164	1,045	9,973	799,847	809,820	542	1,059
Home Equity Lines	2,540	1,234	2,872	6,646	246,329	252,975	1,279	680
Residential Mortgages	262	2,724	5,710	8,696	401,369	410,065	520	1,305
Total	$17,939	$13,869	$36,393	$68,201	$2,676,903	$2,745,104	$2,711	$5,992
Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$288	$—	$6,535	$6,823	$49,253	$56,076	n/a	n/a
CRE	1,656	1,524	66,219	69,399	123,347	192,746	n/a	n/a
Construction	—	—	11,981	11,981	1,516	13,497	n/a	n/a
Consumer
Installment	67	—	—	67	5,081	5,148	n/a	n/a
Home Equity Lines	2,327	315	4,065	6,707	76,571	83,278	n/a	n/a
Residential Mortgages	6,216	402	3,734	10,352	33,320	43,672	n/a	n/a
Total	$10,554	$2,241	$92,534	$105,329	$289,088	$394,417	n/a	n/a

(a) Installment loans 90 days or more past due and accruing include $2.5 million of loans guaranteed by the U.S. government as of September 30, 2014.
(b) Excludes loss share receivable of $30.7 million as of September 30, 2014.
(c) Acquired and covered impaired loans were not classified as nonperforming assets at September 30, 2014 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of September 30, 2013
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (a)	Loans
Commercial
C&I	$3,571	$3,889	$4,931	$12,391	$3,851,704	$3,864,095	$201	$5,234
CRE	2,794	1,414	8,976	13,184	2,214,228	2,227,412	1,047	13,821
Construction	—	—	24	24	328,838	328,862	—	85
Leases	726	—	—	726	199,181	199,907	—	—
Consumer
Installment	9,825	3,392	5,378	18,595	1,628,500	1,647,095	4,506	3,894
Home Equity Lines	1,094	498	1,118	2,710	886,662	889,372	500	2,038
Credit Cards	781	434	700	1,915	143,198	145,113	365	422
Residential Mortgages	13,487	3,771	9,344	26,602	460,681	487,283	5,833	10,094
Total	$32,278	$13,398	$30,471	$76,147	$9,712,992	$9,789,139	$12,452	$35,588

Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing ( c )	Loans ( c )
Commercial
C&I	$2,107	$331	$2,325	$4,763	$972,898	$977,661	$—	$2,029
CRE	3,068	2,816	25,268	31,152	936,751	967,903	—	—
Construction	—	—	—	—	18,182	18,182	—	—
Consumer
Installment	10,883	2,866	1,446	15,195	1,065,103	1,080,298	—	954
Home Equity Lines	3,779	982	3,522	8,283	298,500	306,783	—	2,184
Residential Mortgages	18,347	3,204	10,724	32,275	434,319	466,594	2,719	737
Total	$38,184	$10,199	$43,285	$91,668	$3,725,753	$3,817,421	$2,719	$5,904

Covered Loans (b)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (c)	Loans (c)
Commercial
C&I	$3,729	$730	$12,493	$16,952	$66,287	$83,239	n/a	n/a
CRE	1,299	5,672	117,839	124,810	184,087	308,897	n/a	n/a
Construction	943	—	25,996	26,939	3,150	30,089	n/a	n/a
Consumer
Installment	57	4	—	61	6,300	6,361	n/a	n/a
Home Equity Lines	1,532	22	1,781	3,335	99,574	102,909	n/a	n/a
Residential Mortgages	8,333	661	5,966	14,960	37,835	52,795	n/a	n/a
Total	$15,893	$7,089	$164,075	$187,057	$397,233	$584,290	n/a	n/a

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of September 30, 2014
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$42,653	$695	$—	$8,929	$52,277
Grade 2	214,307	3,523	—	12,525	230,355
Grade 3	1,164,149	285,652	36,953	58,157	1,544,911
Grade 4	3,458,074	1,761,138	420,721	258,880	5,898,813
Grade 5	119,252	29,410	9,359	1,233	159,254
Grade 6	40,885	39,316	79	212	80,492
Grade 7	—	—	—	—	—
Total	$5,039,320	$2,119,734	$467,112	$339,936	$7,966,102

	Acquired Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—
Grade 3	14,464	26,216	—	—	40,680
Grade 4	492,667	592,969	10,260	—	1,095,896
Grade 5	19,672	44,570	—	—	64,242
Grade 6	24,686	46,740	—	—	71,426
Grade 7	—	—	—	—	—
Total	$551,489	$710,495	$10,260	$—	$1,272,244

	Covered Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,373	—	—	—	1,373
Grade 3	—	—	—	—	—
Grade 4	40,902	101,360	686	—	142,948
Grade 5	1,245	3,908	—	—	5,153
Grade 6	12,556	87,478	12,659	—	112,693
Grade 7	—	—	152	—	152
Total	$56,076	$192,746	$13,497	$—	$262,319

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$34,909	$241	$—	$9,271	$44,421
Grade 2	108,709	3,730	—	2,900	115,339
Grade 3	802,624	315,150	25,632	54,446	1,197,852
Grade 4	3,083,458	1,759,383	306,795	167,022	5,316,658
Grade 5	71,857	34,969	267	5,750	112,843
Grade 6	38,010	56,314	6,231	162	100,717
Grade 7	—	—	—	—	—
Total	$4,139,567	$2,169,787	$338,925	$239,551	$6,887,830

	Acquired Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,741	703	—	—	2,444
Grade 3	79,634	29,224	—	—	108,858
Grade 4	643,495	722,307	13,246	—	1,379,048
Grade 5	46,807	93,499	—	—	140,306
Grade 6	22,402	72,912	—	—	95,314
Grade 7	—	—	—	—	—
Total	$794,079	$918,645	$13,246	$—	$1,725,970

	Covered Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	968	—	—	—	968
Grade 3	—	—	—	—	—
Grade 4	41,115	113,863	601	—	155,579
Grade 5	427	6,219	—	—	6,646
Grade 6	31,621	153,318	23,208	—	208,147
Grade 7	2,106	194	2,220	—	4,520
Total	$76,237	$273,594	$26,029	$—	$375,860

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of September 30, 2013
(In thousands)
	Originated Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$32,144	$1,216	$—	$9,932	$43,292
Grade 2	82,906	3,711	—	3,173	89,790
Grade 3	867,186	368,918	27,041	29,631	1,292,776
Grade 4	2,796,101	1,770,768	300,154	152,778	5,019,801
Grade 5	48,912	30,502	323	3,325	83,062
Grade 6	36,846	52,297	1,344	1,068	91,555
Grade 7	—	—	—	—	—
Total	$3,864,095	$2,227,412	$328,862	$199,907	$6,620,276
Acquired Loans
	Acquired Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	96	—	—	—	96
Grade 3	27,827	29,123	—	—	56,950
Grade 4	849,858	744,362	18,182	—	1,612,402
Grade 5	55,558	102,256	—	—	157,814
Grade 6	44,322	92,162	—	—	136,484
Grade 7	—	—	—	—	—
Total	$977,661	$967,903	$18,182	$—	$1,963,746

	Covered Commercial Loans
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	996	—	—	—	996
Grade 3	—	—	—	—	—
Grade 4	45,557	116,056	601	—	162,214
Grade 5	624	15,364	943	—	16,931
Grade 6	33,957	176,286	26,401	—	236,644
Grade 7	2,105	1,191	2,144	—	5,440
Total	$83,239	$308,897	$30,089	$—	$422,225

4.    Allowance for Loan Losses

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three and nine months ended September 30, 2014 and 2013, as well as the corresponding recorded investment in originated loans at the end of the period:

As of September 30, 2014
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$43,256	$8,730	$1,323	$1,028	$12,243	$13,903	$7,328	$4,139	$91,950
Charge-offs	(3,569)	(570)	—	—	(5,041)	(1,361)	(778)	(91)	(11,410)
Recoveries	1,262	43	5	2	2,944	708	403	114	5,481
Provision for loan losses	(3,824)	243	170	(294)	3,514	4,648	559	(154)	4,862
Allowance for originated loan losses, ending balance	$37,125	$8,446	$1,498	$736	$13,660	$17,898	$7,512	$4,008	$90,883
Nine Months Ended
Allowance for originated loan losses, beginning balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Charge-offs	(9,203)	(3,345)	—	—	(14,739)	(3,403)	(3,544)	(1,484)	(35,718)
Recoveries	2,681	77	35	374	8,735	2,227	1,260	219	15,608
Provision for loan losses	666	(551)	(1,347)	(719)	7,729	6,174	2,056	501	14,509
Allowance for originated loan losses, ending balance	$37,125	$8,446	$1,498	$736	$13,660	$17,898	$7,512	$4,008	$90,883

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$1,399	$1,620	$—	$—	$1,086	$190	$322	$1,435	$6,052
Collectively evaluated for impairment	35,726	6,826	1,498	736	12,574	17,708	7,190	2,573	84,831
Total ending allowance for originated loan losses balance	$37,125	$8,446	$1,498	$736	$13,660	$17,898	$7,512	$4,008	$90,883
Originated loans:
Originated loans individually evaluated for impairment	$11,155	$22,597	$—	$—	$23,575	$7,624	$912	$26,108	$91,971
Originated loans collectively evaluated for impairment	5,028,165	2,097,137	467,112	339,936	2,253,958	1,054,389	159,201	579,890	11,979,788
Total ending originated loan balance	$5,039,320	$2,119,734	$467,112	$339,936	$2,277,533	$1,062,013	$160,113	$605,998	$12,071,759

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of September 30, 2013
(In thousands)
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
(In thousands)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Allowance for Acquired Loan Losses

In accordance with the acquisition method of accounting, the Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans, that is, based on a specific reserve analysis for loans individually evaluated for impairment and based on historical loss rates for loans collectively evaluated for impairment. If the computed ALL is greater than the remaining fair value discount, the excess is added to the ALL through a provision for loan losses. If the computed ALL is less, no additional ALL is recognized. As of September 30, 2014, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three and nine months ended September 30, 2014, provision for loan losses, equal to net charge-offs, of $3.2 million and $12.6 million, respectively, were recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

The ALL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized in the current period by an increase in the acquired ALL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established acquired ALL is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. See Note 3 (Loans) for further information on changes in accretable yield.

The following table presents activity in the allowance for acquired impaired loan losses for the three and nine months ended September 30, 2014. There was no allowance for acquired impaired loans as of September 30, 2013.

Allowance for Acquired Impaired Loan Losses	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2014	2014
Balance at beginning of the period	$4,977	$741
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses	1,229	5,465
Balance at end of the period	$6,206	$6,206

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. Additionally, the Corporation elected to account for all covered loans as impaired except for those loans acquired with

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

revolving privileges, which are outside the scope of impaired loan accounting, and, therefore, are accounted for as covered nonimpaired loans. As of September 30, 2014, the computed ALL was less than the remaining fair value discount, therefore, no ALL for covered nonimpaired loans was recorded.

The following table presents activity in the allowance for covered impaired loan losses for the three and nine months ended September 30, 2014 and 2013:

Allowance for Covered Impaired Loan Losses	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of the period	$45,109	$49,069	$44,027	$43,255
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	2,827	2,855	10,255	19,009
Net (benefit)/recapture attributable to FDIC loss share agreements	(2,908)	(1,032)	(3,835)	(8,890)
Net provision/(recapture) for loan losses	(81)	1,823	6,420	10,119
Increase (decrease) in loss share receivable	2,908	1,032	3,835	8,890
Loans charged-off	(4,948)	(6,380)	(11,294)	(16,720)
Balance at end of the period	$42,988	$45,544	$42,988	$45,544

During the three months ended September 30, 2014, $2.8 million of losses on covered impaired loans were recognized with an offsetting increase of $2.9 million in the loss share receivable. This net recapture of $0.1 million compares to a net provision of $1.8 million in the three months ended September 30, 2013. During the nine months ended September 30, 2014, $10.3 million of provision on covered impaired loans was recognized with an offsetting increase of $3.8 million in the loss share receivable. This net provision of $6.4 million compares to $10.1 million in the nine months ended September 30, 2013.

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

Interest income recognized on impaired loans was $0.2 million and $0.4 million for the three months and nine months ended September 30, 2014, respectively, compared to $0.1 million and $0.3 million for the three months and nine months ended September 30, 2013, respectively. Interest income which would have been earned in accordance with the original terms was $0.7 million and $2.0 million for the three months and nine months ended September 30, 2014, respectively, compared to $0.6 million and $2.4 million for the three months and nine months ended September 30, 2013, respectively.

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

As of September 30, 2014
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$8,411	$15,740	$—	$12,484
CRE	16,576	22,625	—	17,035
Construction	—	—	—	—
Consumer
Installment	3,899	4,001	—	3,959
Home equity line	2,015	2,045	—	2,073
Credit card	27	27	—	44
Residential mortgages	12,576	15,552	—	12,720
Subtotal	43,504	59,990	—	48,315
Impaired loans with a related allowance
Commercial
C&I	2,744	2,798	1,399	2,896
CRE	6,021	6,022	1,620	3,381
Construction	—	—	—	—
Consumer
Installment	19,676	20,314	1,086	20,039
Home equity line	5,609	5,829	190	5,779
Credit card	885	885	322	981
Residential mortgages	13,532	13,641	1,435	13,566
Subtotal	48,467	49,489	6,052	46,642
Total impaired loans	$91,971	$109,479	$6,052	$94,957

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013.

	As of September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	39	$2,673	$10,032
CRE	63	18,087	22,905
Construction	31	—	—
Total originated commercial	133	20,760	32,937
Consumer
Installment	1,238	23,575	24,315
Home equity lines	275	7,624	7,874
Credit card	244	912	912
Residential mortgages	325	26,108	29,193
Total originated consumer	2,082	58,219	62,294
Total originated loans	2,215	$78,979	$95,231
Acquired loans
Commercial
C&I	1	$3	$3
CRE	2	2,336	2,336
Total acquired commercial	3	2,339	2,339
Consumer
Installment	37	960	1,021
Home equity lines	121	5,995	6,041
Residential mortgages	24	1,610	1,836
Total acquired consumer	182	8,565	8,898
Total acquired loans	185	$10,904	$11,237
Covered loans
Commercial
C&I	6	$177	$1,620
CRE	24	35,904	51,067
Construction	10	650	10,899
Total covered commercial	40	36,731	63,586
Consumer
Home equity lines	62	8,458	8,458
Residential mortgages	2	336	336
Total covered consumer	64	8,794	8,794
Total covered loans	104	$45,525	$72,380
Total loans
Commercial
C&I	46	$2,853	$11,655
CRE	89	56,327	76,308
Construction	41	650	10,899
Total commercial	176	59,830	98,862
Consumer
Installment	1,275	24,535	25,336
Home equity lines	458	22,077	22,373
Credit card	244	912	912
Residential mortgages	351	28,054	31,365
Total consumer	2,328	75,578	79,986
Total loans	2,504	$135,408	$178,848

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of September 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	35	$5,455	$9,533
CRE	49	15,508	19,848
Construction	31	958	1,237
Total originated commercial	115	21,921	30,618
Consumer
Installment	1,655	28,578	29,960
Home equity lines	240	6,916	7,255
Credit card	339	1,253	1,253
Residential mortgages	292	23,065	25,683
Total originated consumer	2,526	59,812	64,151
Total originated loans	2,641	$81,733	$94,769
Acquired loans
Commercial
C&I	1	6	6
Total acquired commercial	1	6	6
Consumer
Home equity lines	3	260	307
Total acquired consumer	3	260	307
Total acquired loans	4	$266	$313
Covered loans
Commercial
C&I	4	$1,537	$2,377
CRE	24	43,024	58,252
Construction	10	4,040	23,796
Total covered commercial	38	48,601	84,425
Consumer
Home equity lines	48	5,753	5,777
Residential mortgages	1	152	151
Total covered consumer	49	5,905	5,928
Total covered loans	87	$54,506	$90,353
Total loans
Commercial
C&I	40	$6,998	$11,916
CRE	73	58,532	78,100
Construction	41	4,998	25,033
Total commercial	154	70,528	115,049
Consumer
Installment	1,655	28,578	29,960
Home equity lines	291	12,929	13,339
Credit card	339	1,253	1,253
Residential mortgages	293	23,217	25,834
Total consumer	2,578	65,977	70,386
Total loans	2,732	$136,505	$185,435

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three and nine months ended September 30, 2014 and 2013 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

modification as well as forgiveness of principal. Loans modified as TDRs during the three and nine months ended September 30, 2014 and 2013 did not involve the forgiveness of principal; accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three and nine months ended September 30, 2014 and 2013 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At September 30, 2014, the Corporation had $0.5 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of September 30, 2014, December 31, 2013, and September 30, 2013, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of September 30, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$594	$—	$594	$116	$1,963	$2,079	$2,673	$653
CRE	14,350	—	14,350	1,562	2,175	3,737	18,087	70
Construction	—	—	—	—	—	—	—	—
Total originated commercial	14,944	—	14,944	1,678	4,138	5,816	20,760	723
Consumer
Installment	21,046	533	21,579	1,847	149	1,996	23,575	1,086
Home equity lines	6,479	180	6,659	915	50	965	7,624	190
Credit card	800	97	897	—	15	15	912	322
Residential mortgages	14,228	3,384	17,612	5,113	3,383	8,496	26,108	1,435
Total originated consumer	42,553	4,194	46,747	7,875	3,597	11,472	58,219	3,033
Total originated TDRs	$57,497	$4,194	$61,691	$9,553	$7,735	$17,288	$78,979	$3,756
Acquired loans
Commercial
C&I	—	—	—	3	—	3	3	3
CRE	1,627	—	1,627	709	—	709	2,336	148
Total acquired commercial	1,627	—	1,627	712	—	712	2,339	151
Consumer
Installment	842	75	917	25	18	43	960	137
Home equity lines	5,764	89	5,853	142	—	142	5,995	—
Residential mortgages	824	—	824	737	49	786	1,610	14
Total acquired consumer	7,430	164	7,594	904	67	971	8,565	151
Total acquired TDRs	$9,057	$164	$9,221	$1,616	$67	$1,683	$10,904	$302
Covered loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,729	30,175	35,904	—	—	—	35,904	2,949
Construction	650	—	650	—	—	—	650	55
Total covered commercial	6,379	30,352	36,731	—	—	—	36,731	3,004
Consumer
Home equity lines	7,498	624	8,122	336	—	336	8,458	—
Residential mortgages	336	—	336	—	—	—	336	26
Total covered consumer	7,834	624	8,458	336	—	336	8,794	26
Total covered TDRs	$14,213	$30,976	$45,189	$336	$—	$336	$45,525	$3,030
Total loans
Commercial
C&I	$594	$177	$771	$119	$1,963	$2,082	$2,853	$656
CRE	21,706	30,175	51,881	2,271	2,175	4,446	56,327	3,167
Construction	650	—	650	—	—	—	650	55
Total commercial	22,950	30,352	53,302	2,390	4,138	6,528	59,830	3,878
Consumer
Installment	21,888	608	22,496	1,872	167	2,039	24,535	1,223
Home equity lines	19,741	893	20,634	1,393	50	1,443	22,077	190
Credit card	800	97	897	—	15	15	912	322
Residential mortgages	15,388	3,384	18,772	5,850	3,432	9,282	28,054	1,475
Total consumer	57,817	4,982	62,799	9,115	3,664	12,779	75,578	3,210
Total TDRs	$80,767	$35,334	$116,101	$11,505	$7,802	$19,307	$135,408	$7,088

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,438	$879	$2,317	$177	$1,955	$2,132	$4,449	$665
CRE	10,442	382	10,824	1,208	3,900	5,108	15,932	32
Construction	848	—	848	—	57	57	905	—
Total originated commercial	12,728	1,261	13,989	1,385	5,912	7,297	21,286	697
Consumer
Installment	23,342	1,238	24,580	2,483	222	2,705	27,285	1,014
Home equity lines	5,313	194	5,507	1,206	12	1,218	6,725	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,276	3,327	15,603	4,360	3,104	7,464	23,067	1,133
Total originated consumer	41,977	4,825	46,802	8,049	3,339	11,388	58,190	2,682
Total originated TDRs	$54,705	$6,086	$60,791	$9,434	$9,251	$18,685	$79,476	$3,379
Acquired loans
Commercial
C&I	$—	$—	$—	$6	$—	$6	$6	$—
CRE	1,730	—	1,730	—	—	—	1,730	—
Total acquired commercial	1,730	—	1,730	6	—	6	1,736	—
Consumer
Installment	369	136	505	—	—	—	505	—
Home equity lines	182	—	182	63	—	63	245	—
Residential mortgages	245	—	245	32	154	186	431	—
Total acquired consumer	796	136	932	95	154	249	1,181	—
Total acquired TDRs	$2,526	$136	$2,662	$101	$154	$255	$2,917	$—
Covered loans
Commercial
C&I	$362	$742	$1,104	$—	$—	$—	$1,104	$—
CRE	5,259	34,736	39,995	—	—	—	39,995	3,022
Construction	698	3,446	4,144	—	—	—	4,144	800
Total covered commercial	6,319	38,924	45,243	—	—	—	45,243	3,822
Consumer
Home equity lines	5,377	24	5,401	—	—	—	5,401	—
Residential mortgages	150	—	150	—	—	—	150	—
Total covered consumer	5,527	24	5,551	—	—	—	5,551	—
Total covered TDRs	$11,846	$38,948	$50,794	$—	$—	$—	$50,794	$3,822
Commercial
C&I	$1,800	$1,621	$3,421	$183	$1,955	$2,138	$5,559	$665
CRE	17,431	35,118	52,549	1,208	3,900	5,108	57,657	3,054
Construction	1,546	3,446	4,992	—	57	57	5,049	800
Total commercial	20,777	40,185	60,962	1,391	5,912	7,303	68,265	4,519
Consumer
Installment	23,711	1,374	25,085	2,483	222	2,705	27,790	1,014
Home equity lines	10,872	218	11,090	1,269	12	1,281	12,371	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,671	3,327	15,998	4,392	3,258	7,650	23,648	1,133
Total consumer	48,300	4,985	53,285	8,144	3,493	11,637	64,922	2,682
Total TDRs	$69,077	$45,170	$114,247	$9,535	$9,405	$18,940	$133,187	$7,201

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of September 30, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$3,249	$180	$3,429	$395	$1,631	$2,026	$5,455	$736
CRE	10,333	347	10,680	1,976	2,852	4,828	15,508	294
Construction	895	—	895	63	—	63	958	—
Total originated commercial	14,477	527	15,004	2,434	4,483	6,917	21,921	1,030
Consumer
Installment	24,194	1,261	25,455	2,803	320	3,123	28,578	552
Home equity lines	5,544	112	5,656	1,260	—	1,260	6,916	197
Credit card	1,134	117	1,251	—	2	2	1,253	261
Residential mortgages	12,566	3,094	15,660	4,046	3,359	7,405	23,065	1,302
Total originated consumer	43,438	4,584	48,022	8,109	3,681	11,790	59,812	2,312
Total originated TDRs	$57,915	$5,111	$63,026	$10,543	$8,164	$18,707	$81,733	$3,342
Acquired loans
Commercial
C&I	$—	$—	$—	$—	$6	$6	$6	$—
Total acquired commercial	—	—	—	—	6	6	6	—
Consumer
Home equity lines	196	—	196	—	64	64	260	—
Total acquired consumer	196	—	196	—	64	64	260	—
Total acquired TDRs	$196	$—	$196	$—	$70	$70	$266	$—
Covered loans
Commercial
C&I	$795	$742	$1,537	$—	$—	$—	$1,537	$446
CRE	5,479	37,545	43,024	—	—	—	43,024	2,832
Construction	925	3,115	4,040	—	—	—	4,040	1,001
Total covered commercial	7,199	41,402	48,601	—	—	—	48,601	4,279
Consumer
Home equity lines	5,256	497	5,753	—	—	—	5,753	—
Residential mortgages	152	—	152	—	—	—	152	—
Total covered consumer	5,408	497	5,905	—	—	—	5,905	—
Total covered TDRs	$12,607	$41,899	$54,506	$—	$—	$—	$54,506	$4,279
Total loans
Commercial
C&I	$4,044	$922	$4,966	$395	$1,637	$2,032	$6,998	$1,182
CRE	15,812	37,892	53,704	1,976	2,852	4,828	58,532	3,126
Construction	1,820	3,115	4,935	63	—	63	4,998	1,001
Total commercial	21,676	41,929	63,605	2,434	4,489	6,923	70,528	5,309
Consumer
Installment	24,194	1,261	25,455	2,803	320	3,123	28,578	552
Home equity lines	10,996	609	11,605	1,260	64	1,324	12,929	197
Credit card	1,134	117	1,251	—	2	2	1,253	261
Residential mortgages	12,718	3,094	15,812	4,046	3,359	7,405	23,217	1,302
Total consumer	49,042	5,081	54,123	8,109	3,745	11,854	65,977	2,312
Total TDRs	$70,718	$47,010	$117,728	$10,543	$8,234	$18,777	$136,505	$7,621

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

possible further impairment. The ALL may be increased, adjustments may be made in the allocation of the ALL, or partial charge-offs may be taken to further write-down the carrying value of the loan.

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms.  In the event of a subsequent default, the ALL continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the three months ended September 30, 2014, as well as the recorded investment in these restructured loans as of September 30, 2014.

	As of September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	3	$115
CRE	1	328
Construction	—	—
Total originated commercial	4	443
Consumer
Installment	4	22
Home equity lines	—	—
Credit card	—	—
Residential mortgages	—	—
Total originated consumer	4	$22
Covered loans
Consumer
Installment	—	—
Home equity lines	—	—
Residential mortgages	—	—
Total covered consumer	—	$—
Acquired loans
Consumer
Installment	1	77
Home equity lines	1	61
Residential mortgages	—	—
Total acquired consumer	2	$138
Total loans
Commercial
C&I	3	$115
CRE	1	328
Construction	—	—
Total commercial	4	443
Consumer
Installment	5	99
Home equity lines	1	61
Credit card	—	—
Residential mortgages	—	—
Total consumer	6	160
Total	10	$603

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	4	$1,773
CRE	6	3,101
Construction	1	231
Total originated commercial	11	5,105
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total originated consumer	51	$490
Covered loans
Commercial
C&I	—	$—
CRE	1	—
Construction	1	45
Total covered commercial	2	$45
Acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total acquired commercial	—	—
Consumer
Installment	—	—
Home equity lines	—	—
Residential mortgages	—	—
Total acquired consumer	—	$—
Total loans
Commercial
C&I	4	$1,773
CRE	7	3,101
Construction	2	276
Total commercial	13	5,150
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total consumer	51	490
Total	64	$5,640

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of September 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	—	$—
CRE	1	920
Construction	—	—
Total originated commercial	1	920
Consumer
Installment	1	3
Home equity lines	1	24
Credit card	9	74
Residential mortgages	3	1,858
Total originated consumer	14	$1,959
Covered loans
Consumer
Installment	—	—
Home equity lines	—	—
Residential mortgages	—	—
Total covered consumer	—	$—
Acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total acquired commercial	—	—
Consumer
Installment	—	—
Home equity lines	—	—
Residential mortgages	—	—
Total acquired consumer	—	$—
Total loans
Commercial
C&I	—	$—
CRE	1	920
Construction	—	—
Total commercial	1	920
Consumer
Installment	1	3
Home equity lines	1	24
Credit card	9	74
Residential mortgages	3	1,858
Total consumer	14	1,959
Total	15	$2,879

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of September 30, 2014, December 31, 2013, and September 30, 2013. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2013 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	September 30, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (a)	$82,323	$(17,712)	$64,611
Lease intangible	238	(167)	71
Trust Relationships (b)	14,000	(4,729)	9,271
	$96,561	(22,608)	$73,953

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (a)	$87,533	$(16,065)	$71,468
Non-compete covenant	102	(102)	—
Lease intangible	238	(140)	98
Trust Relationships (b)	14,000	(2,811)	11,189
	$101,873	$(19,118)	$82,755

	September 30, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (a)	$87,533	$(14,325)	$73,208
Non-compete covenant	102	(96)	6
Lease intangible	238	(131)	107
Trust relationships (b)	14,000	(1,874)	12,126
	$101,873	$(16,426)	$85,447

(a) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives which range from 10-15 years.
(b) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $8.8 million in the nine months ended September 30, 2014, compared to $5.7 million in the nine months ended September 30, 2013. Estimated amortization expense for each of the next five years is as follows: 2014 - $2.9 million; 2015 - $10.4 million; 2016 - $9.2 million; 2017 - $8.2 million; and 2018 - $7.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

6.     Shareholders' Equity

Common Stock Warrant

The Corporation has an outstanding warrant issued to the U.S. Treasury to initially purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, which reduces the exercise price on a penny for penny basis for any dividend paid along with a corresponding increase in the amount of shares available to purchase, the U.S. Treasury can purchase up to 2,538,596 shares at an adjusted exercise price of $17.73 as of September 30, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Basic EPS:
Net income	$63,898	$40,715	$176,872	$126,510
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469	4,407	3,868
Income allocated to participating securities	519	310	1,433	1,102
Net income attributable to common shareholders	$61,910	$38,936	$171,032	$121,540
Weighted average Common Stock outstanding used in basic EPS	165,389	165,044	165,263	144,402
Basic net income per common share	$0.37	$0.24	$1.03	$0.84

Diluted EPS:
Income used in diluted earnings per common share calculation	$61,910	$38,936	$171,032	$121,540

Weighted average Common Stock outstanding used in basic EPS	165,389	165,044	165,263	144,402
Add: Common Stock equivalents:
Warrant and stock plans	415	830	653	2,990
Weighted average Common and Common Stock equivalent shares outstanding	165,804	165,874	165,916	147,392
Diluted net income per common share	$0.37	$0.23	$1.03	$0.82

Common Stock equivalents consist of employee stock award plans and the Common Stock warrant. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential Common Stock for the nine months ended September 30, 2014 and 2013 totaled 0.9 million and 1.5 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three and nine months ended September 30, 2014 and September 30, 2013:

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$105,191	$317,178	$95,710	$283,839	$5,119	$14,596	$(12,442)	$(32,556)	$193,578	$583,057
Provision (recapture) for loan losses	(7,642)	(7,476)	7,627	25,149	362	713	8,845	20,596	9,192	38,982
Noninterest income	21,096	69,083	28,270	80,651	14,108	41,624	6,259	18,206	69,733	209,564
Noninterest expense	58,221	181,435	85,954	269,331	12,777	37,874	6,193	11,238	163,145	499,878
Net income (loss)	49,211	137,995	19,759	45,506	3,956	11,460	(9,028)	(18,089)	63,898	176,872
AVERAGES:
Assets	$9,407,684	$9,225,407	$5,700,960	$5,565,047	$289,549	$263,513	$9,185,583	$9,283,686	$24,583,776	$24,337,653

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income (loss)	$117,476	$300,423	$103,046	$248,704	$4,286	$12,727	$(21,468)	$(49,137)	$203,340	$512,717
Provision (recapture) for loan losses	(27)	6,866	905	7,071	(736)	(570)	6,237	10,267	6,379	23,634
Noninterest income	21,364	60,980	30,723	88,916	13,216	34,347	5,787	13,680	71,090	197,923
Noninterest expense	57,033	151,587	96,153	235,518	14,650	38,698	42,763	79,830	210,599	505,633
Net income (loss)	53,136	131,704	23,910	61,985	2,090	5,469	(38,421)	(72,648)	40,715	126,510
AVERAGES:
Assets	$8,685,333	$8,020,824	$5,659,553	$4,646,817	$266,028	$255,538	$9,402,680	$7,709,479	$24,013,594	$20,632,658

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

At September 30, 2014, December 31, 2013, and September 30, 2013, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2013		September 30, 2014		December 31, 2013		September 30, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$—	$—	$—	$—	$100,490	$7,584	$126,637	$11,574	$133,159	$13,289

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

Derivatives Not Designated in Hedge Relationships

As of September 30, 2014, December 31, 2013, and September 30, 2013, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2013		September 30, 2014		December 31, 2013		September 30, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$1,655,371	$40,937	$1,622,525	$46,577	$1,546,228	$51,044	$1,655,371	$40,937	$1,622,531	$46,577	$1,546,228	$51,044
Mortgage loan commitments	167,634	1,975	90,541	891	144,572	2,729	—	—	—	—	—	—
Forward sales contracts	—	—	40,906	384	—	—	67,528	91	—	—	68,581	1,081
Credit contracts	20,504	—	—	—	—	—	58,157	—	49,914	—	50,336	—
Foreign exchange	14,745	185	6,478	50	5,716	66	14,074	153	6,893	50	6,295	92
Equity swap	—	—	—	—	—	—	61,145	515	63,813	—	54,763	—
Total	$1,858,254	$43,097	$1,760,450	$47,902	$1,696,516	$53,839	$1,856,275	$41,696	$1,743,151	$46,627	$1,726,203	$52,217

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between three to nine years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one year to ten years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.2 million as of September 30, 2014. The fair values of the sold swap participations were not material at September 30, 2014, December 31, 2013, and September 30, 2013.

Gains and losses recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2014 and 2013 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Mortgage loan commitments	Other operating income	$(516)	$1,950	$1,084	$(1,672)
Forward sales contracts	Other operating income	454	(5,538)	(476)	(1,019)
Foreign exchange contracts	Other operating income	320	195	1,012	(118)
Equity swap	Other operating expense	515	—	515	—
Total		$773	$(3,393)	$2,135	$(2,809)

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer, a derivative clearing organization, or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. Derivative contracts may be executed with a counterparty or cleared through a FCM with a derivative clearing organization approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the ISDA. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's ALCO. Under the Dodd-Frank legislation, as of June 10, 2013, the Corporation must clear all interest rate swaps through a clearing house and the credit exposure is to the recognized derivative clearing organization. Margin requirements are established by the derivative clearing organization. When entering into cleared swap, the Corporation must post collateral to the FCM in the amount required by the clearing organization. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS. Collateral posted against derivative liabilities was $55.0 million, $70.5 million and $78.2 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of September 30, 2014, December 31, 2013, and September 30, 2013. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of September 30, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative Assets
Interest rate swaps - non-designated	$1,498	$—	$1,498	$(1,498)	$—	$—
Foreign exchange	180	—	180	—	(180)	—
Total derivative assets	$1,678	$—	$1,678	$(1,498)	$(180)	$—

Derivative liabilities
Interest rate swaps - designated	$7,584	$—	$7,584	$—	$(7,584)	$—
Interest rate swaps - non-designated	39,439	—	39,439	(1,498)	(37,941)	—
Foreign exchange	—	—	—	—	—	—
Total derivative liabilities	$47,023	$—	$47,023	$(1,498)	$(45,525)	$—

	As of December 31, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$4,791	$—	$4,791	$(4,791)	$—	$—
Foreign exchange	4	—	4	(4)	—	—
Total derivative assets	$4,795	$—	$4,795	$(4,795)	$—	$—

Derivative liabilities
Interest rate swaps - designated	$11,574	$—	$11,574	$—	$(11,574)	$—
Interest rate swaps - non-designated	41,787	—	41,787	(4,791)	(36,996)	—
Foreign exchange	46	—	46	(4)	(42)	—
Total derivative liabilities	$53,407	$—	$53,407	$(4,795)	$(48,612)	$—

	As of September 30, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (a)	Collateral (b)
Derivative assets
Interest rate swaps - non-designated	$2,585	$—	$2,585	$(2,585)	$—	$—
Foreign exchange	66	—	66	(92)	26	—
Total derivative assets	$2,651	$—	$2,651	$(2,677)	$26	$—

Derivative liabilities
Interest rate swaps - designated	$13,289	$—	$13,289	$—	$(13,289)	$—
Interest rate swaps - non-designated	48,458	—	48,458	(2,585)	(45,873)	—
Foreign exchange	92	—	92	(92)	—	—
Total derivative liabilities	$61,839	$—	$61,839	$(2,677)	$(59,162)	$—

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

9.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$182	$585	$546	$1,755
Interest cost	3,584	2,632	10,753	7,896
Expected return on assets	(4,009)	(2,960)	(12,026)	(8,880)
Amortization of unrecognized prior service costs	633	117	1,965	351
Amortization of Actuarial Gain	708	1,174	2,221	3,522
Net periodic pension cost	$1,098	$1,548	$3,459	$4,644

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$16	$24	$49	$74
Interest cost	164	130	491	390
Amortization of unrecognized prior service costs	(117)	(117)	(351)	(351)
Amortization of Actuarial Gain	59	67	177	201
Net periodic postretirement cost	$122	$104	$366	$314

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

•
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2014, December 31, 2013, and September 30, 2013:

		Fair Value by Hierarchy
(In thousands)	September 30, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,916	$2,916	$—	$—
Non-marketable equity securities	2,500	—	—	2,500
U.S. States and political subdivisions	237,067	—	237,067	—
Residential mortgage-backed securities:
U.S. government agencies	996,387	—	996,387	—
Commercial mortgage-backed securities:
U.S. government agencies	84,764	—	84,764	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,600,317	—	1,600,317	—
Non-agency	7	—	1	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	194,017	—	194,017	—
Corporate debt securities	54,594	—	—	54,594
Asset-backed securities:
Collateralized loan obligations	290,421	—	—	290,421
Total available for sale securities	3,462,990	2,916	3,112,553	347,521
Residential loans held for sale	19,512	—	19,512	—
Derivative assets:
Interest rate swaps - nondesignated	40,937	—	40,937	—
Mortgage loan commitments	1,975	—	1,975	—
Foreign exchange	185	—	185	—
Total derivative assets	43,097	—	43,097	—
Total fair value of assets (a)	$3,525,599	$2,916	$3,175,162	$347,521
Derivative liabilities:
Interest rate swaps - fair value hedges	$7,584	$—	$7,584	$—
Interest rate swaps - nondesignated	40,937	—	40,937	—
Forward sales contracts	91	—	91	—
Foreign exchange	153	—	153	—
Equity swap	515	—	—	515
Total derivative liabilities	49,280	—	48,765	515
True-up liability	12,804	—	—	12,804
Total fair value of liabilities (a)	$62,084	$—	$48,765	$13,319
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$22,229	$—	$—	$22,229
Impaired loans (c)	55,406	—	—	55,406
Other property (d)	14,896	—	—	14,896
Other real estate covered by loss share (e)	5,798	—	—	5,798
Total fair value	$98,329	$—	$—	$98,329

(a) - There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the three months ended September 30, 2014.
(b) - MSRs with a recorded investment of $22.2 million were reduced by a specific valuation allowance totaling $0.5 million to a reported carrying value of $21.7 million resulting in recognition of $0.1 million in recoveries included in loans sales and servicing income in the three months ended September 30, 2014.
(c) - Collateral dependent impaired loans with a recorded investment of $59.9 million were reduced by specific valuation allowance allocations totaling $4.5 million to a reported net carrying value of $55.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(d) - Amounts do not include assets held at cost at September 30, 2014. During the three months ended September 30, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.
(e) - Amounts do not include assets held at cost at September 30, 2014. During the three months ended September 30, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses $0.1 million included in noninterest expense.

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

		Fair Value by Hierarchy
(In thousands)	September 30, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,096	$3,096	$—	$—
Non-marketable equity securities	3,281		10	3,271
U.S. States and political subdivisions	272,224	—	272,224	—
Residential mortgage-backed securities:
U.S. government agencies	999,375	—	999,375	—
Commercial mortgage-backed securities:
U.S. government agencies	55,932	—	55,932	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,505,706	—	1,505,706	—
Non-agency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	97,154	—	97,154	—
Corporate debt securities	50,850	—	—	50,850
Asset-backed securities:
Collateralized loan obligations	268,632	—	—	268,632
Total available-for-sale securities	3,256,259	3,096	2,930,401	322,762
Residential loans held for sale	17,813	—	17,813	—
Derivative assets:
Interest rate swaps - nondesignated	51,044	—	51,044	—
Mortgage loan commitments	2,729	—	2,729	—
Foreign exchange	66	—	66	—
Total derivative assets	53,839	—	53,839	—
Total fair value of assets (a)	$3,327,911	$3,096	$3,002,053	$322,762
Derivative liabilities:
Interest rate swaps - fair value hedges	13,289	—	13,289	—
Interest rate swaps - nondesignated	51,044	—	51,044	—
Forward sale contracts	1,081	—	1,081	—
Foreign exchange	92	—	92	—
Total derivative liabilities	65,506	—	65,506	—
True-up liability	11,457	—	—	11,457
Total fair value of liabilities (a)	$76,963	$—	$65,506	$11,457
Nonrecurring fair value measurement
Mortgage servicing rights (b)	$22,616	$—	$—	$22,616
Impaired loans (c)	48,129	—	—	48,129
Other property (d)	13,413	—	—	13,413
Other real estate covered by loss share (e)	8,475	—	—	8,475
Total fair value	$92,633	$—	$—	$92,633

(a) - There were no transfers between levels 1, 2 and 3 of the fair value hierarchy during the three months ended September 30, 2013.
(b) - MSRs with a recorded investment of $22.9 million were reduced by a specific valuation allowance totaling $0.6 million to a reported carrying value of $22.4 million resulting in recovery of a previously recognized expense of $0.1 million in the three months ended September 30, 2013.

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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended September 30, 2014 and 2013, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of September 30, 2014, 10% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its MSRs. The Corporation reviews the estimated fair values and assumptions used by the third-party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 11 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on MSRs valuation assumptions.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation's Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended September 30, 2014.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.31% and 3.59% as of September 30, 2014 and 2013, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.7 million and $0.7 million, respectively, as of September 30, 2014.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $8.0 million, $7.1 million, and $7.3 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.8 million, $4.3 million, and $4.2 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts components of the true-up calculations are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 3 (Loans) and Note 4 (Allowance for Loan Losses) for additional information on the estimated cash flows of the acquired loan portfolios.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$350,733	$12,581	$212,512	$10,937	$347,610	$11,463	$49,661	$12,259
Fair value of assets acquired	—	—	—	—	—	—	3,271	—
(Gains) losses included in earnings (a)	—	223	—	520	—	1,341	—	(802)
Unrealized gains (losses) (b)	277	—	(1,704)	—	3,298	—	(2,066)	—
Purchases	—	—	111,941	—	—	—	271,857	—
Settlements	(3,489)	—	13	—	(3,387)	—	39	—
Balance at ending of period	$347,521	$12,804	$322,762	$11,457	$347,521	$12,804	$322,762	$11,457

(a) Reported in "Other expense"
(b) Reported in "Other comprehensive income (loss)"

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of September 30, 2014, December 31, 2013, and September 30, 2013. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Aggregate fair value carrying amount	$19,512	$11,622	$17,813
Aggregate unpaid principal / contractual balance	18,937	11,438	17,179
Carrying amount over aggregate unpaid principal (a)	$575	$184	$634

(a) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of September 30, 2014, December 31, 2013, and September 30, 2013 are shown in the tables below.

	September 30, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$485,328	$485,328	$485,328	$—	$—
Available-for-sale securities	3,462,990	3,462,990	2,916	3,112,553	347,521
Held-to-maturity securities	3,002,262	2,947,172	—	2,947,172	—
Other securities	148,421	148,421	—	148,421	—
Loans held for sale	19,512	19,512	—	19,512	—
Net originated loans	11,980,876	11,995,816	—	—	11,995,816
Net acquired loans	2,738,898	2,869,303	—	—	2,869,303
Net covered loans and loss share receivable	382,175	382,175	—	—	382,175
Accrued interest receivable	65,736	65,736	—	65,736	—
Derivatives	43,097	43,097	—	43,097	—
Financial liabilities:
Deposits	$19,366,911	$19,370,624	$—	$19,370,624	$—
Federal funds purchased and securities sold under agreements to repurchase	1,273,290	1,273,290	—	1,273,290	—
Wholesale borrowings	608,463	611,753	—	611,753	—
Long-term debt	249,933	259,051	—	259,051	—
Accrued interest payable	5,310	5,310	—	5,310	—
Derivatives	49,280	49,280	—	48,765	515

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$917,822	$917,822	$917,822	$—	$—
Available-for-sale securities	3,273,174	3,273,174	3,036	2,922,527	347,611
Held-to-maturity securities	2,935,688	2,824,240	—	2,824,240	—
Other securities	180,803	180,803	—	180,803	—
Loans held for sale	11,622	11,622	—	11,622	—
Net originated loans	10,116,903	10,017,722	—	—	10,017,722
Net acquired loans	3,494,874	3,627,275	—	—	3,627,275
Net covered loans and loss share receivable	547,943	547,943	—	—	547,943
Accrued interest receivable	52,929	52,929	—	52,929	—
Derivatives	47,902	47,902	—	47,902	—
Financial liabilities:
Deposits	$19,533,601	$19,532,368	$—	$19,532,368	$—
Federal funds purchased and securities sold under agreements to repurchase	851,535	851,535	—	851,535	—
Wholesale borrowings	200,600	204,124	—	204,124	—
Long-term debt	324,428	319,711	—	319,711	—
Accrued interest payable	9,339	9,339	—	9,339	—
Derivatives	58,201	58,201	—	58,201	—

	September 30, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,247,267	$1,247,267	$1,247,267	$—	$—
Available for sale securities	3,256,259	3,256,259	3,096	2,930,401	322,762
Held to maturity securities	2,749,934	2,658,433	—	2,658,433	—
Other securities	270,369	270,369	—	270,369	—
Loans held for sale	17,813	17,813	—	17,813	—
Net originated loans	9,690,848	9,623,848	—	—	9,623,848
Net acquired loans	3,817,421	3,817,421	—	—	3,817,421
Net covered loans and loss share receivable	608,732	608,732	—	—	608,732
Accrued interest receivable	49,820	49,820	—	49,820	—
Derivatives	53,839	53,839	—	53,839	—
Financial liabilities:
Deposits	$19,489,533	$19,508,531	$—	$19,508,531	$—
Federal funds purchased and securities sold under agreements to repurchase	1,049,801	1,049,801	—	1,049,801	—
Wholesale borrowings	200,858	204,461	—	204,461	—
Long-term debt	324,425	321,255	—	321,255	—
Accrued interest payable	5,884	5,884	—	5,884	—
Derivatives	65,506	65,506	—	65,506	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

Cash and cash equivalents – Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value.

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

Federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt – The carrying amount of variable rate borrowings including federal funds purchased approximates the estimated fair value. Quoted market prices or the discounted cash flow method was used to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

estimate the fair value of the Corporation's long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

Accrued interest payable – The carrying amount is considered a reasonable estimate of fair value.

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

11.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the nine months ended September 30, 2014 and 2013, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $257.0 million and $468.8 million, respectively, and recognized pretax gains of $5.4 million and $10.8 million, respectively, which are included as a component of loan sales and servicing income. As of September 30, 2014 and 2013, the Corporation retained the related MSRs on $228.5 million and $431.9 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at September 30, 2014 and $2.7 billion at September 30, 2013. For the nine months ended September 30, 2014 and 2013, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $4.9 million and $4.7 million, respectively.

Servicing rights are presented within other assets on the accompanying Consolidated Balance Sheets. The retained servicing rights are initially valued at fair value. Since MSRs do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its MSRs. Additional information can be found in Note 10 (Fair Value Measurement). MSRs are subsequently measured using the amortization method. Accordingly, the MSRs are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$22,150	$22,604	$22,760	$21,316
Addition of Citizens' MSRs on Acquisition Date	—	—	—	1,065
Additions	1,035	1,450	2,242	4,151
Amortization	(996)	(1,131)	(2,813)	(3,609)
Balance at end of period	22,189	22,923	22,189	22,923
Valuation allowance at beginning of period	(562)	(482)	(282)	(2,564)
Recoveries (Additions)	57	(90)	(223)	1,992
Valuation allowance at end of period	(505)	(572)	(505)	(572)
MSRs, net carrying balance	$21,684	$22,351	$21,684	$22,351
Fair value at end of period	$22,229	$22,616	$22,229	$22,616

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the nine months ended September 30, 2014 and 2013.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at September 30, 2014 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	10.88%
Decrease in fair value from 10% adverse change	$753
Decrease in fair value from 25% adverse change	$1,813
Discount rate assumption	9.89%
Decrease in fair value from 100 basis point adverse change	$699
Decrease in fair value from 200 basis point adverse change	$1,352
Expected weighted-average life (in months)	101.5

12.     Contingencies and Guarantees

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. On November 20, 2013, the Eleventh District denied those applications. On December 4, 2013, the Bank and Corporation filed a notice of appeal with the Ohio Supreme Court, and on January 3, 2014, they filed with the Ohio Supreme Court a memorandum in support of the Court's exercising its jurisdiction and accepting the appeal. The plaintiffs filed an opposition, and, on April 24, 2014, the Ohio Supreme Court declined to accept jurisdiction. On August 6, 2014, the Bank and Corporation filed a motion asking the trial court to stay the lawsuit pending arbitration of claims subject to an arbitration agreement. That motion has been fully briefed and is awaiting a decision by the court. On August 25, 2014, the parties stipulated to a revised class definition (without affecting the pending motion to stay), and an order approving that stipulation is awaiting court approval.

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

CRBC 401(k) Litigation

Participants in the Citizens Republic Bancorp 401(k) Plan filed a lawsuit in the United States Court for the Eastern District of Michigan in 2011, alleging that Citizens and certain of its officers and directors violated the Employee Retirement Income Security Act by offering Citizens common stock as an investment alternative

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

in the Plan during periods when it was imprudent to do so and by failing to adequately monitor fiduciaries responsible for administering the Plan. The lawsuit, captioned Kidd v. Citizens Republic Bancorp, Inc. et al., Case No. 2:11-cv-11709, asserts claims for monetary and injunctive relief on behalf of a purported class of participants and beneficiaries in the Plan who held Citizens stock in their Plan accounts during the period from April 17, 2008 to "the present." In April 2014, the court denied the defendants' motion to dismiss the second amended complaint. The action is currently stayed pending a court-ordered mediation process.

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 8 (Derivatives and Hedging Activities). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The reserve for unfunded lending commitments at September 30, 2014, December 31, 2013, and September 30, 2013 was $7.0 million, $7.9 million and $8.5 million, respectively. Additional information pertaining to this allowance is included in Note 4 (Allowance for Loan Losses) and under the heading "Allowance for Loan Losses and Reserve for Unfunded Lending Commitments" within Management's Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of September 30, 2014, December 31, 2013, and September 30, 2013. This amount represents the Corporation's maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

Loan commitments
(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial	$3,640,755	$3,367,625	$3,521,227
Consumer	2,361,476	2,179,010	2,057,115
Total loan commitments	$6,002,231	$5,546,635	$5,578,342

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of September 30, 2014, December 31, 2013, and September 30, 2013.

Financial guarantees
(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Standby letters of credit	$227,835	$196,400	$200,835
Loans sold with recourse	43,260	45,082	50,882
Total financial guarantees	$271,095	$241,482	$251,717

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $142.3 million at September 30, 2014, the remaining guarantees extend in varying amounts through 2019.

Asset Sales

The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of September 30, 2014, December 31, 2013, and September 30, 2013, the Corporation had sold $33.0 million, $34.6 million, and $38.2 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $7.6 million, $8.7 million, and $7.9 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively, for potential losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of September 30, 2014, the Corporation continued to service approximately $6.4 million in manufactured housing loans that were sold with recourse. As of September 30, 2014, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans, consistent with the reserve balance at December 31, 2013 and September 30, 2013.

The total reserve associated with loans sold with recourse was approximately $8.7 million, $9.9 million, and $9.0 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively, and is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects Management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$7,900	$1,122	$9,022
Net realized losses	(600)	—	(600)
Net increase (decrease) to reserve	250	—	250
Balance at end of period	$7,550	$1,122	$8,672

	Three Months Ended September 30, 2013
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$7,287	$1,106	$8,393
Assumed obligation	—	—	—
Net realized losses	(1,983)	—	(1,983)
Net increase (decrease) to reserve	2,546	3	2,549
Balance at end of period	$7,850	$1,109	$8,959

	Nine Months Ended September 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net realized losses	(3,357)	—	(3,357)
Net increase (decrease) to reserve	2,170	8	2,178
Balance at end of period	$7,550	$1,122	$8,672

	Nine Months Ended September 30, 2013
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Assumed obligation	6,000	—	6,000
Net realized losses	(3,053)	—	(3,053)
Net increase (decrease) to reserve	3,403	(58)	3,345
Balance at end of period	$7,850	$1,109	$8,959

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(5,696)	$(1,994)	$(3,702)	$(45,072)	$(15,775)	$(29,297)
Changes in unrealized securities' holding gains/(losses)	(16,207)	(5,672)	(10,535)	24,293	8,503	15,790
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(563)	(197)	(366)	(1,551)	(543)	(1,008)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(14)	(5)	(9)	(150)	(53)	(97)
Balance at the end of the period	(22,480)	(7,868)	(14,612)	(22,480)	(7,868)	(14,612)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(55,084)	(19,279)	(35,805)	(57,812)	(20,233)	(37,579)
Current year actual losses (gains)	—	—	—	—	—	—
Amortization of actuarial gain	768	269	499	2,398	839	1,559
Amortization of prior service cost reclassified to other noninterest expense	516	181	335	1,614	565	1,049
Balance at the end of the period	(53,800)	(18,829)	(34,971)	(53,800)	(18,829)	(34,971)
Total Accumulated Other Comprehensive Income	$(76,280)	$(26,697)	$(49,583)	$(76,280)	$(26,697)	$(49,583)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(420)	$(146)	$(274)	$85,259	$29,841	$55,418
Changes in unrealized securities' holding gains/(losses)	(17,491)	(6,123)	(11,368)	(104,853)	(36,699)	(68,154)
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(534)	(187)	(347)	(1,654)	(579)	(1,075)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(1)	—	(1)	2,802	981	1,821
Balance at the end of the period	(18,446)	(6,456)	(11,990)	(18,446)	(6,456)	(11,990)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(110,188)	(38,565)	(71,623)	(110,188)	(38,565)	(71,623)
Current year actual losses (gains)	—	—	—	—	—	—
Amortization of actuarial gain	—	—	—	—	—	—
Amortization of prior service cost reclassified to other noninterest expense	—	—	—	—	—	—
Balance at the end of the period	(110,188)	(38,565)	(71,623)	(110,188)	(38,565)	(71,623)
Total Accumulated Other Comprehensive Income	$(128,634)	$(45,021)	$(83,613)	$(128,634)	$(45,021)	$(83,613)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

(In thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(14)	$(150)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(5)	(53)	Income tax expense (benefit)
Reclassified amount, net of tax	$(9)	$(97)

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(1)	$2,802	Investment securities losses (gains), net
Tax expense (benefit) (35%)	—	981	Income tax expense (benefit)
Reclassified amount, net of tax	$(1)	$1,821

14.     Subsequent Events

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended					Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
	2014	2014	2014	2013	2013	2014	2013
EARNINGS
Net interest income TE (a)	$197,644	$199,666	$197,854	$202,145	$207,079	$595,166	$523,057
TE adjustment (a)	4,066	4,089	3,954	4,077	3,739	12,109	10,340
Provision for originated loan losses	4,862	5,993	3,654	1,552	2,523	14,509	11,482
Provision for acquired loan losses	4,411	5,815	7,827	5,515	2,033	18,053	2,033
Provision for covered loan losses	(81)	3,445	3,055	2,983	1,823	6,420	10,119
Noninterest income	69,733	72,560	67,270	72,420	71,090	209,564	197,923
Noninterest expense	163,145	167,400	169,331	178,620	210,599	499,878	505,633
Net income	63,898	59,519	53,455	57,174	40,715	176,872	126,510
Diluted EPS (c)	0.37	0.35	0.31	0.33	0.23	1.03	0.82
PERFORMANCE RATIOS
Return on average assets (ROA)	1.03%	0.98%	0.90%	0.94%	0.67%	0.97%	0.82%
Return on average equity (ROE)	9.03%	8.62%	7.93%	8.48%	6.07%	8.54%	7.29%
Return on average tangible common equity (d)	13.41%	12.92%	11.98%	12.96%	9.29%	12.78%	10.98%
Net interest margin TE (a)	3.60%	3.75%	3.84%	3.89%	4.05%	3.73%	3.93%
Efficiency ratio (d)	59.92%	60.43%	62.77%	64.08%	74.64%	61.04%	69.07%
Number of full-time equivalent employees	4,302	4,392	4,521	4,570	4,666	4,302	4,666
MARKET DATA
Book value per common share	$17.05	$16.88	$16.62	$16.38	$16.08	$17.05	$16.08
Tangible book value per common share (d)	11.52	11.33	11.03	10.77	10.47	11.52	10.47
Period end common share market value	17.62	19.75	20.83	22.23	21.72	17.62	21.72
Market as a % of book	103%	117%	125%	136%	135%	103%	135%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.48	$0.48
Common Stock dividend payout ratio	43.24%	45.71%	51.61%	48.48%	69.57%	46.60%	58.54%
Average basic common shares	165,389	165,335	165,060	165,054	165,044	165,263	144,402
Average diluted common shares	165,804	166,147	166,004	166,097	165,874	165,916	147,392
Period end common shares	165,384	165,393	165,087	165,056	165,045	165,384	165,045
Common shares repurchased	10	186	51	17	7	247	201
Common Stock market capitalization	$2,914,066	$3,266,512	$3,438,762	$3,669,195	$3,584,777	$2,914,066	$3,584,777
ASSET QUALITY (excluding acquired and covered loans) (b)
Gross charge-offs	$11,410	$11,148	$13,160	$9,913	$8,515	$35,718	$30,260
Net charge-offs	5,929	6,159	8,022	3,359	2,877	20,110	12,133
Allowance for originated loan losses	90,883	91,950	92,116	96,484	98,291	90,883	98,291
Reserve for unfunded lending commitments	6,966	7,107	7,481	7,907	8,493	6,966	8,493
Nonperforming assets (NPAs)	63,119	60,922	62,711	60,883	55,426	63,119	55,426
Net charge-offs to average loans ratio	0.20%	0.22%	0.31%	0.13%	0.12%	0.24%	0.18%
Allowance for originated loan losses to period-end loans	0.75%	0.80%	0.85%	0.94%	1.00%	0.75%	1.00%
Allowance for credit losses to period-end loans	0.81%	0.86%	0.92%	1.02%	1.09%	0.81%	1.09%
NPAs to loans and other real estate	0.52%	0.53%	0.58%	0.60%	0.57%	0.52%	0.57%
Allowance for originated loan losses to nonperforming loans	231.13%	250.27%	212.01%	228.62%	276.19%	231.13%	276.19%
Allowance for credit losses to nonperforming loans	248.85%	269.61%	229.23%	247.35%	300.06%	248.85%	300.06%
CAPITAL & LIQUIDITY
Period end tangible common equity to assets (d)	8.01%	7.89%	7.69%	7.70%	7.41%	8.01%	7.41%
Average equity to assets	11.42%	11.40%	11.32%	11.12%	11.08%	11.38%	11.24%
Average equity to total loans	18.58%	18.90%	19.04%	18.81%	18.97%	18.83%	18.68%
Average total loans to deposits	77.36%	75.15%	73.11%	72.84%	72.11%	75.22%	74.99%
AVERAGE BALANCES
Assets	$24,583,776	$24,291,276	$24,144,570	$24,034,846	$24,013,594	$24,337,653	$20,632,658
Deposits	19,531,800	19,496,795	19,636,506	19,517,476	19,456,231	19,554,649	16,554,834
Originated loans	11,814,314	11,092,101	10,448,383	9,988,587	9,377,826	11,123,269	8,999,316
Acquired loans, including covered loans, less loss share receivable	3,295,547	3,558,810	3,907,802	4,227,693	4,652,101	3,585,143	3,415,749
Earning assets	21,804,243	21,367,496	20,903,863	20,593,750	20,276,825	21,361,832	17,790,295
Shareholders' equity	2,807,886	2,768,352	2,733,226	2,673,635	2,661,546	2,770,095	2,319,638
ENDING BALANCES
Assets	$24,608,207	$24,564,431	$24,498,661	$23,912,028	$24,137,730	$24,608,207	$24,137,730
Deposits	19,366,911	19,298,396	19,811,674	19,533,601	19,489,533	19,366,911	19,489,533
Originated loans	12,071,759	11,467,193	10,826,913	10,213,387	9,789,139	12,071,759	9,789,139
Acquired loans, including covered loans,less loss share receivable	3,139,521	3,458,453	3,726,952	4,025,758	4,401,711	3,139,521	4,401,711
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	73,953	76,886	79,819	82,755	85,447	73,953	85,447
Earning assets	21,930,840	21,789,773	21,715,302	21,048,910	21,297,250	21,930,840	21,297,250
Total shareholders' equity	2,820,431	2,791,738	2,742,966	2,702,894	2,654,645	2,820,431	2,654,645
NOTES:

(a) - The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statements of Comprehensive Income.
(b) - Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans and covered assets are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(c) - Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013.
(d) - See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.

HIGHLIGHTS OF THIRD QUARTER OF 2014 PERFORMANCE

The Corporation reported third quarter 2014 net income of $63.9 million, or $0.37 per diluted share. This compares with $59.5 million, or $0.35 per diluted share, for the second quarter 2014 and $40.7 million, or $0.23 per diluted share, for the third quarter 2013.

ROE and ROA for the third quarter 2014 were 9.03% and 1.03%, respectively, compared with 8.62% and 0.98%, respectively, for the second quarter 2014 and 6.07% and 0.67%, respectively, for the third quarter 2013.

Net Interest Income

Net interest income on a fully tax-equivalent (“TE”) basis was $197.6 million in the third quarter 2014 compared with $199.7 million in the second quarter 2014 and $207.1 million in the third quarter 2013.

Net interest margin was 3.60% for the third quarter 2014 compared with 3.75% for the second quarter 2014 and 4.05% for the third quarter 2013. Net interest margin compression in the third quarter, compared with the second quarter of 2014, resulted from lower accretion from the acquired and covered loan portfolios due to the continued decline in the loan balances.

Average originated loans were $11.8 billion during the third quarter 2014, an increase of $722.2 million, or 6.51%, compared with the second quarter 2014, and an increase of $2.4 billion, or 25.98%, compared with the third quarter 2013. Average originated commercial loans increased $349.8 million, or 4.87%, compared with the prior quarter, and increased $1.4 billion, or 22.89%, compared with the year-ago quarter.

Average deposits were $19.5 billion during the third quarter 2014, an increase of $35.0 million, or 0.18%, compared with the second quarter 2014, and an increase of $75.6 million, or 0.39%, compared with the third quarter 2013. During the third quarter 2014, average core deposits, which exclude time deposits, increased $33.2 million, or 0.19%, compared with the second quarter 2014 and increased $460.9 million, or 2.75%, compared with the third quarter 2013. Average time deposits increased $1.8 million, or 0.08%, and decreased $385.3 million, or 14.16%, respectively, over the prior and year-ago quarters. For the third quarter 2014, average core deposits accounted for 88.04% of total average deposits, compared with 88.03% for the second quarter 2014 and 86.02% for the third quarter 2013.

Average investments decreased $16.3 million, or 0.24%, compared with the second quarter 2014 and increased $487.0 million, or 7.92%, compared with the third quarter 2013.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the third quarter 2014 was $69.7 million, a decrease of $2.8 million, or 3.81%, from the second quarter 2014 and a decrease of $1.4 million, or 1.93%, from the third quarter 2013. Included in noninterest income in the third quarter 2014 was $1.2 million of net losses on covered loan resolutions, compared to net gains of $4.1 million and $1.8 million in the second quarter 2014 and third quarter 2013, respectively.

Noninterest income, excluding net securities gains and losses, as a percentage of net revenue for the third quarter 2014 was 26.08% compared with 26.63% for second quarter 2014 and 25.56% for the third quarter 2013. Net revenue is defined as net interest income, on an TE basis, plus other income, excluding gains and losses from securities sales.

Noninterest Expense

Noninterest expense for the third quarter 2014 was $163.1 million, a decrease of $4.3 million, or 2.54%, from the second quarter 2014 and a decrease of $47.5 million, or 22.53%, from the third quarter 2013. There were no merger related costs included in noninterest expense in the third quarter of 2014; however, included in noninterest expense in the third quarter 2013 were merger related costs associated with the Citizens acquisition of $33.4 million. The Corporation's efficiency ratio was 59.92% for the third quarter 2014, compared with 60.43% for the second quarter 2014 and 74.64% for the third quarter 2013.

The effective tax rate was 29.76% for the third quarter 2014 compared with 30.37% for the second quarter 2014 and 29.13% for the third quarter 2013.

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

Net charge-offs on originated loans totaled $5.9 million, or 0.20% of average originated loans in the third quarter 2014, compared with $6.2 million, or 0.22% of average originated loans, in the second quarter 2014 and $2.9 million, or 0.12% of average originated loans, in the third quarter 2013.

Nonperforming assets totaled $63.1 million at September 30, 2014, an increase of $2.2 million, or 3.61%, compared with June 30, 2014 and an increase of $7.7 million, or 13.88%, compared with September 30, 2013. Nonperforming assets at September 30, 2014 represented 0.52% of period-end originated loans plus other real estate compared with 0.53% at June 30, 2014 and 0.57% at September 30, 2013.

The allowance for originated loan losses totaled $90.9 million at September 30, 2014. At September 30, 2014, the allowance for originated loan losses was 0.75% of period-end originated loans compared with 0.80% at June 30, 2014 and 1.00% at September 30, 2013. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 0.81% of period end originated loans at

September 30, 2014, compared with 0.86% at June 30, 2014 and 1.09% at September 30, 2013. The allowance for credit losses to nonperforming loans was 248.85% at September 30, 2014, compared with 269.61% at June 30, 2014 and 300.06% at September 30, 2013.

Balance Sheet

The Corporation’s total assets at September 30, 2014 were $24.6 billion, an increase of $43.8 million, or 0.18%, compared with June 30, 2014 and an increase of $470.5 million, or 1.95%, compared with September 30, 2013.

Total deposits were $19.4 billion at September 30, 2014, an increase of $68.5 million, or 0.36%, from June 30, 2014 and a decrease of $122.6 million, or 0.63%, from September 30, 2013. Core deposits totaled $17.0 billion at September 30, 2014, a decrease of $54.2 million, or 0.32%, from June 30, 2014 and an increase of $123.3 million, or 0.73%, from September 30, 2013.

Shareholders’ equity was $2.8 billion as of September 30, 2014 and June 30, 2014, and $2.7 billion as of September 30, 2013. The Corporation maintained a strong capital position as tangible common equity to assets was 8.01% at September 30, 2014, compared with 7.89% at June 30, 2014 and 7.41% at September 30, 2013. The common share cash dividend paid in the third quarter 2014 was $0.16 per share.

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

The new rules will apply to the Bank and the Corporation on a consolidated basis. The rules revise minimum capital requirements and prompt corrective action thresholds and introduce a new common equity tier 1 capital or "CET1" requirement. The new minimum capital to risk-weighted assets requirements are a common equity tier 1 capital ratio of 4.5% and a tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio is 4.0%. The rules adopt stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. A new capital conservation buffer of 2.5% of risk-weighted assets is being phased-in over a transition period ending December 31, 2018. Failure to maintain the in excess of the capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. When the new rules are fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prior prompt corrective action well-capitalized thresholds. The new rules increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and make selected other changes in risk weights to off-balance sheet commitments. The rules remove any reference to external credit ratings in determining risk weights.

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

NON-GAAP FINANCIAL MEASURES
Figure 2 below presents computations of earnings (loss) and certain other financial measures that exclude certain items that are included in the financial results presented in accordance with GAAP and are therefore considered non-GAAP financial measures. Management believes these non-GAAP financial measures enhance an investor's understanding of the business by providing a meaningful base for period-to-period comparisons, assisting in operating results analysis, and predicting future performance on the same basis as applied by Management and the Board of Directors. These non-GAAP financial measures are also used by Management to assess the performance of the Corporation's business, in comparison to the Corporation's other ongoing operations. Management does not consider the activities related to the adjustments to be indications of ongoing operations. Management and the Board of Directors utilize these non-GAAP financial measures as follows, among others:

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
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. The new Basel III rules, adopted in July 2013, include a common equity Tier I capital (CETI) to risk-weighted assets capital ratio. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the Tier 1 common equity measure, including on a risk-weighted basis. Tangible common equity and Tier 1 common equity are not formally defined by GAAP; accordingly, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators assess the Corporation's capital adequacy using tangible common shareholders' equity and Tier 1 common equity, Management believes this information will assist investors to assess the Corporation's capital adequacy on these same bases.
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
Return on average tangible common shareholders' equity calculates the return on average common shareholders' equity excluding goodwill and other intangible assets. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally.
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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		September 30, 2014	December 31, 2013	September 30, 2013
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,820,431	$2,702,894	$2,654,645
Less:	Intangible assets	73,953	82,755	85,447
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$1,904,738	$1,778,399	$1,727,458
Total assets (GAAP)		24,608,207	23,912,028	24,137,730
Less:	Intangible assets	73,953	82,755	85,447
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$23,792,514	$23,087,533	$23,310,543
Tangible common equity to tangible assets ratio (non-GAAP)		8.01%	7.70%	7.41%
Tier 1 common equity - Basel I
Shareholders' equity (GAAP)		$2,820,431	$2,702,894	$2,654,645
Plus:	Net unrealized (gains) losses on available-for-sale securities	14,612	29,297	11,990
	Losses recorded in AOCI related to defined benefit postretirement plans	34,971	37,579	71,623
	Trust preferred securities	—	74,500	74,500
Less:	Goodwill	741,740	741,740	741,740
	Intangible assets	73,953	82,755	85,447
	Disallowed deferred tax asset	105,483	137,027	141,625
	Other adjustments	1,677	1,944	1,997
Tier 1 capital - Basel I (regulatory)		1,947,161	1,880,804	1,841,949
Less:	Preferred Stock	100,000	100,000	100,000
	Trust preferred securities	—	74,500	74,500
Tier 1 common equity - Basel I (non-GAAP)		$1,847,161	$1,706,304	$1,667,449
Risk-weighted assets - Basel I (regulatory)		$17,433,132	$16,320,833	$16,404,686
Tier 1 common equity ratio - Basel I (non-GAAP)		10.60%	10.45%	10.16%
Tier 1 common ratio - Basel III (estimates) (1)
Shareholders' equity (GAAP)		$2,820,431	$2,702,894	$2,654,645
Plus:	Net unrealized (gains) losses on available-for-sale securities	14,612	29,297	11,990
	Defined benefit postretirement plans in accumulated other comprehensive income	34,971	37,579	71,623
Less:	Non-qualifying goodwill	741,740	741,740	741,740
	Non-qualifying intangible assets	73,953	82,755	85,447
	Disallowed deferred tax asset	173,039	205,962	174,500
	Other adjustments	1,677	1,944	1,997
Tier 1 capital - Basel III (regulatory)		1,879,605	1,737,369	1,734,574
Less:	Preferred Stock	100,000	100,000	100,000
Tier 1 common equity - Basel III (regulatory)		$1,779,605	$1,637,369	$1,634,574
Risk-weighted assets - Basel III (regulatory)		$18,191,746	$17,114,143	$17,337,237
Tier 1 common equity ratio - Basel III		9.78%	9.57%	9.43%

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		September 30, 2014	December 31, 2013	September 30, 2013
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,820,431	$2,702,894	$2,654,645
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity		2,720,431	2,602,894	2,554,645
Less:	Intangible assets	73,953	82,755	85,447
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$1,904,738	$1,778,399	$1,727,458
Period end common shares		165,384	165,056	165,045
Book value per share		$17.05	$16.38	$16.08
Common equity per share		16.45	15.77	15.48
Tangible book value per common share		11.52	10.77	10.47

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2014	2013	2014	2013
Net income		$63,898	$40,715	$176,872	$126,510
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses	—	21,722	706	44,912
	Branch closure costs	$—	$—	$2,568	$—
	Adjusted net income (non-GAAP)	$63,898	$62,437	$180,146	$171,422
Annualized net income (GAAP)		$253,508	$161,532	$236,477	$169,143
	Annualized adjusted net income (non-GAAP)	$253,508	$247,712	$240,855	$229,191
Average assets (GAAP)		$24,583,776	$24,013,594	$24,337,653	$20,632,658
Average equity (GAAP)		2,807,886	2,661,546	2,770,095	2,319,638
Less:	Average Preferred Stock	100,000	100,000	100,000	87,546
Average common shareholders' equity (non-GAAP)		2,707,886	2,561,546	2,670,095	2,232,092
Less:	Average intangible assets	75,387	87,226	78,296	58,096
	Average goodwill	741,739	734,883	741,739	633,203
Average tangible common equity (non-GAAP)		$1,890,760	$1,739,437	$1,850,060	$1,540,793

Return on average assets		1.03%	0.67%	0.97%	0.82%
Adjusted return on average assets net of Citizens' merger related charges (non-GAAP)		1.03%	1.03%	0.99%	1.11%
Return on average equity		9.03%	6.07%	8.54%	7.29%
Adjusted return on average equity net of Citizens' merger related charges (non-GAAP)		9.03%	9.31%	8.69%	9.88%
Return on average tangible common equity (non-GAAP) (3)		13.41%	9.29%	12.78%	10.98%
Adjusted return on average tangible common equity net of Citizens' merger related charges (non-GAAP)		13.41%	14.24%	13.02%	14.87%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2014	2013	2014	2013
Net interest income (GAAP)		$193,578	$203,340	$583,057	$512,717
TE Adjustment		4,066	3,739	12,109	10,340
Net interest income - TE (non-GAAP)		197,644	207,079	595,166	523,057
Noninterest income (GAAP)		69,733	71,090	209,564	197,923
Adjustments to noninterest income (2)
Less:	Securities gains (losses)	14	—	150	(2,803)
Plus:	Branch closure costs (3)	—	—	3,951	—
	Adjusted noninterest income (non-GAAP)	69,719	71,090	213,365	200,726
Total revenue, TE excluding securities gains (losses) (non-GAAP)		267,363	278,169	808,531	723,783
Noninterest expense (GAAP)		163,145	210,599	499,878	505,633
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,933	2,972	8,802	5,700
	Branch closures costs and acquisition related expenses (3)	—	33,418	1,086	66,302
	Adjusted noninterest expense (non-GAAP)	$160,212	$174,209	$489,990	$433,631

Fee income ratio (non-GAAP)		26.08%	25.56%	26.03%	27.73%
Efficiency ratio (non-GAAP)		59.92%	74.64%	61.04%	69.07%
Adjusted efficiency ratio net of Citizens' merger related charges (non-GAAP)		59.92%	62.63%	60.60%	59.91%

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

RESULTS OF OPERATIONS
Figure 3. Average Tax-Equivalent Balance Sheets-Quarter to Date

	Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$521,210			$662,000			$1,415,430
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,276,354	$26,502	1.99%	5,303,645	$26,751	2.02%	4,849,135	$23,551	1.93%
Obligations of states and political subdivisions (tax exempt)	776,376	8,734	4.46%	767,731	8,753	4.57%	712,296	8,890	4.95%
Other securities and federal funds sold	585,980	5,571	3.77%	583,605	5,501	3.78%	590,292	6,215	4.18%
Total investment securities and federal funds sold	6,638,710	40,807	2.44%	6,654,981	41,005	2.47%	6,151,723	38,656	2.49%
Loans held for sale	17,433	154	3.50%	10,196	89	3.51%	18,265	174	3.78%
Loans, including loss share receivable (2)	15,148,100	171,302	4.49%	14,702,319	173,320	4.73%	14,106,837	182,406	5.13%
Total earning assets	21,804,243	$212,263	3.86%	21,367,496	$214,414	4.02%	20,276,825	$221,236	4.33%
Total allowance for loan losses	(140,026)			(146,368)			(146,509)
Other assets	2,398,349			2,408,148			2,467,848
Total assets	$24,583,776			$24,291,276			$24,013,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,603,104	$—	—%	$5,515,807	$—	—%	$5,443,800	$—	—%
Interest-bearing	3,100,904	755	0.10%	3,066,201	745	0.10%	2,720,592	809	0.12%
Savings and money market accounts	8,492,172	5,570	0.26%	8,580,928	5,477	0.26%	8,570,910	6,495	0.30%
Certificates and other time deposits	2,335,620	2,846	0.48%	2,333,859	3,009	0.52%	2,720,929	1,712	0.25%
Total deposits	19,531,800	9,171	0.19%	19,496,795	9,231	0.19%	19,456,231	9,016	0.18%
Securities sold under agreements to repurchase	1,182,507	268	0.09%	1,024,598	233	0.09%	1,011,991	306	0.12%
Wholesale borrowings	438,941	1,397	1.26%	373,213	1,391	1.49%	201,012	936	1.85%
Long-term debt	320,387	3,783	4.68%	324,431	3,893	4.81%	324,424	3,899	4.77%
Total interest-bearing liabilities	15,870,531	14,619	0.37%	15,703,230	14,748	0.38%	15,549,858	14,157	0.36%
Other liabilities	302,255			303,887			358,390
Shareholders’ equity	2,807,886			2,768,352			2,661,546
Total liabilities and shareholders’ equity	$24,583,776			$24,291,276			$24,013,594
Net yield on earning assets	$21,804,243	$197,644	3.60%	$21,367,496	$199,666	3.75%	$20,276,825	$207,079	4.05%
Interest rate spread			3.50%			3.65%			3.97%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $4.1 million, $4.1 million, and $3.7 million for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively.
(2) Nonaccrual loans have been included in the average balances.

	Nine Months Ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$712,490			$875,890
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,244,238	$79,162	2.02%	4,125,541	$64,525	2.09%
Obligations of states and political subdivisions (tax exempt)	761,461	26,100	4.58%	655,257	24,702	5.04%
Other securities and federal funds sold	587,622	17,185	3.91%	488,005	13,618	3.73%
Total investment securities and federal funds sold	6,593,321	122,447	2.48%	5,268,803	102,845	2.61%
Loans held for sale	11,517	302	3.51%	16,860	461	3.66%
Loans, including loss share receivable (2)	14,756,994	515,757	4.67%	12,504,632	460,257	4.92%
Total earning assets	21,361,832	638,506	4.00%	17,790,295	563,563	4.24%
Total allowance for loan losses	(141,766)			(144,954)
Other assets	2,405,097			2,111,427
Total assets	$24,337,653			$20,632,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,536,306	$—	—%	$4,628,252	$—	—%
Interest-bearing	3,071,220	2,236	0.10%	2,128,055	1,784	0.11%
Savings and money market accounts	8,589,882	16,605	0.26%	7,549,165	18,279	0.32%
Certificates and other time deposits	2,357,241	8,319	0.47%	2,249,362	7,149	0.42%
Total deposits	19,554,649	27,160	0.19%	16,554,834	27,212	0.22%
Securities sold under agreements to repurchase	1,031,483	697	0.09%	949,105	949	0.13%
Wholesale borrowings	363,422	3,917	1.44%	191,970	2,955	2.06%
Long-term debt	323,068	11,566	4.79%	265,461	9,390	4.73%
Total interest-bearing liabilities	15,736,316	43,340	0.37%	13,333,118	40,506	0.41%
Other liabilities	294,936			351,650
Shareholders’ equity	2,770,095			2,319,638
Total liabilities and shareholders’ equity	$24,337,653			$20,632,658
Net yield on earning assets	$21,361,832	$595,166	3.73%	$17,790,295	$523,057	3.93%
Interest rate spread			3.63%			3.83%
(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $12.1 million and $10.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.
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

Figure 4. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 and 2013			2014 and 2013
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Due to Volume	Due to Rate	Net	Due to Volume	Due to Rate	Net
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$2,314	$(7)	$2,307	$20,171	$(1,967)	$18,204
Tax-exempt	762	(918)	(156)	3,770	(2,372)	1,398
Loans held for sale	(8)	(12)	(20)	(141)	(18)	(159)
Loans	12,838	(23,942)	(11,104)	79,635	(24,135)	55,500
Total interest income-TE	15,906	(24,879)	(8,973)	103,435	(28,492)	74,943
INTEREST EXPENSE
Interest on deposits:
Interest bearing	104	(158)	(54)	711	(259)	452
Savings and money market accounts	(59)	(866)	(925)	2,314	(3,988)	(1,674)
Certificates and other time deposits	(273)	1,407	1,134	355	815	1,170
Securities sold under agreements to repurchase	47	(85)	(38)	77	(329)	(252)
Wholesale borrowings	831	(370)	461	2,047	(1,085)	962
Long-term debt	(49)	(67)	(116)	2,061	115	2,176
Total interest expense	601	(139)	462	7,565	(4,731)	2,834
Net interest income-TE	$15,305	$(24,740)	$(9,435)	$95,870	$(23,761)	$72,109

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 5 provides net interest income-TE and net interest margin totals for the three and nine months ended September 30, 2014 and 2013:

Figure 5. Net Interest Income and Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net interest income	$193,578	$203,340	$583,057	$512,717
Tax equivalent adjustment	4,066	3,739	12,109	10,340
Net interest income-TE	197,644	207,079	595,166	523,057
Average earning assets	$21,804,243	$20,276,825	21,361,832	17,790,295
Net interest margin	3.60%	4.05%	3.73%	3.93%

For the three months ended September 30, 2014, net interest income-TE was $197.6 million, a decrease of $9.4 million or 4.56% from the year ago period. The net interest margin for the three months ended September 30, 2014 was 3.60%, 45 basis points lower than 4.05% for the same year ago quarter. The decrease in taxable equivalent net interest income was attributable to a decrease in originated and covered loan yields, partially offset by the benefit provided by an increase in average earning assets. Average earning assets increased by $1.5 billion or 7.53% from the three months ended September 30, 2014, compared to the same period in 2013. The increase in average earnings assets primarily reflected a $1.0 billion increase in average total loans and a $487.0 million in average investments. The average yield on earning assets decreased from 4.33% in the third quarter of 2013 to 3.86% in the third quarter of 2014 primarily from decreased yields on originated and covered loans. Originated loan yields were down 31 basis points to 3.55% from the year ago quarter due to competitive pricing pressures in a low rate environment and repayments on higher yielding loans. The yield on covered loans was down 153 basis points from the year ago quarter due to a $3.0 million increase in amortization of the loss share receivable in the three months ended September 30, 2014, which is the result of an improved outlook on the covered loan portfolio. The yield on acquired loans was up 36 basis points to 8.03%, partially offsetting the decreases in the yields of the originated and covered loan portfolios.

Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $3.1 million, while the lower interest rate environment resulted in a decrease in investment interest income of $0.9 million year over year. The higher rates paid on interest bearing deposits during the current quarter resulted in a net increase of $0.2 million in interest expense for the three months ended September 30, 2014, compared to the same prior year period. Higher quarterly average wholesale borrowings and lower rates during the third quarter of 2014 caused a net increase in interest expense of $0.5 million compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.07% for both the three months ended September 30, 2014 and September 30, 2013.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three and nine months ended September 30, 2014 totaled $69.7 million and $209.4 million, respectively. Noninterest income remained relatively flat compared with the same three month period of 2013 and increased $11.6 million, or 5.88%, compared to the nine month period ended September 30, 2013. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 26.08% for the three months ended September 30, 2014, up slightly from 25.56% in the year ago quarter. For the nine months ended September 30, 2014, noninterest income as a percentage of net revenue was 26.03%, down from 27.73% for the same period one year ago. Significant changes in noninterest income for the three and nine months ended September 30, 2014 are discussed immediately after Figure 6. Unless otherwise noted, the Citizens acquisition is contributing to the year over year variances for the nine months ended September 30.

Figure 6. Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Trust department income	$10,300	$9,608	$30,118	$24,515
Service charges on deposits	18,684	22,146	53,860	55,315
Credit card fees	13,754	13,588	39,361	38,128
ATM and other service fees	6,182	5,216	17,998	13,496
Bank owned life insurance income	4,218	4,351	11,840	12,889
Investment services and life insurance	3,606	3,403	10,974	9,247
Investment securities gains/(losses), net	14	—	150	(2,803)
Loan sales and servicing income	4,740	3,644	12,932	19,492
Other operating income	8,235	9,134	32,331	27,644
	$69,733	$71,090	$209,564	$197,923

Bank owned life insurance income for the nine months ended September 30, 2014 decreased $1.0 million, or 8.14%, from the same year ago period as a result of a death benefit received in the first quarter of 2013.

Losses of $2.8 million were realized on the sale of investment securities in the second quarter of 2013 as a result of the sale of approximately $2.2 billion of investments acquired in the Citizens merger which were sold shortly after acquisition to reduce prepayment and credit risk.

Loan sales and servicing income includes amortization and impairment or recovery of MSRs, changes in the fair value value of residential mortgage loans held for sale, as well as changes in the value of derivatives used to hedge those loans held for sale. Total income increased year over year by $1.1 million, or 30.08%, in the three months ended September 30, 2014 and decreased $6.6 million, or 33.65%, in the nine months ended September 30, 2014. The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at September 30, 2014 and $2.7 billion at September 30, 2013. Loan servicing fees were $1.6 million and $4.9 million in the three and nine months ended September 30, 2014, respectively, relatively flat to the same year ago periods. Loan servicing fees are driven by overall mortgage production, which was relatively flat on a year over year and quarter over year ago quarter comparison.

Other operating income decreased $0.9 million, or 9.84%, and increased $4.7 million, or 16.95%, for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. Contributing to the quarter over quarter decrease were net losses of $1.2 million on covered loan resolutions, offset by $1.3 million in recoveries on acquired loans that were charged off prior to acquisition. Included in the three and nine months ended September 30, 2014 was a $1.2 million net loss and a $4.5 million net gain on covered loan resolutions, respectively, compared to a $1.8 million net gain and $7.8 million net gain for the three and nine months ended September 30, 2013, respectively. Gains or losses on covered loan payoffs represent the difference between the cash received on the paid-off loans and the Corporation's recorded investment of such loans, less any remaining associated loss share receivable. Included in the three and nine months ended September 30, 2014 were recoveries on acquired loans that were charged off prior to acquisition of $1.3 million and $5.5 million, respectively. Partially offsetting the current year to date increase in other operating income was approximately $4.0 million of costs associated with branch closures.

Noninterest Expenses

Noninterest expenses for the three and nine months ended September 30, 2014 totaled $163.1 million and $499.9 million, respectively, compared with $210.6 million and $505.6 million, respectively, in the same periods one year ago. The quarter over quarter decrease of $47.5 million, or 22.53%, and the year over year decrease of $5.8 million, or 1.14%, are discussed immediately after figure 7. Unless otherwise noted, the Citizens acquisition is contributing to the year over year variances for the nine months ended September 30.

Figure 7. Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Salaries and wages	$71,769	$79,369	$213,330	$211,440
Pension and employee benefits	18,824	18,021	55,741	48,955
Net occupancy expense	13,887	13,816	45,248	35,444
Equipment expense	12,188	11,040	36,366	28,698
Taxes, other than federal income taxes	1,286	2,785	6,639	7,599
Stationery, supplies and postage	3,723	3,801	11,820	9,304
Bankcard, loan processing, and other costs	11,151	40,786	33,795	61,043
Advertising	3,942	4,432	11,261	10,246
Professional services	5,270	9,768	15,373	32,322
Telephone	2,831	3,326	8,596	7,231
Amortization of intangibles	2,933	2,972	8,802	5,700
FDIC insurance expense	2,988	4,925	14,492	12,601
Other operating expense	12,353	15,558	38,415	35,050
	$163,145	$210,599	$499,878	$505,633

Total salaries and wages expense decreased $7.6 million, or 9.58%, as compared to the third quarter 2013 and increased $8.7 million, or 3.33%, as compared to the nine months ended September 30, 2013. The number of full time equivalent employees were 4,302 and 4,666 as of September 30, 2014 and September 30, 2013, respectively. Included in expense in the three and nine months ended September 30, 2013 was severance and retention expense associated with the Citizens acquisition of $3.2 million and $21.6 million, respectively.

Professional services expense decreased $4.5 million, or 46.05%, as compared to the third quarter 2013, and decreased $16.9 million, as compared to the nine months ended September 30, 2013. Included in expense in the three and nine months ended September 30, 2013 was professional and legal fees related to the Citizens acquisition of $4.6 million and $17.2 million, respectively.

FDIC insurance expense decreased $1.9 million, or 39.33%, as compared to the third quarter 2013, as a result of the refinement of the accrual in the current period.

Income Taxes

Income tax expense was $27.1 million and $16.7 million for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the three months ended September 30, 2014 was 29.76% compared to 29.13% for the three months ended September 30, 2013.

Income tax expense was $76.9 million and $54.9 million for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014 was 30.30% compared to 30.25% for the nine months ended September 30, 2013.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 7 (Segment Information) to the consolidated financial statements. The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results for the three and nine months ended September 30, 2014 and 2013.

Figure 8. Line of Business Results

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income (loss)-TE	$106,417	$320,815	$95,710	$283,839	$5,119	$14,596	$(9,602)	$(24,084)	$197,644	$595,166
Provision/(recapture) for loan losses	(7,642)	(7,476)	7,627	25,149	362	713	8,845	20,596	9,192	38,982
Noninterest income	21,096	69,083	28,270	80,651	14,108	41,624	6,259	18,206	69,733	209,564
Noninterest expense	58,221	181,435	85,954	269,331	12,777	37,874	6,193	11,238	163,145	499,878
Net income (loss)	49,211	137,995	19,759	45,506	3,956	11,460	(9,028)	(18,089)	63,898	176,872
AVERAGES:
Assets	9,407,684	9,225,407	5,700,960	5,565,047	289,549	263,513	9,185,583	9,283,686	24,583,776	24,337,653
Loans	9,409,391	9,217,146	5,394,734	5,226,852	278,930	252,694	65,045	60,302	15,148,100	14,756,994
Earnings assets	9,715,918	9,497,907	5,422,311	5,248,606	278,930	252,694	6,387,084	6,362,625	21,804,243	21,361,832
Deposits	6,777,220	6,656,638	11,335,465	11,601,540	1,139,703	1,066,981	279,412	229,490	19,531,800	19,554,649
Economic Capital	795,389	719,751	373,676	347,990	59,723	58,787	1,579,098	1,643,567	2,807,886	2,770,095

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2013	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income (loss)-TE	$118,392	$303,160	$103,046	$248,704	$4,286	$12,727	$(18,645)	$(41,534)	$207,079	$523,057
Provision/(recapture) for loan losses	(27)	6,866	905	7,071	(736)	(570)	6,237	10,267	6,379	23,634
Noninterest income	21,364	60,980	30,723	88,916	13,216	34,347	5,787	13,680	71,090	197,923
Noninterest expense	57,033	151,587	96,153	235,518	14,650	38,698	42,763	79,830	210,599	505,633
Net income (loss)	53,136	131,704	23,910	61,985	2,090	5,469	(38,421)	(72,648)	40,715	126,510
AVERAGES:
Assets	8,685,333	8,020,824	5,659,553	4,646,817	266,028	255,538	9,402,680	7,709,479	24,013,594	20,632,658
Loans	8,557,744	7,922,472	5,256,850	4,289,808	224,400	225,414	67,843	66,938	14,106,837	12,504,632
Earnings assets	8,754,270	8,095,745	5,283,017	4,315,593	224,433	225,444	6,015,105	5,153,513	20,276,825	17,790,295
Deposits	6,137,112	5,014,893	12,282,098	10,552,382	834,764	797,622	202,257	189,937	19,456,231	16,554,834
Economic Capital	775,389	600,102	293,264	250,940	83,456	69,591	1,509,437	1,399,005	2,661,546	2,319,638

The commercial segment's net income resulted in a decrease of $3.9 million for the quarter ended September 30, 2014 to $49.2 million, from $53.1 million for the quarter ended September 30, 2013. TE adjusted net interest income for the commercial segment totaled $106.4 million for the three months ended September 30, 2014 compared to $118.4 million for the three months ended September 30, 2013, a decrease of $12.0 million, or 10.11%. This decrease is a result of margin compression in the commercial portfolio of acquired and covered loans, partially offset by higher commercial loan balances. Recapture of loan losses for the commercial segment was $7.6 million for the three months ended September 30, 2014 compared to an immaterial amount of provision for loan losses for the three months ended September 30, 2013. Net charge-offs increased $3.3 million to $2.8 million for the three months ended September 30, 2014, compared to the same period in 2013. Noninterest income stayed relatively flat at $21.1 million for the three months ended September 30, 2014 compared to $21.4 million for the same period in 2013. Noninterest expense for the commercial segment was $58.2 million for the three months ended September 30, 2014 compared to $57.0 million for the same period of 2013 attributable mainly to increased personnel expenses.

The retail segment's net income resulted in a decrease of $4.2 million for the three months ended September 30, 2014 to $19.8 million, compared to three months ended September 30, 2013. TE adjusted net interest income totaled $95.7 million for the three months ended September 30, 2014 compared to $103.0 million for the three months ended September 30, 2013, a decrease of $7.3 million, or 7.12%, attributable primarily to margin compression from lower yields and declines in the acquired loan portfolio. Provision for loan losses totaled $7.6 million for the three months ended September 30, 2014 compared to $0.9 million for the three months ended September 30, 2013, an increase of $6.7 million, attributable to provision expenses for loans acquired in the Citizens' acquisition. Net charge-offs decreased $0.5 million to $3.2 million for the three months ended September 30, 2014, compared to the same period in 2013. Noninterest income was $28.3 million for the three months ended September 30, 2014 compared to $30.7 million for the three months ended September 30, 2013, a decrease of $2.5 million, or 7.98%, attributable to lower service charges on deposits due to lower non-sufficient funds and overdraft incidents, driven by a change from the high-to-low posting order. Noninterest expense decreased $10.2 million, or 10.61%, to $86.0 million for the three months ended September 30, 2014 compared to $96.2 million for the three months ended September 30, 2013. This reduction was driven mainly by lower personnel expenses from branch consolidations and other staffing initiatives, lower occupancy expenses from branch consolidations, lower depreciation and timing of real estate taxes, and lower operating losses in the mortgage division.
The wealth segment's net income resulted in an increase of $1.9 million for the three months ended September 30, 2014 to $4.0 million, compared to three months ended September 30, 2013, an increase of 89.3%. Net interest income totaled $5.1 million for the three months ended September 30, 2014 compared to $4.3 million for the three months ended September 30, 2013, an increase of $0.8 million, or 19.44%, attributable to an increase in loan and deposit balances. Provision increased by $1.1 million from the same period in 2013. Noninterest income was $14.1 million for the three months ended September 30, 2014 compared to $13.2 million for the three months ended September 30, 2013, an increase of $0.9 million, or 6.75%, attributable to greater brokerage and trust fees. Noninterest expense resulted in a decrease of $1.9 million, or 12.78%, to $12.8 million for the three months ended September 30, 2014 compared to $14.7 million for the three months ended September 30, 2013, attributable to lower processing expenses as a result of systems consolidation.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $9.0 million for the three months ended September 30, 2014, an improvement of
$29.4 million compared to the three months ended September 30, 2013 due to reduced expenses related to the Citizens acquisition.

FINANCIAL CONDITION
Investment Securities

At September 30, 2014, the carrying amount of investment securities were $6.6 billion compared to $6.4 billion at December 31, 2013 and $6.3 billion at September 30, 2013 and are comprised of the following:

Figure 9. Investment Securities

	September 30, 2014		December 31, 2013		September 30, 2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair value
Available-for-sale securities (1)	$3,494,793	$3,462,990	$3,329,117	$3,273,174	$3,286,109	$3,256,259
Held to maturity securities (2)	3,002,262	2,947,172	2,935,688	2,824,240	2,749,934	2,658,433
Other securities (3)	148,421	148,421	180,803	180,803	270,369	270,369
Total investment securities	$6,645,476	$6,558,583	$6,445,608	$6,278,217	$6,306,412	$6,185,061

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

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

The Corporation's available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, corporate bonds, and CLOs. During the second quarter of 2013, the Bank began purchasing CLOs into its available-for-sale portfolio. Approximately $290.4 million of CLOs are held in the available-for-sale portfolio as of September 30, 2014. These securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation's asset liability risk position. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

The investment securities portfolio was in a net unrealized loss position of $31.8 million at September 30, 2014, compared to a net unrealized loss position of $55.9 million at December 31, 2013 and a net unrealized loss position of $29.9 million at September 30, 2013. Gross unrealized losses were $64.6 million as of September 30, 2014, compared to $90.2 million and $70.5 million at December 31, 2013 and September 30, 2013, respectively. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility, and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. The gross unrealized loss positions as of September 30, 2014 were primarily related to MBS issued by government agencies, CLOs, and corporate bonds. The fair values of the agency MBSs have been impacted by the rising interest rate environment relative to when they were purchased. The fair value of the CLOs have been impacted by increased supply which has widened spreads. The fair value of the corporate bonds have been impacted by the market conditions which have caused risk premiums to increase.

The Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Management believes the Corporation will fully recover the cost of the agency MBSs, CLOs, and corporate debt securities in an unrealized loss position at September 30, 2014, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014 and has recognized the total amount of the impairment in OCI, net of tax.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 2 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Total loans held at September 30, 2014 were $15.2 billion compared to $14.3 billion at December 31, 2013 and $14.3 billion at September 30, 2013. Total loans as of September 30, 2014 include $2.7 billion in acquired loans and $425.2 million in covered loans, including a loss share receivable of $30.7 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. Covered loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. These acquired and covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and covered loans.

Figure 10. Period End Loans by Product Type

(Dollars in thousands)	As of September 30, 2014
	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$7,626,166	63.2%	$1,272,244	46.3%	$262,319	66.5%	$9,160,729	60.2%
Residential mortgages	605,998	5.0%	410,065	14.9%	43,672	11.1%	1,059,735	7.0%
Installment	2,277,533	18.9%	809,820	29.5%	5,148	1.3%	3,092,501	20.3%
Home equity lines	1,062,013	8.8%	252,975	9.2%	83,278	21.1%	1,398,266	9.2%
Credit card	160,113	1.3%	—	—%	—	—%	160,113	1.1%
Leases	339,936	2.8%	—	—%	—	—%	339,936	2.2%
Subtotal	12,071,759	100.0%	2,745,104	100.0%	394,417	100.0%	15,211,280	100.0%
Loss share receivable	—	n/m	—	n/m	30,746	n/m	30,746	n/m
Total Loans	12,071,759	n/m	2,745,104	n/m	425,163	n/m	15,242,026	n/m
Allowance for loan losses	(90,883)	n/m	(6,206)	n/m	(42,988)	n/m	(140,077)	n/m
Net Loans	$11,980,876	n/m	$2,738,898	n/m	$382,175	n/m	$15,101,949	n/m

(Dollars in thousands)	As of December 31, 2013
	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$6,648,279	65.1%	$1,725,970	49.4%	$375,860	70.9%	$8,750,109	61.5%
Residential mortgages	529,253	5.2%	470,652	13.5%	50,679	9.6%	1,050,584	7.4%
Installment	1,727,925	16.9%	1,004,569	28.7%	6,162	1.2%	2,738,656	19.2%
Home equity lines	920,066	9.0%	294,424	8.4%	97,442	18.4%	1,311,932	9.2%
Credit card	148,313	1.5%	—	—%	—	—%	148,313	1.0%
Leases	239,551	2.3%	—	—%	—	—%	239,551	1.7%
Subtotal	10,213,387	100.0%	3,495,615	100.0%	530,143	100.0%	14,239,145	100.0%
Loss share receivable	—	n/m	—	n/m	61,827	n/m	61,827	n/m
Total Loans	10,213,387	n/m	3,495,615	n/m	591,970	n/m	14,300,972	n/m
Allowance for loan losses	(96,484)	n/m	(741)	n/m	(44,027)	n/m	(141,252)	n/m
Net Loans	$10,116,903	n/m	$3,494,874	n/m	$547,943	n/m	$14,159,720	n/m

(Dollars in thousands)	As of September 30, 2013
	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$6,420,369	65.6%	$1,963,746	51.4%	$422,225	72.3%	$8,806,340	62.1%
Residential mortgages	487,283	5.0%	466,594	12.2%	52,796	9.0%	1,006,673	7.1%
Installment	1,647,095	16.8%	1,080,298	28.3%	6,361	1.1%	2,733,754	19.3%
Home equity lines	889,372	9.1%	306,783	8.0%	102,908	17.6%	1,299,063	9.2%
Credit card	145,113	1.5%	—	—%	—	—%	145,113	1.0%
Leases	199,907	2.0%	—	—%	—	—%	199,907	1.4%
Subtotal	9,789,139	100.0%	3,817,421	100.0%	584,290	100.0%	14,190,850	100.0%
Loss share receivable	—	n/m	—	n/m	69,986	n/m	69,986	n/m
Total Loans	9,789,139	n/m	3,817,421	n/m	654,276	n/m	14,260,836	n/m
Allowance for loan losses	(98,291)	n/m	—	n/m	(45,544)	n/m	(143,835)	n/m
Net Loans	$9,690,848	n/m	$3,817,421	n/m	$608,732	n/m	$14,117,001	n/m

(1) Loans acquired from Citizens.
(2) Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
n/m = Not Meaningful

Originated Loans

Total originated loans increased from December 31, 2013 by $1.9 billion, or 18.20%, and increased from September 30, 2013 by $2.3 billion, or 23.32%. This increase was driven primarily by higher commercial loans, which increased 14.71% from December 31, 2013 and 18.78% from September 30, 2013 due to the Corporation's expansion into the Chicago, Illinois, Michigan and Wisconsin areas. The growth in commercial loans was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of September 30, 2014, leases totaled $339.9 million compared to $239.6 million and $199.9 million at December 31, 2013 and September 30, 2013, respectively, resulting in increases of $100.4 million, or 41.91%, from December 31, 2013 and $140.0 million, or 70.05%, from September 30, 2013.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2013 by $76.7 million, or 14.50%, and increased from September 30, 2013 by $118.7 million, or 24.36%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year.

Outstanding home equity loans increased from December 31, 2013 by $141.9 million, or 15.43%, and increased from September 30, 2013 by $172.6 million, or 19.41%. Installment loans increased from December 31, 2013 by $549.6 million, or 31.81%, and increased from September 30, 2013 by $630.4 million, or 38.28%.

The Corporation has approximately $4.9 billion of loans secured by real estate. Approximately 86.74% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

Acquired Loans

Acquired loans are those purchased in the Citizens' acquisition during the second quarter of 2013. Total acquired loans was $2.7 billion as of September 30, 2014, a decrease from December 31, 2013 and September 30, 2013 of $750.5 million, or 21.47%, and $1.1 billion, or 28.09%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

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

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. Total covered loans, including the loss share receivable, were $425.2 million as of September 30, 2014, a decrease from December 31, 2013 and September 30, 2013 of $166.8 million, or 28.18%, and $229.1 million, or 35.02%, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

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

Allowance for Loan Losses and Reserve For Unfunded Lending Commitments

Allowance for Originated Loan Losses

The Corporation maintains what Management believes is an adequate originated ALL. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. See Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-Q for further information regarding the Corporation's credit policies and practices.

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

At September 30, 2014, the allowance for originated loan losses was $90.9 million, or 0.75% of originated loans outstanding, compared to $96.5 million, or 0.94%, and $98.3 million, or 1.00%, at December 31, 2013 and September 30, 2013, respectively. The allowance equaled 231.13% of nonperforming loans at September 30, 2014 compared to 228.62% and 276.19% at December 31, 2013 and September 30, 2013. The additional reserves related to qualitative risk factors totaled $49.6 million at September 30, 2014 compared to $42.9 million and $35.6 million at December 31, 2013 and September 30, 2013, respectively. Nonperforming loans have decreased by $2.9 million or 6.83% when compared to December 31, 2013 but increased by $3.7 million, or 10.49%, when compared to September 30, 2013.

Net charge-offs on originated loans were $5.9 million and 0.20% of average originated loans outstanding during the three months ended September 30, 2014 compared to $2.9 million and 0.12% of average originated loans outstanding during the three months ended September 30, 2013. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at September 30, 2014, December 31, 2013, and September 30, 2013 was $7.0 million, $7.9 million, and $8.5 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $97.8 million, $104.4 million, and $106.8 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Figure 11. Summary of the Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Allowance for Originated Loan Losses-beginning of period	$91,950	$98,645	$96,484	$98,942
Originated loans charged off:
Commercial	4,046	1,222	12,256	6,644
Mortgage	91	501	1,484	1,185
Installment	4,323	3,582	12,983	11,788
Home equity	1,361	1,396	3,403	3,835
Credit cards	778	1,367	3,544	4,229
Leases	—	—	—	1,237
Overdrafts	811	447	2,048	1,342
Total charge-offs	11,410	8,515	35,718	30,260
Originated Recoveries:
Commercial	1,287	1,724	2,720	6,731
Mortgage	114	39	219	133
Installment	2,729	2,613	8,195	7,810
Home equity	708	704	2,227	1,537
Credit cards	403	438	1,260	1,420
Manufactured housing	54	11	78	49
Leases	2	11	374	100
Overdrafts	184	98	535	347
Total recoveries	5,481	5,638	15,608	18,127
Originated net charge-offs	5,929	2,877	20,110	12,133
Provision for originated loan losses	4,862	2,523	14,509	11,482
Allowance for originated loan losses-end of period	$90,883	$98,291	$90,883	$98,291
Reserve for Unfunded Lending Commitments
Balance at beginning of period	$7,107	$8,114	$7,907	$5,433
Provision for/(relief of) credit losses	(141)	379	(941)	3,060
Balance at end of period	6,966	8,493	6,966	8,493
Allowance for credit losses (1)	$97,849	$106,784	$97,849	$106,784
Average originated loans outstanding	11,814,314	9,377,826	11,123,269	8,999,316
Ratio to average originated loans:
Originated net charge-offs	0.20%	0.12%	0.24%	0.18%
Provision for originated loan losses	0.16%	0.11%	0.17%	0.17%
Originated loans outstanding-end of period	12,071,759	9,789,139	12,071,759	9,789,139
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.75%	1.00%	0.75%	1.00%
As a percentage of nonperforming originated loans	231.13%	276.19%	231.13%	276.19%
As a multiple of originated net charge-offs	3.86	8.61	3.38	6.06
Allowance for credit losses:
As a percentage of period-end originated loans	0.81%	1.09%	0.81%	1.09%
As a percentage of nonperforming originated loans	248.85%	300.06%	248.85%	300.06%
As a multiple of annualized net charge-offs	4.16	9.36	3.64	6.58

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 12. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of September 30, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$11,155	$22,597	$—	$23,575	$7,624	$912	$26,108	$91,971
Allowance	1,399	1,620	—	1,086	190	322	1,435	6,052
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,653	695	8,929					52,277
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	214,307	3,523	12,525					230,355
Grade 2 allowance	34	(6)	3					31
Grade 3 loan balance	1,164,149	322,605	58,157					1,544,911
Grade 3 allowance	749	194	51					994
Grade 4 loan balance	3,457,948	2,174,284	258,880					5,891,112
Grade 4 allowance	23,629	6,457	637					30,723
Grade 5 (Special Mention) loan balance	119,252	38,769	1,233					159,254
Grade 5 allowance	7,201	641	32					7,874
Grade 6 (Substandard) loan balance	29,856	24,373	212					54,441
Grade 6 allowance	4,111	1,038	12					5,161
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,234,694	1,051,401	157,446	564,585	4,008,126
Current loans allowance				10,463	15,377	5,061	2,033	32,934
30 days past due loan balance				11,698	1,863	709	8,430	22,700
30 days past due allowance				783	896	541	125	2,345
60 days past due loan balance				3,447	483	400	1,815	6,145
60 days past due allowance				623	466	488	123	1,700
90+ days past due loan balance				4,119	642	646	5,060	10,467
90+ days past due allowance				705	969	1,100	292	3,066
Total loans	$5,039,320	$2,586,846	$339,936	$2,277,533	$1,062,013	$160,113	$605,998	$12,071,759
Total Allowance for Loan Losses	$37,125	$9,944	$736	$13,660	$17,898	$7,512	$4,008	$90,883

	As of December 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,053	$21,522	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Allowance	3,235	229	—	1,014	223	312	1,133	6,146
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	34,909	241	9,271					44,421
Grade 1 allowance	10	—	2					12
Grade 2 loan balance	108,709	3,730	2,900					115,339
Grade 2 allowance	80	3	3					86
Grade 3 loan balance	802,624	340,782	54,446					1,197,852
Grade 3 allowance	869	421	85					1,375
Grade 4 loan balance	3,083,312	2,057,357	167,022					5,307,691
Grade 4 allowance	28,114	9,255	732					38,101
Grade 5 (Special Mention) loan balance	70,978	34,687	5,750					111,415
Grade 5 allowance	5,385	1,023	246					6,654
Grade 6 (Substandard) loan balance	30,982	50,393	162					81,537
Grade 6 allowance	5,288	4,144	13					9,445
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,678,155	909,799	145,332	481,338	3,214,624
Current loans allowance				7,964	10,063	5,123	2,403	25,553
30 days past due loan balance				14,524	1,683	696	16,335	33,238
30 days past due allowance				1,044	685	541	482	2,752
60 days past due loan balance				3,729	906	449	1,276	6,360
60 days past due allowance				920	710	542	221	2,393
90+ days past due loan balance				4,232	952	724	7,238	13,146
90+ days past due allowance				993	1,219	1,222	533	3,967
Total loans	$4,139,567	$2,508,712	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387
Total Allowance for Loan Losses	$42,981	$15,075	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

	As of September 30, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,476	$20,713	$—	$30,608	$6,787	$1,253	$23,064	$89,901
Allowance	1,336	488	—	552	197	261	1,302	4,136
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	32,144	1,216	9,932					43,292
Grade 1 allowance	5	—	3					8
Grade 2 loan balance	82,906	3,711	3,173					89,790
Grade 2 allowance	52	4	3					59
Grade 3 loan balance	867,186	395,959	29,631					1,292,776
Grade 3 allowance	987	521	47					1,555
Grade 4 loan balance	2,795,959	2,061,911	152,778					5,010,648
Grade 4 allowance	34,423	11,348	722					46,493
Grade 5 (Special Mention) loan balance	47,376	30,269	3,325					80,970
Grade 5 allowance	2,190	937	152					3,279
Grade 6 (Substandard) loan balance	31,048	42,495	1,068					74,611
Grade 6 allowance	4,185	4,555	92					8,832
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,599,473	879,987	142,064	444,069	3,065,593
Current loans allowance				7,295	9,755	5,059	2,481	24,590
30 days past due loan balance				8,917	995	731	11,028	21,671
30 days past due allowance				680	536	564	407	2,187
60 days past due loan balance				3,027	487	383	1,984	5,881
60 days past due allowance				693	571	485	512	2,261
90+ days past due loan balance				5,070	1,116	682	7,138	14,006
90+ days past due allowance				1,257	1,828	1,137	669	4,891
Total loans	$3,864,095	$2,556,274	$199,907	$1,647,095	$889,372	$145,113	$487,283	$9,789,139
Total Allowance for Loan Losses	$43,178	$17,853	$1,019	$10,477	$12,887	$7,506	$5,371	$98,291

Allowance for Acquired Loan Losses

An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans, that is, based on a specific reserve analysis for loans individually evaluated for impairment and based on historical loss rates for loans collectively evaluated for impairment. If the computed allowance is greater than the remaining fair value discount, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of September 30, 2014, the computed allowance was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was required.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended September 30, 2014, provision, equal to net charge-offs, of $3.2 million was recorded. Charge-offs were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

During the nine months ended September 30, 2014, provision for acquired impaired loan losses of $1.2 million was recognized resulting in an allowance for acquired impaired loan losses of $6.2 million as of September 30, 2014.

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. Additionally, the Corporation elected to account for all covered loans as impaired except for those loans acquired with revolving privileges, which are outside the scope of impaired loan accounting, and, therefore, are accounted for as covered nonimpaired loans. As of September 30, 2014, the computed allowance was less than the remaining fair value discount, therefore, no allowance for covered nonimpaired loans was recorded.

The allowance for covered impaired for loan losses was $43.0 million, $44.0 million, and $45.5 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively. During the three months ended September 30, 2014, $2.8 million of losses on covered impaired loans were recognized with an offsetting increase of $2.9 million to the loss share receivable. The net recapture from the impaired covered portfolio was $0.1 million in the three months ended September 30, 2014 compared to a net provision of $1.8 million in the three months ended September 30, 2013.

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

Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-Q, provide detailed information regarding the Corporation's credit policies and practices and the credit-risk grading process for commercial loans.

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•
Restructured loans on which, due to a borrower experiencing financial difficulties or expected to experience difficulties in the near term, the original terms of the loan are modified to maximize the collection of amounts due.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•
Restructured loans on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 13. Asset Quality

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$5,816	$7,297	$6,917
Consumer loans	11,472	11,388	11,790
Total restructured loans	17,288	18,685	18,707
Other nonaccrual loans:
Commercial loans	16,531	18,377	12,223
Consumer loans	5,502	5,141	4,658
Total nonaccrual loans	22,033	23,518	16,881
Total nonperforming originated loans	39,321	42,203	35,588
Other real estate, excluding covered assets	23,798	18,680	19,838
Total nonperforming assets	$63,119	$60,883	$55,426
Originated loans past due 90 days or more accruing interest	$8,538	$11,176	$6,253
Total nonperforming assets as a percentage of total originated loans and ORE	0.52%	0.60%	0.57%

Total nonperforming assets as of September 30, 2014 were $63.1 million, an increase of $2.2 million, or 3.67%, from December 31, 2013 and an increase of $7.7 million, or 13.88%, from September 30, 2013. Total originated loans past due 30-89 days totaled $41.4 million at September 30, 2014, a decrease of $22.1 million, or 34.77%, from December 31, 2013, and a decrease of $4.3 million, or 9.30%, from September 30, 2013. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming originated loans decreased $3.3 million, or 12.96%, from December 31, 2013 and increased $3.2 million, or 16.76%, from September 30, 2013. Total OREO increased $5.1 million, or 27.40%, from December 31, 2013 and $4.0 million, or 19.96%, from September 30, 2013. As of September 30, 2014, other real estate included 17 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $4.1 million.

Net charge offs within the originated consumer portfolio were $3.1 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013. Average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 756, home equity lines at 775, residential mortgages at 738, and credit cards at 769.

Originated loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2014, accruing originated loans 90 days or more past due totaled $8.5 million compared to $11.2 million and $12.5 million at December 31, 2013 and September 30,

2013, respectively. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible that had been accrued in prior years is charged against the ALL and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

Figure 14. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2014	2014	2014	2013	2013
Nonaccrual originated commercial loans beginning of period	$21,072	$27,122	$25,674	$19,140	$28,935
Credit Actions:
New	10,381	7,846	14,334	10,527	943
Loan and lease losses	—	—	—	—	(1,223)
Charged down	(4,037)	(2,783)	(5,176)	(885)	—
Return to accruing status	—	—	(1,088)	(221)	(394)
Payments	(5,069)	(11,113)	(6,622)	(2,887)	(9,121)
Sales	—	—	—	—	—
Nonaccrual originated commercial loans end of period	$22,347	$21,072	$27,122	$25,674	$19,140

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

The Corporation's TDR portfolio, excluding acquired and covered loans, totaled $79.0 million, $79.5 million, and $81.7 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively. These TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit and represented 73.71%, 73.22%, and 73.18%, respectively, of the total originated TDR portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by loss share agreements. The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

In addition, the Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

Acquired and covered loans restructured after acquisition are not considered TDRs for purposes of the Corporation's accounting and disclosure if the loans evidenced credit deterioration as of their respective acquisition dates and are accounted for in pools.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average quarter to date deposits totaled $19.5 billion as of September 30, 2014, December 31, 2013, and September 30, 2013. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships. The following table in Figure 15 presents the deposit products and their respective rates for the three months ended September 30, 2014, December 31, 2013, and September 30, 2013.

Figure 15. Respective Rates of Deposit Products and Funding

	Three Months Ended
	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,603,104	—%	$5,546,316	—%	$5,443,800	—%
Interest-bearing	3,100,904	0.10%	2,875,375	0.10%	2,720,592	0.12%
Savings and money market accounts	8,492,172	0.26%	8,544,097	0.28%	8,570,910	0.30%
Certificates and other time deposits	2,335,620	0.48%	2,551,688	0.39%	2,720,929	0.25%
Total customer deposits	19,531,800	0.19%	19,517,476	0.19%	19,456,231	0.18%
Federal funds purchased and securities sold under agreements to repurchase	1,182,507	0.09%	948,959	0.12%	1,011,991	0.12%
Wholesale borrowings	438,941	1.26%	200,622	1.85%	201,012	1.85%
Long-term debt	320,387	4.68%	324,426	4.77%	324,424	4.77%
Total funds	$21,473,635	0.27%	$20,991,483	0.27%	$20,993,658	0.27%

Average quarter to date demand deposits comprised 44.56% of average deposits during the three months ended September 30, 2014 compared to 43.15% during the three months ended December 31, 2013, and 41.96% during the three months ended September 30, 2013. Savings accounts, including money market products, made up 43.48% of average deposits during the three months ended September 30, 2014 compared to 43.78% during the three months ended December 31, 2013, and 44.05% during the three months ended September 30, 2013. Certificates and other time deposits made up 11.96% of average deposits during the three months ended September 30, 2014, 13.07% during the three months ended December 31, 2013, and 13.98% during the three months ended September 30, 2013.
The average cost of deposits, federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt was up 1 basis point compared to the same period one year ago, or 2.78% for the three months ended September 30, 2014 due to an increase in interest rates.

The following table in Figure 16 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended September 30, 2014 by time remaining until maturity.

Figure 16. Certificates and Other Time Deposits in increments of $100 Thousand or More

Amount
Time until maturity:	(In thousands)
Under 3 months	$254,965
3 to 6 months	143,134
6 to 12 months	217,811
Over 12 months	162,605
Total	$778,515

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.8 billion as of September 30, 2014, compared with $2.7 billion as of December 31, 2013 and $2.7 billion as of September 30, 2013. The Corporation's Common Stock is traded on the NASDAQ under the symbol FMER with 12,331 holders of record at September 30, 2014.

•At September 30, 2014, the Corporation's common equity value per common share was $16.45 based on approximately 165.4 million shares outstanding at September 30, 2014, compared to $15.77 based on approximately 165.1 million shares outstanding at December 31, 2013, and $15.48 based on approximately 165.0 million shares outstanding at September 30, 2013.

•At September 30, 2014, the Corporation's tangible book value per common share was $11.52 compared to $10.77 at December 31, 2013, and $10.47 at September 30, 2013.

•At September 30, 2014, the Corporation's book value per common share was $17.05 compared to $16.38 at December 31, 2013, and $16.08 at September 30, 2013.

•At September 30, 2014, the Corporation had approximately 4.8 million treasury shares, compared to approximately 5.1 million treasury shares at December 31, 2013 and approximately 5.1 million treasury shares at September 30, 2013. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the third quarter of 2014, the Corporation made a dividend payment of $0.16 per share, or $26.3 million, on its Common Stock. As of September 30, 2014, the dividend of $0.16 per common share has an indicated annual rate of $0.64 per common share. Also in the third quarter of 2014, the Corporation made a quarterly dividend payment of $1.5 million, or $14.69 per share, or $0.36725 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A.

The following table in Figure 17 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 17. Changes in Common Stock Outstanding

	2014	2014	2014	2013	2013
(Shares in thousands)	3rd qtr	2nd qtr	1st qtr	4th qtr	3rd qtr
Beginning of period	165,393	165,087	165,056	165,045	165,045
Issued (repurchased)	(10)	(186)	(51)	(13)	7
Reissued (returned) under employee benefit plans	1	492	82	24	(7)
End of period	165,384	165,393	165,087	165,056	165,045

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 8.01% at September 30, 2014, compared with 7.70% at December 31, 2013, and 7.41% at September 30, 2013.

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

To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

As of September 30, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 18. Capitalization Tables

(Dollars in thousands)	September 30, 2014		December 31, 2013		September 30, 2013
Consolidated
Total equity	$2,820,431	11.46%	$2,702,894	11.30%	$2,654,645	11.00%
Common equity (a)	2,720,431	11.05%	2,602,894	10.89%	2,554,645	10.58%
Tangible common equity (a) (b)	1,904,738	8.01%	1,778,399	7.70%	1,727,458	7.41%
Tier 1 capital (a) (b)	1,947,161	11.17%	1,880,804	11.52%	1,841,949	11.23%
Total risk-based capital (a) (b)	2,344,137	13.45%	2,279,891	13.97%	2,244,202	13.68%
Leverage (b)	1,947,161	8.22%	1,880,804	8.14%	1,841,949	7.98%

	September 30, 2014		December 31, 2013		September 30, 2013
Bank Only
Total equity	$2,898,040	11.79%	$2,859,515	11.98%	$2,810,097	11.67%
Common equity (a)	2,898,040	11.79%	2,859,515	11.98%	2,810,097	11.67%
Tangible common equity (a) (b)	2,082,347	8.76%	2,036,941	8.84%	1,989,767	8.55%
Tier 1 capital (a) (b)	2,040,230	11.70%	1,978,140	12.14%	1,960,901	11.97%
Total risk-based capital (a) (b)	2,182,108	12.51%	2,122,124	13.02%	2,108,032	12.86%
Leverage (b)	2,040,230	8.64%	1,978,140	8.58%	1,960,901	8.50%

(a) See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(b) December 31, 2013 and September 30, 2013 data reflects purchase accounting adjustments which resulted in an increase to goodwill of approximately $1.9 million and $6.9 million, respectively, from that previously reported.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2014 and 2013:

Figure 19. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2014	(4.16)%	1.70%	3.40%	4.78%
September 30, 2013	(3.61)%	1.05%	1.95%	2.64%

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

Presented below is the Corporation’s EVE profile as of September 30, 2014 and 2013:

Figure 20. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2014	(3.25)%	1.34%	1.75%	1.64%
September 30, 2013	4.63%	0.67%	(1.42)%	(3.91)%

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Management of interest rate exposure. Management uses the results of its various simulation analyses to formulate strategies to achieve a desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 8 (Derivatives and Hedging Activities) in the notes to the consolidated financial statements in this Form 10-Q.

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 87.65% of total deposits at September 30, 2014. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.7 billion as of September 30, 2014.

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

Funding Trends for the Quarter - During the three months ended September 30, 2014, lower cost core deposits decreased by $54.2 million from the second quarter 2014. In the aggregate, there was an increase in deposits of $68.5 million from June 30, 2014. The Corporation’s loan to deposit ratio increased to 78.70% as of September 30, 2014 from 77.57% as of June 30, 2014. Securities sold under agreements to repurchase increased $54.4 million from June 30, 2014. Wholesale borrowings and long-term debt had a net decrease of $115.1 million from June 30, 2014. This decrease was in part attributable to the redemption of certain trust preferred securities in the quarter.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The Parent Company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended September 30, 2014, the Bank paid $69.3 million in dividends to the Corporation. As of September 30, 2014, the Bank had an additional $241.4 million available to pay dividends without regulatory approval.

Operational Risk Management

Like all businesses, we are subject to operational risks, including, but not limited to, risks of human error, internal processes and systems that turn out to be inadequate, and external events. These events include, among other things, threats to our cybersecurity, since we rely upon information systems and the internet to conduct our business activities. We also are exposed to the costs of complying with laws, regulations and prescribed practices, which are changing rapidly and in large volumes, especially as a result of the Dodd-Frank Act and the proposal and adoption of implementing rules. Noncompliance may increase our operating costs, result in monetary losses, adversely affect our reputation and regulatory relations and our ability to implement our business plans and pursue expansion opportunities. We seek to mitigate operational risk through identification and management of risk, alignment of business strategies within risk guidelines and the Corporation's tolerance for risk as well as through our system of internal controls and reporting. We regularly evaluate and seek to strengthen our system of internal controls to improve the oversight of our operational risk and compliance with applicable laws and regulations, and prescribed standards.

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

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts and mortgage loan commitments is included in Note 8 (Derivatives and Hedging Activities) to the Corporation’s unaudited consolidated financial statements included in this Form 10-Q and in Note 18 to the consolidated financial statements in the 2013 Form 10-K. There have been no significant changes since December 31, 2013.

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
During the quarter ended September 30, 2014, there was no change in internal control over financial reporting, under the updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

For additional information on litigation, see Note 12 (Contingencies and Guarantees) in the notes to the consolidated financial statements in this form 10-Q.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the third quarter of the 2014 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
July 1- July 31, 2014	2,880	$24.08	—	396,272
August 1- August 31, 2014	5,738	19.64	—	396,272
September 1- September 30, 2014	1,604	22.59	—	396,272
Total	10,222	$21.35	—	396,272

(1)
Reflects 10,222 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the third quarter of 2014.

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
November 4, 2014

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.