Form 10-K
period 2014-12-31
FIRSTMERIT CORP /OH/
filed 2015-02-23
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(330) 996-6000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2014 the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $3,266,512,204 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of 2/20/2015
Common Stock, no par value	165,385,707
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2015	Part III
(Proxy Statement)

The acronyms and abbreviations identified below are used in this Annual Report on Form 10-K including the Notes to Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic BanCorp Inc. acquisition date of April 12, 2013	Federal Reserve	The Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Management Committee	FHLB	Federal Home Loan Bank
ALL	Allowance for loan losses	FHLMC	Federal Home Loan Mortgage Corporation
AOCI	Accumulated other comprehensive income (loss)	FICO	Financing Corporation
APBO	Accumulated pension benefit obligation	FINRA	Financial Industry Regulatory Authority
ASC	Accounting standards codification	FNMA	Federal National Mortgage Association
ASU	Accounting standards update	FRAP	Fixed Rate Advantage Program
Bank	FirstMerit Bank N.A.	FRB	Federal Reserve Bank
Basel I	Basel Committee’s 1988 Capital Accord	FSOC	Financial Stability Oversight Council
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	United States generally accepted accounting principles
Basel Committee	Basel Committee on Banking Supervision	GSE	Government sponsored enterprise
BHC	Bank holding company	ISDA	International Swaps and Derivatives Association
BHCA	Bank Holding Company Act of 1956, as amended	LIBOR	London Interbank Offered Rate
CCAR	Comprehensive Capital Analysis and Review	Management	FirstMerit Corporation’s Management
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
Citizens	Citizens Republic Bancorp Inc.	MSRs	Mortgage servicing rights
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	NASDAQ	The NASDAQ Stock Market LLC
CLO	Collateralized loan obligations	NYSE	New York Stock Exchange
CMO	Collateralized mortgage obligations	OCC	Office of the Comptroller of the Currency
Common Stock	Common Shares, without par value	OCI	Other comprehensive income (loss)
Corporation	FirstMerit Corporation and its Subsidiaries	OREO	Other real estate owned
CPR	Conditional Prepayment Rate	OTTI	Other-than-temporary impairment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Parent Company	FirstMerit Corporation
DIF	Federal Deposit Insurance Fund	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
DTA	Deferred tax asset	RIP	Retirement Investment Plan
DTL	Deferred tax liability	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
ERISA	Employee Retirement Income Security Act of 1974	SEC	United States Securities and Exchange Commission
ERM	Enterprise risk management	TARP	Troubled Asset Relief Program
ESOP	Employee stock ownership plan	TDR	Troubled debt restructuring
EVE	Economic value of equity	TE	Fully taxable equivalent
FASB	Financial Accounting Standards Board	U.S. Treasury	United States Department of the Treasury
FDIA	Federal Deposit Insurance Act	UTB	Unrecognized tax balance
FDIC	The Federal Deposit Insurance Corporation	VIE	Variable interest entity

PART I

ITEM 1.	BUSINESS.

OVERVIEW

The Corporation (“we,” “our,” “ours,” and “us”) is a $24.9 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the BHCA. The Corporation’s principal business consists of owning and supervising its affiliates. The principal executive offices of the Corporation are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

We operate primarily through the Bank and its other subsidiaries, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout Ohio, the Chicago, Illinois—metropolitan area, Michigan, Wisconsin and Western Pennsylvania.

At December 31, 2014, the Bank, the Corporation’s principal subsidiary, operated a network of 383 banking offices and 411 automated teller locations. Its offices span a total of 43 counties in Michigan (primarily in the lower peninsula in the geographic areas of mid-Michigan and southeast Michigan with concentrations in Genesee, Oakland and Saginaw counties), 26 counties in Wisconsin (including Brown, Calumet, Crawford, Door, Douglas, Grant, Green, Jefferson, Kewaunee, Lafayette, Langlade, Lincoln, Manitowoc, Marinette, Milwaukee, Oconto, Oneida, Outagamie, Polk, Portage, Vilas, Walworth, Waukesha, Waupaca, Waushara and Winnebagao), 23 counties in Ohio (including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Tuscarawas, Wayne and Wood), six counties in Illinois (including Cook, DuPage, Kane, Lake, McHenry and Will), and Lawrence County in Pennsylvania. In our principal markets in Northeastern Ohio, we serve over 422,000 retail households and commercial businesses in the 20th largest consolidated metropolitan statistical area in the United States by population (which combines the primary metropolitan statistical areas for Cleveland-Elyria-Mentor, Akron and Ashtabula, Ohio). In the Detroit-Warren-Dearborn-Ann Arbor geographic area, we serve over 206,000 retail households and commercial businesses in the 10th largest metropolitan area with a population of 4.6 million. In the Milwaukee metropolitan area, we serve over 54,000 retail households and commercial businesses with a population of 1.6 million. We have 44 branches in the Chicago, Illinois area, which is the third largest metropolitan statistical area in the United States by population (the Chicago-Naperville-Joliet, IL-IN-WI area) with a population of over 9.5 million, where we serve approximately 71,000 retail households and commercial businesses.

The Corporation had 4,419 employees at December 31, 2014.

OPERATIONS AND SUBSIDIARIES

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. The Corporation’s profitability is primarily dependent on the net interest income, provision for credit losses, noninterest income and operating expenses of its Commercial and Retail segments as well as the asset management and trust operations of the Wealth segment. Other includes the parent company, elimination companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. A description of each business line, financial performance data and the methodologies used to measure financial performance of each business line are incorporated herein by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Line of Business Results section, and Note 17 (Segment Information) in the notes to the consolidated financial statements.

Banking services are primarily provided by the Corporation’s national bank subsidiary FirstMerit Bank. The Bank’s trust department offers wealth management and trust services. The majority of its customers are comprised of consumers and small and medium sized businesses. The Bank has a small international department to service clients in its markets. The Bank is not dependent upon any one significant customer or specific industry.

The Bank has 22 wholly-owned subsidiaries. A complete list of its subsidiaries are included in Exhibit 21 to this Annual Report on Form 10-K. The following are the principal operating subsidiaries of the Bank:

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

Several Bank subsidiaries, including CPHCSUB, LLC and CREPD, LLC, hold distressed commercial and construction real properties, received through the loan foreclosure process. These properties are held as OREO while being managed and remarketed for sale. The assets held as OREO for these two subsidiaries were $0.1 million and $3.8 million, respectively, at December 31, 2014, as compared to $0.2 million and $3.4 million, respectively, at December 31, 2013.

Although the Corporation is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of the Corporation’s income is dividends from its subsidiaries, especially the Bank. Depository institution subsidiaries are limited by law as to the amount of dividends and funds they can pay or provide their parent bank holding companies and other affiliates. Transactions between the Bank and the Corporation are limited by Federal Reserve Regulation W. Additional information regarding the Corporation’s business is incorporated herein by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Regulation and Supervision section.

ACQUISITIONS

The information presented in Note 2 (Business Combinations) in the notes to the consolidated financial statements is incorporated herein by reference.

COMPETITION

The financial services industry is highly competitive. The Corporation competes with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, mortgage banking companies, investment brokers and other brokerage institutions, money market and mutual funds and insurance companies. Major financial institution competitors in the Corporation’s primary markets include Associated Banc-Corp, Bank of America Corporation, PNC Financial Services Group, Inc., KeyCorp, Huntington Bancshares, Inc., Fifth Third Bancorp, First Midwest Bank, U.S. Bancorp, BMO Harris Bank N.A., MB Financial, Inc., JP Morgan Chase & Co., Wells Fargo & Company and Wintrust Financial Corporation.

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

REGULATION AND SUPERVISION

Introduction

The Corporation and its subsidiaries are subject to extensive regulation, examination and supervision under federal and state law. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the FDIC’s DIF and the banking system as a whole and not for the protection of our security holders. This intensive regulatory environment, among other things, may restrict our ability to diversify our services, acquire depository institutions in certain markets or pay dividends on or repurchase our capital stock. It also may require the Corporation to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums depending upon the condition and performance of the DIF and its compliance with the FDIA as a result of the financial condition of depository institutions in general.

Significant aspects of the laws and regulations that apply to the Corporation are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied, by federal or state regulatory agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment. The numerous regulations required by changes in applicable statutes, legislation, including the Dodd-Frank Act, regulations, policies and practices, including changes in the capital adequacy rules applicable to us and our subsidiaries, may have a material adverse effect on the Corporation and its business.

The Dodd-Frank Act

The Dodd-Frank Act was signed into law on July 21, 2010, and effected sweeping financial regulatory reforms, including the following:

•	Created the CFPB as a new agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws;

•	Authorized the elimination of federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve authority to establish rules regulating interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, such as the Bank, and enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•	Restricted federal preemption of state laws for subsidiaries and affiliates of national banks and federal thrifts;

•	Permitted banks to establish branch offices of banks throughout the U.S.;

•
Extended to most bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital, subject to certain phase-in, grandfathered exceptions;

•	Required capital requirements to be countercyclical so they increase during economic expansions and decrease during economic contractions;

•	Expanded the requirement for holding companies to serve as sources of financial strength to their subsidiary depository institutions;

•	Required bank holding companies and banks both to be well-capitalized and well-managed in order to acquire banks located outside their home state;

•
Changed the federal deposit insurance assessment base from the amount of insured deposits to average consolidated assets less average tangible capital, eliminated the maximum size of the DIF, and increased the minimum size of the DIF and the DIF’s reserve ratio;

•	Permanently adopted the $250,000 per depositor limit for FDIC insurance coverage;

•
Imposed comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit FDIC insured depository institutions from conducting certain derivatives businesses within those institutions;

•	FDIC regulations were revised, including the rush adjustment applicable for determining FDIC assessments;

•
Required large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management (FirstMerit already had risk committees of its management and Board of Directors);

•	Implemented corporate governance revisions applicable to all public companies (not just financial institutions), including revisions regarding executive compensation disclosure;

•	Restricted the ability of banks to sponsor or invest in private equity or hedge funds and to engage in proprietary trading under the “Volcker Rule”;

•	Increased the authority of the Federal Reserve and the FDIC to examine our nonbank subsidiaries; and

•	Required annual capital stress testing for institutions with $10 billion or more in assets.

Many aspects of the Dodd-Frank Act are subject to rulemaking which is continuing. This makes it extremely difficult to assess the overall financial impact the Dodd-Frank Act will have on the Corporation, its customers and the financial industry. However, the legislative provisions that affect the payment of interest on demand deposits and assessment of interchange fees have increased and are likely to continue to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate (for more information, see Item 1A, Risk Factors – “Debit card interchange fee regulation may have a material adverse effect on our business, financial condition and results of operations”). Provisions in the Dodd-Frank Act and the final U.S. “Basel III” capital rules, which revise the definitions and types of capital and the risk weightings of on- and off-balance sheet exposures may increase our capital requirements, which could require us to seek other sources of capital in the future and will limit the types of instruments includable in capital. Compliance and operating costs may increase as a result of the Dodd-Frank Act and related rules and policies. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting the Corporation.

Regulatory Agencies

Bank Holding Company. The Corporation, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Federal Reserve Board under the BHCA.

Subsidiary Bank. The Bank is subject to regulation and examination generally by the OCC and the CFPB for consumer compliance. As a FDIC member, the Bank is also subject to deposit insurance assessments payable to the DIF and various FDIC requirements.

Nonbank Subsidiaries. Many of the Corporation’s nonbank subsidiaries also are subject to regulation by the Federal Reserve and other applicable federal and state agencies. The Corporations investment advisory subsidiary, FirstMerit Advisors, Inc., is regulated and examined by the SEC and state securities regulators. The Corporation’s broker-dealer subsidiary, FirstMerit Financial Services, Inc. was regulated and examined by the SEC, FINRA and state securities regulators.    The Corporation’s broker-dealer subsidiary filed its withdrawal from Broker-Dealer Registration with the SEC on November 19, 2013, with the SEC acknowledging the withdrawal on January 18, 2014.  Other nonbank subsidiaries of the Corporation are subject to laws and regulations of both the federal government and the various states in which they conduct business, including federal and state laws regarding the mortgage banking business.

SEC and NASDAQ. The Corporation’s Common Stock is listed on NASDAQ under the symbol “FMER,” and the Corporation’s Preferred Stock is listed on the NYSE under the symbol “FMER-A”and are subject to the rules and listing requirements of NASDAQ and the NYSE, respectively.

Bank Holding Company Regulation

As a bank holding company, the Corporation’s activities are limited by and subject to, extensive regulation by the Federal Reserve or its delegates under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The Corporation is required to file periodic reports with the Federal Reserve and such additional information as the Federal Reserve may require, and is subject to examination by the Federal Reserve.

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

Under Federal Reserve policy and the FDIA, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. The Federal Reserve may require a bank holding company to contribute additional capital to an under-capitalized subsidiary bank and may limit the payment of dividends and payment of interest or other distributions to the holding company’s shareholders and holders of its other capital instruments. The Dodd-Frank Act codified this policy as Section 38A of the FDIA, requiring holding companies to provide financial assistance to their FDIC insured depository institution subsidiaries in financial distress. The Dodd-Frank Act required regulations to be adopted by the Federal Reserve implementing Section 38A of the FDIA. The prompt corrective action rules require “undercapitalized” institutions to submit capital restoration plans guaranteed, up to limitations, by their holding companies.

The BHCA requires prior approval by the Federal Reserve for a bank holding company to directly or indirectly acquire more than 5% of the voting shares in any bank or bank holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the applicant’s anti-money laundering compliance, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves. The Dodd-Frank Act also requires the Federal Reserve to consider whether the acquisition would result in risks to the stability of the U.S. banking or financial system.

The BHCA also governs interstate acquisitions of banks and restricts the nonbanking activities of the Corporation to those determined by the Federal Reserve to be so closely related to managing or controlling banks as to be properly incident thereto. The BHCA allows bank holding companies to elect to become financial holding companies that can engage in a broader range of activities that are financial in nature, or incidental or complementary to such financial activity. FirstMerit has not elected to become a financial holding company. Transactions among the Bank and its affiliates are also subject to certain limitations and restrictions under the Federal Reserve Act and Federal Reserve Regulation W, as described more fully below under “Dividends and Transactions with Affiliates.”

Dividends and Transactions with Affiliates

The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation’s principal source of funds to pay dividends on its Common Stock and Preferred Stock and service its debt is dividends from the Bank and its other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank may pay to the Corporation without prior regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”) and adequate liquidity. The Federal Reserve and the OCC have policies that provide that FDIC insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the prior approval of the OCC is required for the payment of a dividend by the Bank, if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends and the OCC has the authority to limit its dividends payable by national banks. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong. Lastly, the U.S. Basel III capital rules adopted in 2013 have a new capital measure called “Common Equity Tier 1” (“CET1”) and a CET1 conservation buffer of 2.50% when fully phased in on January 1, 2019. There is a “CET1” to risk weighted measure. Deficiencies in the CET1 conservation buffer will restrict or prohibit dividends, stock buybacks and discretionary cash bonuses. These capital actions and discretionary bonuses are subject to regulatory discretion in light of various factors such as bank risks, results of stress tests and enforcement actions, among other things. Thus, the ability of the Corporation to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies, capital guidelines, the annual stress tests and our capital planning activities.

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value from the Bank to the Corporation and its nonbanking affiliates, whether in the form of loans and other extensions of credit, investments and asset or security purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate including guarantees, each of which is referred to as a “covered transaction.” These regulations limit the types and amounts of transactions (including loans and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Corporation or its nonbank subsidiaries, to 10% of the Bank’s capital stock and surplus, and, as to the Corporation and all nonbank subsidiaries in the aggregate, to 20% of the Bank’s capital stock and surplus.

The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, the Dodd-Frank Act requires that the 10% of capital limit on covered transactions apply to financial subsidiaries. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions must be conducted on market terms.

Loans, if any, from the Corporation to the Bank are subordinate in right of payment to deposits and certain other indebtedness of the Bank. In the event of the Corporation’s bankruptcy, commitments by the Corporation to a federal bank regulatory agency to maintain the capital of the Bank pursuant to a capital restoration plan will be entitled to priority of payment.

Regulation of National Banks

As a national bank, the Bank is subject to regulation and regular examinations by the OCC. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters. Furthermore, the Bank is subject, as a member, to certain rules and regulations of the Federal Reserve including the limits on affiliate transactions. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the Community Reinvestment Act and the effectiveness of the entities in restricting money laundering activities.

The Bank is a member of the DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (as described more fully below under “Deposit Insurance”).

Under the Dodd-Frank Act, the Bank also is subject to regulation and examination by the CFPB, which has centralized responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws.

Consumer Mortgage Rules. In January 2013, the CFPB issued its final rule to establish certain minimum requirements for creditors when making ability-to-pay determinations and establish certain protections from liability for mortgages meeting the definition of “qualified mortgages”. The final rule became effective on January 10, 2014.

The CFPB also issued its final mortgage servicing rules in January 2013. Among other things, the final rules provide for error correction, forced-place collateral insurance, rate adjustment notices on adjustable rate mortgages, and certain periodic disclosures to borrowers. These rules will apply directly to the Bank and to any third-party mortgage servicer we engage, and became effective on January 10, 2014.

The Volcker Rule. The Volcker Rule, Section 13 to the BHCA, prohibits an insured depository institution and its affiliates from engaging in certain types of proprietary trading and restricts the ability of banks to sponsor or take ownership interests in private equity or hedge funds. The federal bank regulatory authorities issued their final rules implementing the Volcker Rule on December 10, 2013, with a conformance period ending July 21, 2015.

Among other things, the Volcker Rule regulations, as originally adopted, may affect holdings of CLOs. Based on current information available, we believe that as holders of senior secured debt, we do not hold any equity or other “ownership interests” in these CLOs, and therefore expect to be able to hold these investments until their stated maturities with no restriction. In December 2014, the Federal Reserve extended its Volcker Rule compliance period to July 21, 2016, and stated its interest to grant, in 2015, a further extension to July 21, 2017. A forced sale of some of these investments could result in the Bank receiving less value than it would otherwise have received.

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

The banking agencies issued Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets on May 17, 2012. On July 30, 2013, the federal banking agencies issued Proposed Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion, which describes supervisory expectations for stress tests by medium sized companies. In March 2014, the OCC, the Federal Reserve and the FDIC issued Final Supervisory Guidelines on Implementing Dodd Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of More Than $10 Billion but Less Than $50 billion.

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015. The Corporation is in the process of preparing its latest stress tests for the Corporation and the Bank.

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
The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. Voting common stock should be the predominant type of capital and is “Tier 1 Capital.” At least half of the minimum total risk-based capital ratio (4.0%) must be composed of voting common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities is phased out under the Dodd-Frank Act), less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value. The remainder of capital (commonly known as “Tier 2” capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
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
The Federal Reserve review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. FirstMerit’s capital ratios meet the requirements to be deemed “well-capitalized” under Federal Reserve guidelines. See Note 23 (Regulatory Matters) in the notes to the consolidated financial statements.
Section 38 of the FDIA established a system of prompt corrective action to identify undercapitalized depositary institutions and to resolve these promptly. This system is based on five capital level categories for insured depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Each federal banking regulator has regulated and implemented prompt corrective action.
The federal banking agencies may, and in some cases must, take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized,” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well-capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, the bank’s capital restoration plan, which guaranty is given a priority in bankruptcy of the holding company.
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10.0%, Tier 1 risk-based capital of at least 6.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation’s management believes that the Bank meets the requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 23 (Regulatory Matters) in the notes to the consolidated financial statements.
The National Bank Act permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of the Bank, the Corporation is subject to such provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by Basel Committee in 1988.
In December 2010, the Basel Committee released a final framework for strengthening international capital and liquidity regulation, Basel III, and in July 2013, the Federal Reserve and OCC approved a final rule regarding the U.S. implementation of U.S. Basel III when fully phased-in, U.S. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. Basel III final capital framework, among other things, (i) introduces a new capital measure of “CET1”, (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iv) expands the scope of the adjustments as compared to existing regulations, (v) establishes capital conservation buffers, which if not maintained, will limit or prohibit, based on the size of the deficiency, the payment of dividends or discretionary bonuses and stock repurchases, and (vi) revises the prompt corrective action rules to conform to the revised capital rules.

Under the U.S. Basel III capital requirements, capital has been redefined and in certain respects instruments that comprise regulatory capital have been limited. The following are the components of regulatory capital under these rules:

•	CET1 capital — common stock and related surplus, retained earnings, AOCI, common equity Tier 1 minority interest;

•
Additional Tier 1 capital — instruments that have various characteristics of the common equity Tier 1 capital such as perpetual noncumulative preferred stock that is classified as equity under GAAP, and Tier 1 minority interest not included in CET1 capital; and

•	Tier 2 capital — subordinated debt and preferred stock, total capital minority interests not included in tier 1, allowance for loan and lease losses not exceeding 1.25% of risk-weighted assets.

In each case, these are subject to applicable regulatory adjustments and deductions.

The following shows the minimum U.S. Basel III capital rules applicable to the Corporation and the Bank when fully phased in on January 1, 2019:

•	CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer,” totaling 7.0%;

•	Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.50% capital conservation, totaling 8.5%;

•	Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, totaling 10.5%; and

•	Leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to total assets.

The phase-in period starts on January 1, 2015 when banks will be required to maintain 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. On that date, the deductions from CET1 capital will be limited to 40% of the final phased in deduction.

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

The U.S. Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of goodwill and intangibles, net of associated DTLs, deferred tax assets arising from net operating losses and tax credit carryforwards, gains on sales from any securitization exposure and defined benefit pension fund net assets, generally CET1 is further reduced by threshold deductions of mortgage servicing assets, DTAs and significant common stock investments in unconsolidated financial institutions that are individually greater than or collectively greater than 10.0% of CET1 or 15.0% of CET1 after the specified deductions. Implementation of the deductions and other adjustments to CET1 will be phased-in over a five-year period beginning on January 1, 2015. Implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).

The Basel Committee is considering further amendments to U.S. Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to U.S. Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions, and has proposed separate rules regarding liquidity. U.S. regulatory agencies also are considering the Basel Committee’s proposals, as well as other capital and liquidity rules, especially with respect to larger, systemically important institutions. Our regulators may impose additional capital requirements in light of individual institution’s risks or profiles and condition. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity, even though we are not a systemically important financial institution.

Deposit Insurance

The FDIC assesses deposit insurance premiums on all FDIC insured depository institutions based on average consolidated assets less average tangible capital and FDIC risk categories. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and the FDIC’s risk ratings. Since April 1, 2011 the FDIC assessment rates applicable to the various risk categories and for large and highly complex institutions have remained unchanged.
In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The three-year prepayment for the Corporation determined as of September 30, 2009, totaled $25.3 million. During 2012, $8.9 million of this prepayment was recognized as expense.
In October 2010, the FDIC adopted a new DIF restoration plan to increase the DIF reserve ratio to 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually during the five-year amended DIF Restoration Plan adopted in 2010, the FDIC will update its loss and income projections for the DIF and, if needed, change deposit insurance assessment rates. In its last publicly available report, dated March 28, 2014, the FDIC projected that the DIF balance “remains on track to meet the requirements of the Restoration Plan and Dodd-Frank” and that no adjustments were needed at that time. The DIF was $54.3 billion at September 30, 2014 and the DIF ratio was 0.89%.
The FDIC issued final rules changing the deposit insurance assessment base from total domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued final rules revising the deposit insurance assessment system for large institutions. The FDIC rules created two scorecards, one for most large institutions such as the Bank that have more than $10 billion in assets, and another for “highly complex” institutions that generally have over $50 billion in assets and are controlled by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score which are weighted by their components. Large banks’ deposit insurance scorecard combines (i) CAMELS component ratings, (ii) financial measures of a bank’s ability to withstand asset-related and funding-related stress, and (iii) a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank’s failure. The score is converted to an assessment rate.
For large institutions, including the Bank, generally the base assessment rate currently ranges from 5 to 35 annual basis points. Adjustments for long-term unsecured debt, holdings of other depository institutions’ long-term debt, and for banks not well rated or well-capitalized could change the ranges of total base assessment rate, which currently is 2.5 to 45 annual basis points.
Assessment rates for both large and small banks are subject to adjustment. Assessment rates decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (ii) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the “Depository Institution Debt Adjustment” or “DIDA”); and (iii) for banks that are not well-rated or well-capitalized, increase for significant holdings of brokered deposits.

All FDIC insured depository institutions must pay an additional quarterly assessment, based on deposit levels, to pay interest on bonds issued by the FICO. The FICO bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation, which formerly insured the Federal thrifts. The FICO assessments are adjusted quarterly. FICO assessments have been declining. These are 60 basis points for the first quarter of 2015 compared to 62 and 64 basis points in 2014 and 2013, respectively. All outstanding FICO bonds are scheduled to mature in 2017-2019. The Corporation’s FICO assessments have averaged $1.17 million annually since 2012.
The Corporation’s total FDIC insurance expense was $20.5 million, $17.7 million, and $10.8 million in 2014, 2013, and 2012, respectively. The Corporation is generally unable to predict the amount of premiums that it must pay for FDIC insurance. FDIC deposit insurance assessments are based upon the FDIC’s DIF reserve ratio and the FDIC’s DIF restoration plan, DIF’s losses and bank failures, and continuing changes to the FDIC’s deposit insurance assessment methods, as well as our assessment ratings. Therefore, we may experience further increases in our costs of FDIC insurance, which could have a material adverse effect on the Corporation’s interest margins and earnings.
Fiscal and Monetary Policies
The Corporation’s business and earnings are affected significantly by the federal fiscal and monetary policies. The Corporation is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, and (c) imposing or changing reserve requirements against depository institutions’ deposits. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as interest rates generally, which, in turn affect the interest rates charged on loans and paid on deposits. For that reason alone, Federal Reserve policies have a material effect on the earnings of the Corporation. Since September 21, 2011, the Federal Reserve has been engaged in a series of securities purchase programs called “quantitative easing”and has set the targeted federal funds rate at 0% - 0.25% annually. These actions have resulted in historically low interest rates, which the Federal Reserve’s Federal Open Market Committee (“FOMC”) has indicated that it expects to continue its quantitative easing until unemployment is less than 6.5%, one - two year inflation is greater than 2.5% and longer-term inflation is “well-anchored.” The Federal Reserve announced reductions in its planned securities repurchase at the end of 2013 and in January of 2014. In September 2014, the FOMC discussed ways of “normalizing” monetary policy and the Federal Reserve’s securities holdings.

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act of 1999, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Anti-Money Laundering and the USA Patriot Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker dealers and certain other financial institutions to have policies, procedures, and controls to "know your customer" and to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter terrorism purposes. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. In addition, federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering policies, procedures and controls of the applicants.

Warrants Held by U.S. Treasury

As part of TARP, the Treasury established in the Fall of 2008 the Capital Purchase Program (“CPP”). The Corporation has had no TARP preferred stock outstanding since April 22, 2009. Citizens, which the Corporation acquired in April 2013, had $300 million of TARP CPP preferred stock outstanding, plus accrued but unpaid dividends and interest on the arrearage of approximately $55.4 million. The Corporation purchased all of Citizens TARP preferred stock from the U.S. Treasury as part of the Citizens acquisition and is not subject to TARP. As a result of the Citizens’ acquisition, the Corporation has a warrant outstanding, which permits, subject to adjustment, the U.S. Treasury to purchase 2,408,203 shares of the Corporation’s Common Stock. Due to a dividend protection clause, the strike price is reduced by an amount equivalent to the dividend as a percentage of the closing market price on the day prior to the ex-dividend date. The adjusted shares are calculated by dividing the original proceeds by the adjusted strike price. At December 31, 2014, the adjusted strike price is $17.65 with a corresponding adjusted number of shares of 2,549,702 issuable upon exercise of the warrant issued to the U.S. Treasury and currently available for purchase.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) broadly reformed corporate governance and financial reporting for public companies. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, which apply to the Corporation. The Corporation’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee Charter, and a Code of Business Conduct and Ethics. Our Board of Directors reviews our corporate governance practices on a continuing basis. Our corporate governance policies have been provided previously to shareholders and are available, along with other information on the Corporation’s corporate governance practices, on the the Corporation’s website at www.firstmerit.com. The content on our website is not incorporated by reference into this Annual Report on Form 10-K, unless expressly noted.

As directed by Section 302(a) of the Sarbanes-Oxley Act, the Corporation’s chief executive officer and chief financial officer are each required to certify that the Corporation’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several certification requirements, including:

•	these officers are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation’s internal controls;

•	these officers have made certain disclosures about the Corporation’s internal controls to its auditors and the audit committee of the Board of Directors; and

•
these officers have included information in the Corporation’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Dodd-Frank Act contains further significant corporate governance measures, some of which are applicable to all public companies, while others apply only to financial institutions, and many of which are not yet fully implemented. For example, on January 5, 2012, the Federal Reserve proposed regulations under the Dodd-Frank Act requiring each publicly-traded bank holding with total consolidated assets of not less than $10 billion, such as the Corporation, to establish a risk committee responsible for the oversight of the enterprise-wide risk management practices of the bank holding company. Such risk committees will be required to include such number of independent directors as the Federal Reserve may determine to be appropriate, based on the nature of operations, size of assets and other appropriate criteria, and include at least one risk management expert having experience in identifying, assessing and managing risk exposures of large, complex firms. The Corporation already has a risk committee of management and a risk committee of its Board of Directors, and intends to adapt those committees to comply with the final rules adopted under the Dodd-Frank Act. Many of the other Dodd-Frank corporate governance provisions involve executive and incentive compensation practices and annual disclosures relating thereto, certain of which are summarized under “Executive and Incentive Compensation” below.

Executive and Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued joint interagency guidance on incentive compensation policies (the “Incentive Guidance”). The Incentive Guidance seeks to promote incentive compensation policies for banking organizations that do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This Incentive Guidance covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group. A banking organization’s incentive compensation arrangements should:

•	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

•	be compatible with effective internal controls and risk management; and

•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve and the OCC review, as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as the Corporation and the Bank, respectively. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Findings are included in reports of examination and deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On April 14, 2011, the federal banking regulatory agencies jointly issued proposed additional rules on Incentive-Based Compensation Arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Incentives Rules”). The Proposed Incentives Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Incentives Rules:

•
prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation;

•
prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss;

•
require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive based compensation to help ensure compliance with the Proposed Rules; and

•
require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year.

Final rules have not been adopted. The Proposed Incentive Rules seek to promote incentive compensation that balance risk and personal financial rewards, is compatible with effective controls and risk management, and which is supported by strong corporate governance.

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
SEC regulations adopted under the Dodd-Frank Act also provide shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements and contains additional considerations of the independence of compensation advisors.
Future Legislation and Regulation

Various legislative and regulatory proposals affecting financial institutions are considered regularly by Congress, our financial services regulatory agencies and the states where we operate. Such legislation may change our related operating environment in substantial and unpredictable ways, and could significantly change our costs of doing business, change our permissible activities, and affect the competitive balance among financial institutions. Numerous Dodd-Frank Act rulemakings have not yet been proposed or finalized as of December 31, 2014. The continuing implementation of various Dodd-Frank Act interpretations, as well as the nature and extent of future legislative and regulatory changes cannot be predicted.

ITEM 1A.	RISK FACTORS.

Financial services organizations are subject to numerous risks. Various risks that could have a material and adverse effect on our business, financial condition, results of operation or cash flows, and access to our liquidity are described below. These risks and uncertainties are not the only risks we face, however.

Our ERM program incorporates risk management throughout our organization to identify, understand, and manage risks presented by our business activities. Our ERM program identifies the Corporation’s major risk categories as:

•	credit risks, which are the risks of loss due to loan customers or other counterparties not being able to meet their financial obligations under agreed upon terms;

•	market and price risk, which is the risk of loss due to changes in market value of assets and liabilities;

•
liquidity risk, which is a risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, investor and customer perception of financial strength, and events unrelated to us such as war, terrorism, or issues affecting the financial services industry, including perceptions, and risk of loss based on our ability to satisfy current or future commitments due to the mix and maturity of our balance sheet, amount of cash on-hand and unencumbered securities and the availability of contingent sources of funding;

•
operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks;

•
compliance and legal risks, which expose us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws and regulations that apply to the financial services industry;

•	reputation risk, which is the risk to our business, earnings, and capital from negative public opinion;

•	interest rate risk, which is the risk to earnings or capital arising from movements in interest rates;

•	technology risk;

•	people risk, which is associated with staff competency, experience, technical expertise, supply, fraud, compensation, and benefits;

•
financial risk, which is the risk associated with financial operations that can occur from incorrect financial reporting, inaccurate reconciliation, lack of segregation of duties, and inadequate controls or management oversight; and

•	strategic risk, which is the risk of loss from adverse business decisions or inadequate implementation of those decisions.

CREDIT RISKS

We may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

Our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers that as a group may be uniquely or disproportionately affected by economic or market conditions. Our business strategy includes the origination of commercial and industrial loans and, to a lesser extent, CRE loans, which are generally larger, and have higher risk-adjusted returns and shorter maturities than one-to-four-family mortgage loans. At December 31, 2014, our portfolio of originated commercial and industrial loans totaled $5.2 billion, or 41.42% of total originated loans, and originated commercial real estate loans totaled $2.1 billion or 16.95% of total originated loans. Pools of individual transactions that may perform similarly because of common characteristics or common sensitivity to economic, financial, or business developments have been the primary cause of credit related distress in the financial services industry. If these common characteristics become a common source of weakness, loans in the pool pose risks to earnings and capital, even within a pool that is soundly underwritten at origination.

While we seek to reduce credit risks through our underwriting policies, which generally require that loans be qualified on the basis of the cash flows, collateral, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

The ability of our borrowers to repay their loans could be adversely affected by weakness in economic conditions.

Our business depends significantly on general economic conditions in Ohio, Michigan, Wisconsin, Chicago, Illinois, and Western Pennsylvania. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by general economic conditions in these regions or by changes in the local real estate markets. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in government fiscal and monetary policies, acts of terrorism, or other factors beyond our control could cause our borrowers to default on their loan payments, and the collateral values securing such loans to decline and be insufficient to repay any outstanding indebtedness. In such events, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations. See Item 1. “Business - Fiscal and Monetary Policies.”

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses (a reserve established through provisions for loan losses charged as expenses on our income statements) that represents our estimate of losses based on our evaluation of risk within our existing portfolio of loans. The level of the allowance reflects our ongoing evaluation of industry concentrations, specific credit risks, historical levels of loan losses, projected default rates and loss severities, present economic, political and regulatory conditions, incurred losses inherent in the current loan portfolios, and whether or not the loans are covered by loss sharing agreements with the FDIC with respect to our FDIC assisted acquisitions. If our estimated assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Changes in economic conditions affecting borrowers, including adverse changes in unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance through additional provisions for loan losses. Furthermore, our bank regulators periodically review our allowance and the regulators’ judgments can differ from those of Management, which may require increases to the provision for loan losses or further loan charge-offs. Material additions to the allowance through provisions for loan losses or loan charge-offs could materially decrease our net income and capital. Additional information regarding our allowance for loan losses is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the sections captioned “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” and “Asset Quality.”

MARKET AND PRICE RISK

Market conditions and economic trends may adversely affect our industry and our business.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, wages and business income, unemployment, taxes, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, loan and deposit levels and margins and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, decreases in the value of real estate collateral securing the payment of such loans or low values and/or low sales could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our credit losses and on our operating results. Adverse changes in the economy may also have a negative effect on our borrowers’ ability to make timely payments of their loans, which could have an adverse effects on our earnings and cash flows.

Overall, while economic and market conditions have improved in the United States since the credit crisis and in our primary geographic markets, there can be no assurance that these improvements will continue or that the economic and market conditions will not deteriorate in the future.

Our profitability depends on economic conditions in our primary market areas.

A majority of our lending and deposit gathering activities are to individuals and small- to medium-sized businesses in Ohio, Chicago, Illinois, Michigan, Wisconsin and Western Pennsylvania, and our profitability depends in part on the general economic conditions of these areas. Real estate values in Ohio, Illinois, Michigan, Wisconsin and Pennsylvania continue to be negatively affected by the slow economic recovery. Worsening conditions in the national economy and/or changes in interest rates also could reduce our growth rate, impair our ability to collect payments on loans, increase delinquencies, increase problem assets and foreclosures and related expenses, increase claims and lawsuits, decrease the demand for, and/or change the mix of our products and services and decrease the value and liquidity of collateral for loans, especially real estate values, which could have a material adverse affect on our financial condition, results of operations and cash flows.

We may be affected by the soundness of other financial institutions.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions and the risks of our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of our collateralized exposure. Such losses could materially and adversely affect our results of operations and financial condition.

Competitive product and pricing pressures among financial institutions within our markets may change.

We operate in a highly competitive environment, which is characterized by competition from a number of other financial institutions nationally, and in each market in which we operate. We compete in terms of products, pricing and service with commercial banks, savings banks, credit unions, and investment banks for deposits, and with the same financial institutions and others (including mortgage brokers, finance companies, mutual funds, insurance companies, and brokerage houses) for loans. We also compete with companies that solicit loans and deposits over the Internet. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services may adversely affect our growth and future earnings.

Our success depends, in part, on the ability to develop and offer competitive products and services. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, new technology-driven products and services are often introduced and adopted, which could require us to make substantial capital expenditures to modify or adapt existing products and services, develop new products and services, and develop new means of delivering our products and services. We may not be successful in introducing new products and services, or in achieving market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases. New delivery systems and customer preferences may adversely affect our existing systems, including our branch network and we may have to incur the costs and risks of changing legacy delivery systems and locations. As a result, our business, financial condition or results of operations may be adversely affected.

LIQUIDITY RISK

Liquidity risk associated with loan and deposit demand and the wholesale funding markets could adversely affect our financial results and condition.

We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. An inability to raise funds through deposits or borrowings, including repurchase agreements, federal funds purchased, FHLB advances and other means, secured and unsecured, at a reasonable cost could have a substantial negative effect on our liquidity and earnings. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include increased funding costs associated with higher interest rates, difficult credit market conditions, the liquidity needs of our depositors, and the availability of market liquidity, generally.

Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Additional available wholesale sources of liquidity include advances from the Federal Home Loan Bank of Cincinnati, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Additionally, a portfolio of high-quality unencumbered, or unpledged, investment securities is available for pledging to meet liquidity needs through federal funds and repurchase agreement borrowings. Alternative sources of liquidity may be available to us in the markets from the sale of debt or equity, depending upon market conditions at the time.

In September 2014, U.S. regulatory agencies finalized rules intended to implement Basel III standardized minimum liquidity requirements. The regulations apply a modified liquidity coverage ratio to bank holding companies with more than $50 billion in total assets. The rule would be phased in beginning January 1, 2015, and would not apply to organizations our size. These rules may affect industry demand for deposit funding and may lead to increased competition and costs for certain deposits and other sources of liquidity.

Capital and liquidity requirements imposed by the Dodd-Frank Act will require banks and BHCs to maintain more and higher quality capital than has historically been the case.

The Corporation and the Bank are each subject to capital adequacy rules and liquidity guidelines and other regulatory requirements specifying minimum amounts and types of capital and liquidity that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum guidelines and requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

Under the Dodd-Frank Act and bank rules, we are required to perform annual stress testing, which may result in increased capital needs depending on the risk indicated from the stress testing.

We may elect to raise additional capital to support our business growth or to finance acquisitions, or as a result of losses. Our ability to raise additional capital will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms and costs acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations, growth and prospects.

Maintaining higher levels of capital and liquidity may reduce our profitability and otherwise adversely affect our business, financial condition, or results of operations.

We are a holding company and depend on dividends by our subsidiaries for most of our funds.

The Corporation is an entity separate and distinct from the Bank. The Bank conducts most of our operations and the Corporation depends upon dividends from the Bank to service the Corporation's debt and to pay dividends to Corporation's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. At December 31, 2014, the Bank could pay dividends of $295.6 million without prior regulatory approval. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred shares and Common Stock could have a material adverse effect on the market price of our Common Stock. Additional information regarding dividend restrictions is provided in Item 1. “Business” in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates.”

A reduction in our credit rating could adversely affect our and/or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate the Corporation and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of the Corporation or the Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

OPERATIONAL RISK

Operational difficulties, failure of our systems or information security incidents, including as a result of cyber attacks or data privacy breaches, could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

The Corporation is exposed to many types of operational risk, such as the risk of fraud or theft by employees or outsiders, failure of the Corporation’s controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Given the high volume of transactions that occur in a financial services business, certain errors may be repeated or compounded before they are identified and resolved. In particular, the Corporation’s operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems, and breaches of our customers’ data privacy.

The Corporation also faces the risk of operational disruption, failure or capacity constraints due to its dependency on third-party vendors for components of its business infrastructure. While the Corporation has selected these third-party vendors through our vendor management processes, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect the Corporation’s business and operations.

The Corporation may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although the Corporation has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to the Corporation.

Any failure or interruption in the Corporation’s operations or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject the Corporation to regulatory intervention or expose it to civil litigation and financial loss or liability, any of which could have a material adverse effect on the Corporation.

Further, the Corporation may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of the Corporation’s debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on the Corporation’s results of operations.

To date, we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Our business may be adversely impacted by severe weather, natural disasters, acts of war or terrorism and other adverse external events.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although Management has established business continuity and disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are exposed to risk of environmental liability when we take title to property.

During the ordinary course of business, we may foreclose on and take title to real estate. As a result, we could become subject to environmental liabilities with respect to these properties. We may be held liable by governmental entity or third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or operator of a contaminated site, we may become subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition or results of operations could be adversely affected.

We are subject to a variety of risks in connection with any sale of loans we may conduct and any servicing of such loans.

Among other loans or interests therein sold, we have sold residential mortgage loans to GSEs, while retaining servicing as part of its mortgage banking activities. The Corporation provides customary representations and warranties to the GSEs in conjunction with these sales. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the effected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Mortgage service obligations are increasing and subject to CFPB and other regulatory scrutiny and new requirements, which may increase our costs of loan servicing and expose us to additional liabilities. Consequently, our results of operations and financial conditions may be adversely affected.

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit, to accept customer relationships, or to enter into other transactions with customers and counterparties, we rely on information provided to us by customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. The majority of our customers are consumers and small- and medium-sized businesses that may not have the same sophisticated internal controls and financial reporting systems as larger businesses. We also consider such customer and counterparty information as part of our anti-money laundering processes. Our financial condition and results of operations could be adversely impacted to the extent we receive and rely on inaccurate or misleading financial statements, credit reports, or other financial or customer or counterparty information.

COMPLIANCE AND LEGAL RISKS

We are subject to extensive government regulation and supervision.
We are subject to extensive federal and state regulation and supervision, which has increased in recent years due to the implementation of the Dodd-Frank Act and other financial and regulatory initiatives. Banking regulations are primarily intended to protect depositors’ funds, the FDIC's DIF and the banking system as a whole, not our debtholders or shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, ability to repurchase our common shares, and growth, the types, products and services we offer, and the types of customers we acquire or retain, among other things. Further, we must obtain approval from our regulators before engaging in certain expansion and other activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all.

Congress, state legislatures, and federal and state regulatory agencies continually review and change banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies or their interpretation or implementation could affect us in substantial and unpredictable ways. These changes could subject us to additional compliance costs, limit the types of financial services and products we may offer and the manner and costs of these offerings, and/or increase the ability of non-banks to offer competing financial services and products, among other things. In general, the CFPB and other bank regulators have increased their focus on consumer compliance, and we expect this focus to continue. Additional compliance requirements can be costly to implement, may require additional compliance personnel and may limit our ability to offer competitive products to our customers.

Recent areas of legislative focus include housing finance reform and cyber security. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, which may adversely affect our business, financial condition or results of operations.

Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, civil money penalties and restitution and/or reputation damage, which could have a material adverse effect on our business, our ability to expand by acquisition or otherwise, financial condition and results of operations. Failure to comply with anti-money laundering laws could be a basis for the revocation of the Bank charter. See “Regulation and Supervision” in Item 1. "Business" for more information about the regulations to which we are subject. Additionally, our regulatory position is discussed in greater detail in Note 23 (Regulatory Matters) in the consolidated financial statements.

The regulatory environment for the financial services industry is being significantly affected by financial regulatory reform initiatives, including the Dodd-Frank Act.

The Dodd-Frank Act, which was enacted in July 2010, was a comprehensive overhaul of financial services industry regulation. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including us and the Bank, do business.

Many provisions of the Dodd-Frank Act have yet to be implemented and will require rulemaking and interpretation by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition. See “Regulation and Supervision” in Item 1. “Business.”

We have been and will continue to be the subject of litigation which could result in legal liability and damage to our business and reputation.

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Financial institutions are facing a growing number of significant class actions, including claims challenging the assessment of fees, such as overdraft fees. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages, disgorgement of previously earned, current or future profits, or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. Additional information regarding litigation is included in Note 20 (Commitments and Contingencies) in the consolidated financial statements and in Item 3. “Legal Proceedings.”

REPUTATION RISKS

Negative publicity could damage our reputation and could significantly harm our business.

Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry in general has been damaged as a result of the credit crisis that started in 2008. We face increased public and regulatory scrutiny resulting from the credit crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, conflicts of interest, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, disclosure of confidential information due to cyber attacks or otherwise, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation, indirectly by association. All of these could adversely affect our growth, results of operation and financial condition.

INTEREST RATE RISKS

Changes in interest rates and financial market values could change our mix of assets and liabilities, adversely affect our net interest income and earnings, and negatively impact the value of our loans, securities, and other assets.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings). Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, may pay higher rates of interests than deposits.

Changes in interest rates could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities and our liquidity. Increases in interest rates may decrease loan demand, reduce loan growth, including residential mortgage origination, and decrease the values of our securities and collateral for loans we have made and could result in higher credit losses as borrowers may have more difficulty making higher interest payments.

Certain securities in our investment portfolio, most notably MBS, are very sensitive to rising and falling rates. Generally when rates rise, prepayments of principal and interest will decrease and the duration of MBS will increase. Conversely, when rates fall, prepayments of principal and interest will increase and the duration of MBS will decrease. In either case, interest rates will have a significant impact on the value of MBS investments.

All of these could adversely affect our growth, results of operation and financial condition including liquidity.

FINANCIAL RISKS

Changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially impact our financial statements.

From time to time, accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change or even reverse prior interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be difficult to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in material changes to previously reported financial results, or a material cumulative charge to retained earnings.

Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require Management to use estimates and judgment about matters that are uncertain. In some cases, Management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative. Any changes in accounting policies could materially affect our financial statements.

We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. See “Critical Accounting Policies” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 (Summary of Significant Accounting Policies) in the consolidated financial statements.

Our financial statements depend on the effectiveness of our internal control over financial reporting.

The Sarbanes-Oxley Act requires our Management to evaluate the Corporation’s disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our annual reports on Form 10-K, the existence of any “material weaknesses” in our internal control over financial reporting. We cannot assure that we will not identify one or more material or other weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

As of December 31, 2014, the Corporation had approximately $289.1 million in net deferred tax assets. The value of our deferred tax assets also could be adversely affected by a change in statutory tax rates. The portion of our deferred tax assets includable in our regulatory capital will decrease under the U.S. Basel III capital rules, which are being phased in between January 1, 2015 and 2019. Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2014. If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios.

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to our holding company, adversely impacting the holding company's liquidity and ability to pay dividends or repay debt.

The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank's ability to make dividend payments to us without prior regulatory approval. At December 31, 2014, the book value of our goodwill was $741.7 million.

TECHNOLOGY RISKS

We may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to our customers.

The continuous, widespread adoption of new technologies, including internet services, smart phones and other mobile devices, requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills and transferring funds directly outside historical banking transactions. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating or reducing the role of banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and related income generated from those deposits.

The increasing pressure from our competitors, both bank and non-bank, to keep pace and adopt new technologies and products and services may require us to incur substantial expense. We may be unsuccessful in developing or introducing new products or services, modifying our existing products and services, adapting to changing customer preferences and spending and saving habits, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base or offering products and services at prices and service levels competitive with those offered by our non-bank and bank competitors. These risks may affect our ability to grow and could reduce both our revenue streams from certain products and services and our revenues from our net interest margin. Our results of operations and financial condition could be adversely affected.

Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.

Our business involves storing and processing sensitive consumer and business customer data. A cyber security breach may result in theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. If we or our customers are unable to use or access these information systems consistently or at critical points in time, this could unfavorably impact the timeliness and efficiency of our business operations, as well as our reputation and customary relationships. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to restore our systems and remediate the breach, and/or require that we provide credit monitoring services for affected customers. Regulatory and enforcement actions and/or litigation also could result. Cyber security risk management programs are expensive to maintain and will not protect the Corporation from a wide range of changing risks and threats associated with maintaining the security of customer data and the Corporation’s proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.

PEOPLE RISKS

We may be unable to attract or retain key officers and employees.

The Corporation’s future operating results depend substantially upon the continued service of its executive officers and key personnel. The Corporation’s future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales, compliance, and support personnel. Competition for qualified personnel is intense, and the Corporation cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult and costly for the Corporation to hire personnel over time. Regulatory rules regarding financial institutions limit incentive compensation and the regulatory focus on compliance may affect our ability to attract and retain highly qualified people who expect incentive compensation, and have increased the compensation paid to and costs of compliance personnel, respectively.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee or teams of key people to a competitor. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of customers and potential adverse effects on our results of operations and financial condition.

STRATEGIC RISKS

Our business strategy includes planned growth. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We continue to pursue a growth strategy both within our existing markets and in new markets. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the quality of people and services, the competitive responses from other financial institutions in our market areas and our ability to integrate acquisitions and manage our growth. Our April 2013 acquisition of Citizens reflects this strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking significant growth. We cannot guarantee that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations, even if only on a short-term basis. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated or fail to successfully integrate newly acquired operations, our operating results could be materially adversely affected.

We may experience difficulties in integrating acquired assets and expanding our operations into new geographic areas and markets.

The market areas in Michigan and Wisconsin served by the assets and branches we acquired as part of our acquisition of Citizens in April 2013 are areas where we previously did not conduct significant banking activities. Our ability to compete effectively in these new markets will depend on our ability to understand the local market and competitive dynamics and identify and retain and attract key employees knowledgeable in these markets. We may also encounter obstacles when incorporating the acquired operations with our operations and management.

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

We may acquire other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger targets and seeking regulatory approvals;

•
the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate and we may face risks of unknown contingent liabilities;

•	the exposures to potential asset quality issues with respect to acquired businesses;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion and unanticipated delays;

•	our ability to finance an acquisition and possible increased costs and dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets or products where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls, management and operations, which may require additional personnel, time and expenditures;

•	the introduction of new products and services into our business;

•	the creation and possible impairment of goodwill and other intangible assets associated with an acquisition and potential short-term decreases in profitability;

•	the customer disruption, time, costs, and technology and other risks of integrating our operations systems and product with an acquired business; and

•	the risk of loss of key employees, customers, assets and deposits.

We may incur substantial costs to expand, and there is no assurance such expansion including costs for transactions or new products will be completed or launched. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity and/or debt securities in connection with future acquisitions, which could increase any costs, and which dilute to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience, or that we will realize the benefits, including cost savings, which we originally estimated, in connection with any such transaction.

We have made and may make additional FDIC assisted acquisitions of failed banks, which could present additional risks to our business.

We made two FDIC assisted acquisitions in 2010, both with loss sharing agreements with the FDIC. As of December 31, 2014, total assets under loss sharing agreements, or “covered assets,” with the FDIC were $402.8 million. These loss sharing agreements expire in February and May 2015 for all shared-loss loans except residential mortgage loans, which are scheduled to expire in February and May 2020. We may consider additional opportunities to acquire the assets and liabilities of failed banks in FDIC assisted transactions, which present the risks of acquisitions, generally, as well as some risk specific to these transactions. Although these FDIC assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may or may not include loss sharing agreements, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, involve risk due to the target’s failure, FDIC assisted transactions may require additional resources and time, costs related to integration of personnel and operating systems, the establishment of processes and time required to service acquired assets including acquired problem loans, require us to raise additional capital, which may be dilutive to our existing shareholders. Loss sharing agreements with the FDIC also involves additional reporting to and examination by the FDIC of our performance under the loss sharing agreements. Loss sharing assets create volatility in earnings based on performance of assets covered by loss sharing agreements. In general, the receivable from the FDIC is reduced with an adverse effect on earnings as performance of covered assets improves versus expectations, which adversely affect our net income for the related periods. If we are unable to manage these risks, FDIC assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Our organizational documents, state laws and regulated industry may discourage a third-party from acquiring us by means of a tender offer, proxy contest or otherwise.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FirstMerit Corporation

The Corporation’s executive offices and certain holding company operational facilities, totaling approximately 108,230 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio, owned by the Bank. The building is the subject of a ground lease with the City of Akron as the lessor of the land.

The facilities owned or leased by the Corporation are considered by Management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of the Corporation.

FirstMerit Bank

The Bank operates 383 banking offices, which include 149 branches in Ohio, 44 branches in Chicago, Illinois, 140 Michigan branches, 46 Wisconsin branches and 4 branches in Western Pennsylvania, plus a loan production office in Indianapolis, Indiana. The principal executive offices of the Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by the Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying or utilizing approximately 195,000 square feet of the building. The remaining portion is leased to tenants unrelated to the Bank. The properties occupied by 263 of the Bank’s other branches are owned by the Bank, while the properties occupied by its remaining 120 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of the Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by the Bank. The Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

The Bank also owns 15.5 acres near downtown Akron, on which the Corporation’s primary Operations Center is located. The Operations Center is occupied and operated by the Corporation’s Services Division, an operating division of the Bank. The Operations Center primarily provides computer and communications technology-based services to the Corporation and also markets its services to nonaffiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property, and leases additional space for activities related to its operations.

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of business, the Corporation is subject to pending and threatened legal actions, including claims for which material relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders’ equity of the Corporation.

For additional information on litigation, see Note 20 (Commitments and Contingencies) in the notes to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following persons were the executive officers of the Corporation as of February 23, 2015. Unless otherwise stated, each listed position was held on January 1, 2010.

Name	Age	Date Appointed To FirstMerit	Position and Business Experience
Paul G. Greig	59	05/18/2006	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007.
Sandra E. Pierce	56	02/01/2013	Vice Chairman of FirstMerit and Chairman of FirstMerit, Michigan; previously President and Chief Executive Officer of Charter One Bank Michigan from 2004 through June 30, 2012.
Terrence E. Bichsel	66	09/16/1999	Senior Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
N. James Brocklehurst	49	07/07/2010	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Mark DuHamel	57	02/16/2005	Executive Vice President, Treasurer and Corporate Development Officer.
David G. Goodall	49	05/16/2013	Senior Executive Vice President, Commercial Banking since November 11, 2009.
Carlton E. Langer	60	02/21/2013
Executive Vice President, Chief Legal Officer and Corporate Secretary of FirstMerit since February 21, 2013; previously, Senior Vice President, Assistant Counsel and Assistant Secretary FirstMerit since February 16, 2010.

Christopher J. Maurer	65	05/22/1999	Executive Vice President, Chief Human Resources Officer.
Mark D. Quinlan	54	01/02/2013
Executive Vice President and Chief Information Officer of FirstMerit since January 2, 2013; previously Executive Vice President, Chief Information and Operations Officer of Associated Banc-Corp from November 2005 to April 2012.

William P. Richgels	64	05/01/2007	Senior Executive Vice President, Chief Credit Officer since May 1, 2007.
Michael G. Robinson	51	08/01/2012	Executive Vice President, Wealth Management since August 1, 2012; previously Managing Director in Asset Management of JPMorgan Private Bank, from 1985 through July 2012.
Judith A. Steiner	53	07/01/2008	Executive Vice President, Chief Risk Officer since February 1, 2013; previously Executive Vice President, Secretary, General Counsel and Chief Risk Officer of FirstMerit.
Nancy H. Worman	66	12/20/2014	Executive Vice President and Chief Accounting Officer since December 20, 2014; previously Senior Vice President and Corporate Controller of FirstMerit since November 1, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation’s Common Stock is quoted on the NASDAQ under the trading symbol “FMER”. The following table contains market price and cash dividend information for the Corporation’s Common Stock by quarter for the two most recent fiscal years:

Stock Performance and Dividends (1)
			Per Share
	Market Price		Dividend	Book
Quarter Ended	High	Low	Rate	Value (2)
March 31, 2013	$16.61	$14.45	$0.16	$15.99
June 30, 2013	20.48	15.54	0.16	16.06
September 30, 2013	23.35	20.03	0.16	16.08
December 31, 2013	23.51	21.35	0.16	16.38
March 31, 2014	23.36	19.24	0.16	16.62
June 30, 2014	21.67	18.50	0.16	16.88
September 30, 2014	20.32	16.97	0.16	17.05
December 31, 2014	19.40	16.34	0.16	17.14

(1)
This table sets forth the high and low bid quotations and dividend rates for the Corporation’s Common Stock for each quarterly period presented. These quotations are furnished by the NASDAQ and represent prices between dealers, do not included retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

On February 20, 2015, there were 12,139 shareholders of record of the Corporation’s Common Stock.

The following table provides information with respect to purchases the Corporation made of its shares of Common Stock during the fourth quarter of the 2014 fiscal year.

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (2)
October 1- October 31, 2014	3,226	$19.50	—	396,272
November 1- November 30, 2014	704	20.34	—	396,272
December 1- December 31, 2014	10,922	23.61	—	396,272
Total	14,852	$22.56	—	396,272

(1)
Reflects 14,852 shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the fourth quarter of 2014.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to three million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Results of Operations
Interest income	$832,498	$765,803	$510,683	$538,256	$542,370
TE adjustment (1)	16,107	14,417	11,158	9,687	9,082
Interest income TE (1)	848,605	780,220	521,841	547,943	551,452
Interest expense	56,930	55,018	38,853	58,629	83,851
Net interest income TE (1)	791,675	725,202	482,988	489,314	467,601
Provision for loan losses	52,279	33,684	54,698	74,388	88,215
Net interest income after provision for loan losses TE (1)	739,396	691,518	428,290	414,926	379,386
Noninterest income	281,524	270,343	223,604	224,757	212,556
Noninterest expense (3)	664,919	684,253	450,937	461,744	440,410
Income before federal income taxes TE (1)	356,001	277,608	200,957	177,939	151,532
Federal income taxes (3)	101,943	79,507	55,693	48,694	39,541
TE adjustment (1)	16,107	14,417	11,158	9,687	9,082
Federal income taxes TE (1)	118,050	93,924	66,851	58,381	48,623
Net income	$237,951	$183,684	$134,106	$119,558	$102,909

Per common share
Basic net income (2)	$1.39	$1.18	$1.22	$1.10	$1.02
Diluted net income (2)	1.39	1.18	1.22	1.10	1.02
Cash dividends per common share	0.64	0.64	0.64	0.64	0.64
Performance Ratios
Return on total average assets	0.97%	0.85%	0.92%	0.82%	0.76%
Return on average shareholders’ equity	8.53%	7.63%	8.34%	7.72%	7.82%
Net interest margin TE (1)	3.68%	3.92%	3.69%	3.84%	3.98%
Efficiency ratio (1)	60.87%	67.70%	63.90%	65.37%	64.40%
Book value per common share	$17.14	$16.38	$15.00	$14.33	$13.86
Average shareholders’ equity to total average assets	11.43%	11.21%	11.00%	10.68%	9.73%
Common stock dividend payout ratio	46.04%	54.24%	52.46%	58.18%	62.75%
Balance Sheet Data
Total assets	$24,902,347	$23,912,028	$14,913,012	$14,441,702	$14,134,714
Wholesale borrowings	428,071	200,600	136,883	203,462	326,007
Long-term debt	505,192	324,428	—	—	—
Daily averages
Total assets	$24,418,211	$21,489,775	$14,620,627	$14,495,330	$13,524,351
Earning assets	21,502,747	18,492,995	13,072,691	12,728,724	11,756,985
Deposits and other funds	21,328,350	18,725,129	12,679,543	12,637,139	11,868,245
Shareholders’ equity	2,790,139	2,408,865	1,608,108	1,548,353	1,315,621

(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.
(2) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $5.9 million and $5.3 million for the years ended December 31, 2014 and 2013, respectively.

(3) The Corporation early adopted ASU 2014-01 in the first quarter of 2014, whereby, amortization of the initial investment in qualified affordable housing projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $3.1 million, $2.7 million, $2.6 million and $2.5 million for the years ended, December 31, 2013, 2012, 2011, and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by Management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2014, 2013, and 2012. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights	Three Months Ended					Year ended
(Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2014	2014	2014	2014	2013	2014	2013
EARNINGS
Net interest income TE (1)	$196,509	$197,644	$199,666	$197,854	$202,145	$791,675	$725,202
TE adjustment (1)	3,998	4,066	4,089	3,954	4,077	16,107	14,417
Provision for originated loan losses	8,662	4,862	5,993	3,654	1,552	23,171	13,034
Provision for acquired loan losses	3,407	4,411	5,815	7,827	5,515	21,460	7,548
Provision/(recapture) for covered loan losses	1,228	(81)	3,445	3,055	2,983	7,648	13,102
Noninterest income	71,960	69,733	72,560	67,270	72,420	281,524	270,343
Noninterest expense	165,041	163,145	167,400	169,331	178,620	664,919	684,253
Net income	61,079	63,898	59,519	53,455	57,174	237,951	183,684
Diluted EPS (3)	0.36	0.37	0.35	0.31	0.33	1.39	1.18
PERFORMANCE RATIOS
Return on average assets (ROA)	0.98%	1.03%	0.98%	0.90%	0.94%	0.97%	0.85%
Return on average equity (ROE)	8.50%	9.03%	8.62%	7.93%	8.48%	8.53%	7.63%
Return on average tangible common equity (1)	12.52%	13.41%	12.92%	11.98%	12.96%	12.71%	11.54%
Net interest margin TE (1)	3.56%	3.60%	3.75%	3.84%	3.89%	3.68%	3.92%
Efficiency ratio (1)	60.39%	59.92%	60.43%	62.77%	64.08%	60.87%	67.70%
Number of full-time equivalent employees	4,273	4,302	4,392	4,521	4,570	4,273	4,570
MARKET DATA
Book value per common share	$17.14	$17.05	$16.88	$16.62	$16.38	$17.14	$16.38
Tangible book value per common share (1)	11.62	11.52	11.33	11.03	10.77	11.62	10.77
Period-end common share market value	18.89	17.62	19.75	20.83	22.23	18.89	22.23
Market value as a % of book	110%	103%	117%	125%	136%	110%	136%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.64	$0.64
Common Stock dividend payout ratio	44.44%	43.24%	45.71%	51.61%	48.48%	46.04%	54.24%
Average basic common shares	165,395	165,389	165,335	165,060	165,054	165,296	149,607
Average diluted common shares	165,974	165,804	166,147	166,004	166,097	166,054	150,421
Period end common shares	165,390	165,384	165,393	165,087	165,056	165,390	165,056
Common shares repurchased	15	10	186	51	17	262	218
Common Stock market capitalization	$3,124,217	$2,914,066	$3,266,512	$3,438,762	$3,669,195	$3,124,217	$3,669,195
ASSET QUALITY (excluding acquired and covered loans) (2)
Gross charge-offs	$9,205	$11,410	$11,148	$13,160	$9,913	$44,923	$40,173
Net charge-offs	3,849	5,929	6,159	8,022	3,359	23,959	15,492
Allowance for originated loan losses	95,696	90,883	91,950	92,116	96,484	95,696	96,484
Reserve for unfunded lending commitments	5,848	6,966	7,107	7,481	7,907	5,848	7,907
Nonperforming assets (NPAs)	55,038	63,119	60,922	62,711	60,883	55,038	60,883
Net charge-offs to average loans ratio	0.12%	0.20%	0.22%	0.31%	0.13%	0.21%	0.17%
Allowance for originated loan losses to period-end loans	0.77%	0.75%	0.80%	0.85%	0.94%	0.77%	0.94%
Allowance for credit losses to period-end loans	0.81%	0.81%	0.86%	0.92%	1.02%	0.81%	1.02%
NPAs to loans and other real estate	0.44%	0.52%	0.53%	0.58%	0.60%	0.44%	0.60%
Allowance for originated loan losses to nonperforming loans	276.44%	231.13%	250.27%	212.01%	228.62%	276.44%	228.62%
Allowance for credit losses to nonperforming loans	293.34%	248.85%	269.61%	229.23%	247.35%	293.34%	247.35%
CAPITAL & LIQUIDITY
Period-end tangible common equity to assets (1)	7.98%	8.01%	7.89%	7.69%	7.70%	7.98%	7.70%
Average equity to assets	11.55%	11.42%	11.40%	11.32%	11.12%	11.43%	11.21%
Average equity to total loans	18.67%	18.58%	18.90%	19.04%	18.81%	18.79%	18.72%
Average total loans to deposits	78.47%	77.36%	75.15%	73.11%	72.84%	76.03%	74.36%
AVERAGE BALANCES
Assets	$24,664,987	$24,583,776	$24,291,276	$24,144,570	$24,034,846	$24,418,211	$21,489,775
Deposits	19,450,647	19,531,800	19,496,795	19,636,506	19,517,476	19,528,435	17,301,588
Originated loans	12,306,171	11,814,314	11,092,101	10,448,383	9,988,587	11,421,426	9,252,555
Acquired loans, including covered loans and excluding loss share receivable	2,956,867	3,295,547	3,558,810	3,907,802	4,227,693	3,426,784	3,612,590
Earning assets	21,920,889	21,804,243	21,367,496	20,903,863	20,593,750	21,502,747	18,492,995
Shareholders’ equity	2,849,618	2,807,886	2,768,352	2,733,226	2,673,635	2,790,139	2,408,865
ENDING BALANCES
Assets	$24,902,347	$24,608,207	$24,564,431	$24,498,661	$23,912,028	$24,902,347	$23,912,028
Deposits	19,504,665	19,366,911	19,298,396	19,811,674	19,533,601	19,504,665	19,533,601
Originated loans	12,493,812	12,071,759	11,467,193	10,826,913	10,213,387	12,493,812	10,213,387
Acquired loans, including covered loans and excluding loss share receivable	2,810,302	3,139,521	3,458,453	3,726,952	4,025,758	2,810,302	4,025,758
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	71,020	73,953	76,886	79,819	82,755	71,020	82,755
Earning assets	22,153,552	21,930,840	21,789,773	21,715,302	21,048,910	22,153,552	21,048,910
Total shareholders’ equity	2,834,281	2,820,431	2,791,738	2,742,966	2,702,894	2,834,281	2,702,894
(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.

(2) Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans and covered assets are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the quarters ended. Year to date cash dividends were $5.9 million in 2014 and $5.3 million in 2013.

HIGHLIGHTS OF 2014 PERFORMANCE

The Corporation reported 2014 net income of $238.0 million. Net income increased $54.3 million, or 29.54%, from 2013. Total revenue on a TE basis for 2014 was $1.1 billion, up $74.7 million, or 7.48%, over the year ago level. Earnings per diluted share were $1.39 in 2014, up 17.80% from 2013. Net interest margin on a TE basis was 3.68% in 2014, a decrease of 24 basis points. The decrease was driven by lower accretion from the acquired and covered loan portfolios due to the continued runoff.

ROA in 2014 was 0.97%, up 14.12% from 2013. ROE in 2014 8.53%, up 11.80% from 2013.

Strong organic loan growth in our markets contributed to the strong performance in 2014. As the Midwest economy continues to recover, the Corporation’s commercial customers are expanding businesses and are increasing their investments in capital projects. Commercial loan production was up 19% over 2013. The commercial originated portfolio ended the year at $7.8 billion, up $1.2 billion or 17.78%. Equipment leasing for the year grew by 54.53% from $239.6 million in 2013 to $370.2 million in 2014. In the retail line of business the Corporation continues to invest in products and training which supported significant growth in this business. The expanded product offerings allowed the Corporation to capture business due to the rise in popularity of mobile banking and text alerts and also to produce a record year for production in the Corporation’s branch network. In the branches there was an increase in the number of direct consumer loans as a result of opportunities to cross sell mortgage, credit card, and indirect auto lending products into Michigan and Wisconsin. Similarly, the Corporation integrated indirect marine and RV lending into its legacy markets.

The balance sheet continued to grow in 2014. The total loan portfolio increased by $1.0 billion, or 7.17%, from 2013. This growth occurred despite the runoff of $238.8 million from the covered loan portfolio. Excluding that runoff, the total loan portfolio increased 8.84% for the year. Provision for originated loan losses for 2014 was $23.2 million, an increase of $10.1 million from 2013 primarily as a result of the increase in the originated loan portfolio. For 2014, the net charge-off ratio of the originated loan portfolio was 21 basis points compared to 17 basis points in 2013. The net charge-off ratio in the commercial line of business was 11 basis points during the year compared to 0.4 basis points in 2013. The allowance for originated loan losses was 0.77% of period-end originated loans as of December 31, 2014, compared to 0.94% as of December 31, 2013. Nonperforming assets totaled $55.0 million as of December 31, 2014, a decrease of $5.8 million, or 9.60%, from 2013.

Total deposits remained relatively flat year over year. Total core deposits, which exclude time deposits, were $17.2 billion, an increase of $142.2 million from 2013, and were 88.26% of total deposits as of December 31, 2014, compared with 87.40% as of December 31, 2013.

Long-term debt increased $180.8 million from December 31, 2013 as a result of the issuance by the Bank of $250 million in aggregate principal of subordinated notes on November 25, 2014. The net proceeds were used to initially pay down existing federal funds purchased and securities sold under repurchase agreements, general corporate purposes, and as capital to support the Bank’s growth. In connection with the issuance of these notes, the Bank entered into an interest rate swap to manage the interest rate risk. The overall increase in long-term debt was offset by the redemption of trust preferred securities in the amount of $74.5 million on September 26, 2014.

The Corporation maintained a strong capital position as tangible common equity to assets was 7.98% at December 31, 2014, compared with and 7.70% at December 31, 2013. The common share cash dividend paid in 2014 was $105.3 million, or $0.64 per share.

Noninterest income, excluding gains and losses on securities transactions, in 2014 was $281.4 million, an increase of $11.2 million, or 4.14%, from 2013. Noninterest income for 2013 included a net realized loss of $2.8 million on the sale of $2.2 billion in securities assumed in the Citizens acquisition that were sold shortly after acquisition to reduce prepayment and credit risk. Excluding gains and losses on securities, the increase from 2013 to 2014 was $8.2 million and resulted primarily from the full year impact of the Citizens acquisition in 2014 compared to a nine-month impact in 2013.

Noninterest expense decreased $19.3 million or 2.83% over 2013. Included in noninterest expense in 2013 were $72.3 million of merger-related costs associated with the Citizens acquisition. These costs were primarily composed of severance and retention employee benefits of $21.6 million, professional services of $20.2 million and $23.6 million in fees for early termination of existing agreements assumed from the merger. Excluding these merger-related costs in 2013, noninterest expenses increased $53.0 million. Higher noninterest expenses for 2014 were primarily due to the full year impact of the Citizens acquisition in 2014 compared to a nine-month impact in 2013.

REGULATION AND SUPERVISION

The United States and the banking, securities and commodities regulators, as well as fiscal and monetary authorities, have taken a number of significant actions over the past several years in response to the credit crisis that began in 2008. The single most important of these was the enactment of the Dodd-Frank Act in July 2010. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry, including regulation and compliance of financial institutions and systemically important nonbank financial companies, securities regulation, executive compensation, regulation of derivatives, corporate governance and consumer protection. Hundreds of implementing regulations are required, but these are only partially finished.

The preemption of certain state laws previously granted to national banking associations by the OCC under the National Bank Act have been limited, especially with respect to consumer laws. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. The Corporation and its subsidiaries are also subject to regulation by the Federal Reserve and the CFPB.
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
To the extent that the information contained within this section describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the business of the Corporation. For additional information on regulatory developments, refer to Item 1. “Business Regulation and Supervision.”
New Capital Rules

In July 2013, the Federal Reserve and the OCC jointly adopted final rules effective generally on January 1, 2015, to implement the Basel III capital rules and regulatory capital changes required by the Dodd-Frank Act and to improve the quantity and quality of capital.

These rules include new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Consistent with the U.S. Basel III framework, the rules include, when fully phased-in on January 1, 2019, a new minimum ratio of common equity tier 1 capital to risk-weighted assets (“CET1”) of 4.5%. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banking organizations are now subject to a 4.0% minimum leverage ratio. The required total risk based capital ratio will not change. Failure to maintain the required common equity tier 1 capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

Management believes the Corporation and the Bank will remain “well-capitalized” under the new rules. The new rules generally will be effective for the Corporation and the Bank beginning January 1, 2015. There are various transition rules. Other changes are being considered, especially with respect to the largest banking organizations.  For example, in October 2013, the Federal Reserve proposed new standardized minimum liquidity requirements based on a Basel Committee standard for large (at least $250 billion of assets) and internationally active banking organizations and systemically important, nonbank financial companies designated by the FSOC.  Less stringent liquidity standards will be applied to smaller banking organizations with at least $50 billion in assets.  These proposed rules would not apply to an institution of our size.

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

Stress tests assess the potential impact of adverse and severely adverse economic scenarios on the consolidated earnings, balance sheet and capital of a BHC or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies and activities, and such factors as the regulators may request of a specific organization. The stress tests are conducted with baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve for the Corporation and by the OCC for the Bank.

The banking agencies issued Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets on May 17, 2012. On July 30, 2013, the federal banking agencies issued Proposed Supervisory Guidance on Implementing Dodd-Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of more than $10 Billion but less than $50 Billion, which describes supervisory expectations for stress tests by medium-sized companies. In March 2014. the OCC, the Federal Reserve and the FDIC issued Final Supervisory Guidelines on Implementing Dodd Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of More Than $10 Billion but Less Than $50 billion.

Each banking organization’s board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results is required beginning in 2015.

Other Legislation

Legislation affecting financial institutions and the financial industry will continue to be introduced in Congress and state legislatures, and such legislation may further change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the Corporation’s cost of doing business, limit or expand permissible activities or affect its competitive position. Legislation that is enacted, together with any implementing regulations, could affect the financial condition or results of operations of the Corporation or any of its subsidiaries.

NON-GAAP FINANCIAL MEASURES
Figure 2 below presents computations of earnings (loss) and certain other financial measures that exclude certain items that are included in the financial results presented in accordance with GAAP and are therefore considered non-GAAP financial measures. Management believes these non-GAAP financial measures enhance an investor’s understanding of the business by providing a meaningful base for period-to-period comparisons, assisting in operating results analysis, and predicting future performance on the same basis as applied by Management and the Board of Directors. These non-GAAP financial measures are also used by Management to assess the performance of the Corporation’s business, in comparison to the Corporation’s other ongoing operations. Management does not consider the activities related to the adjustments to be indications of ongoing operations. Management and the Board of Directors utilize these non-GAAP financial measures as follows, among others:

•	Preparation of operating budgets

•	Monthly financial performance reporting

•	Monthly, quarterly and year-to-date assessment of the Corporation’s business

•	Monthly close-out reporting of consolidated results (Management only)

•	Presentations to investors of corporate performance

Net interest income is presented on a TE basis. Net interest income-TE includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income-TE enhances comparability of net interest income arising from taxable and tax exempt sources and is the preferred industry measurement of net interest income.
Total revenue on a TE basis is calculated as net interest income-TE plus noninterest income and excludes net securities gains or losses. Management believes that noninterest income without net securities gains or losses is more indicative of the Corporation’s performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
The efficiency ratio is a non-GAAP financial measure which measures productivity and is generally calculated as noninterest expense divided by total revenue-TE. The efficiency ratio removes the impact of the Corporation’s intangible asset amortization from the calculation. The adjusted efficiency ratio further removes the impact of the Citizens’ merger-related charges. The fee income ratio is another non-GAAP financial measure calculated as noninterest income without net securities gains or losses divided by total revenue-TE. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors.
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. The new Basel III rules, adopted in July 2013, include a common equity Tier I capital (CET1) to risk-weighted assets capital ratio. Analysts and banking regulators have assessed the Corporation’s capital adequacy using the tangible common shareholders’ equity and/or the Tier 1 common equity measure, including on a risk-weighted basis. Tangible common equity and Tier 1 common equity are not formally defined by GAAP; accordingly, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than the Corporation’s disclosed calculations. Since analysts and banking regulators assess the Corporation’s capital adequacy using tangible common shareholders’ equity and Tier 1 common equity, Management believes this information will assist investors to assess the Corporation’s capital adequacy on these same bases.
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of the risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
The Corporation currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the Basel I. The Basel III capital rules and regulatory capital changes will generally become effective for the Corporation and the Bank beginning January 1, 2015. The Basel III calculations provided below are estimates, based on the Corporation’s current understanding of the new framework, including the Corporation’s reading of the requirements, and informal feedback received through the regulatory process. Because the Basel III rules are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation’s disclosed calculations. Since analysts and banking regulators may assess the Corporation’s capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation’s capital adequacy on the same basis.
Tangible book value per share (non-GAAP) and common equity per share (non-GAAP) are approximate measures of the Corporation’s common equity and liquidation values. Management uses these values to evaluate these values to the current market value and believes these measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. These per share values are calculated by deducting preferred stock from shareholder’s equity for common equity value (non-GAAP) and deducting intangible assets from the common equity value for tangible book value (non-GAAP). Both values (numerator) are then divided by period end Common Stock outstanding.
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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		December 31, 2014	December 31, 2013
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,834,281	$2,702,894
Less:	Intangible assets	71,020	82,755
	Goodwill (4)	741,740	741,740
	Preferred Stock	100,000	100,000
Tangible common equity (non-GAAP)		$1,921,521	$1,778,399
Total assets (GAAP)		24,902,347	23,912,028
Less:	Intangible assets	71,020	82,755
	Goodwill (4)	741,740	741,740
Tangible assets (non-GAAP)		$24,089,587	$23,087,533
Tangible common equity to tangible assets ratio (non-GAAP)		7.98%	7.70%
Tier 1 common equity - Basel I
Shareholders’ equity (GAAP)		$2,834,281	$2,702,894
Plus:	Net unrealized (gains) losses on available-for-sale securities	5,546	29,297
	Losses recorded in AOCI related to defined benefit postretirement plans	66,346	37,579
	Trust preferred securities	—	74,500
Less:	Intangible assets	71,020	82,755
	Goodwill (4)	741,740	741,740
	Disallowed deferred tax asset	87,001	137,027
	Other adjustments	1,951	1,944
Tier 1 capital - Basel I (regulatory)		2,004,461	1,880,804
Less:	Preferred Stock	100,000	100,000
	Trust preferred securities	—	74,500
Tier 1 common equity - Basel I (non-GAAP)		$1,904,461	$1,706,304
Risk-weighted assets - Basel I (regulatory)		$17,391,022	$16,320,833
Tier 1 common equity ratio - Basel I (non-GAAP)		10.95%	10.45%
Tier 1 common ratio - Basel III (estimates) (1)
Shareholders’ equity (GAAP)		$2,834,281	$2,702,894
Plus:	Net unrealized (gains) losses on available-for-sale securities	5,546	29,297
	Defined benefit postretirement plans in accumulated other comprehensive income	66,346	37,579
Less:	Nonqualifying goodwill (4)	741,740	741,740
	Nonqualifying intangible assets	71,020	82,755
	Disallowed deferred tax asset	173,039	205,962
	Other adjustments	1,951	1,944
Tier 1 capital - Basel III (regulatory)		1,918,423	1,737,369
Less:	Preferred Stock	100,000	100,000
Tier 1 common equity - Basel III (regulatory)		$1,818,423	$1,637,369
Risk-weighted assets - Basel III (regulatory)		$18,149,636	$17,114,143
Tier 1 common equity ratio - Basel III		10.02%	9.57%

GAAP to Non-GAAP Reconciliations, continued
(In thousands, except per share amounts)		December 31, 2014	December 31, 2013
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,834,281	$2,702,894
Less:	Preferred Stock	100,000	100,000
Common shareholders’ equity		2,734,281	2,602,894
Less:	Intangible assets	71,020	82,755
	Goodwill (4)	741,740	741,740
Tangible common equity (non-GAAP)		$1,921,521	$1,778,399

Period end common shares		165,390	165,056
Book value per share		$17.14	$16.38
Common equity per share		16.53	15.77
Tangible book value per common share		11.62	10.77

		Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)		2014	2013	2014	2013
Net income		$61,079	$57,174	$237,951	$183,684
Adjustments to net income, net of tax (2)
Plus:	Branch closure costs	—	676	2,568	676
	Acquisition related charges	—	3,874	706	48,786
	Restructure expenses	564	—	564	—
	Total adjusted charges	564	4,550	3,838	49,462
	Adjusted net income (non-GAAP)	$61,643	$61,724	$241,789	$233,146
Annualized net income (GAAP)		$242,324	$226,832	$237,951	$183,684
	Annualized adjusted net income (non-GAAP)	$244,562	$244,883	$241,789	$233,146
Average assets (GAAP)		$24,664,987	$24,034,846	$24,418,211	$21,489,775
Average equity (GAAP)		$2,849,618	$2,673,635	$2,790,139	$2,408,865
Less:	Average preferred stock	100,000	100,000	100,000	90,685
Average common shareholders’ equity (non-GAAP)		2,749,618	2,573,635	2,690,139	2,318,180
Less:	Average intangible assets	72,443	84,062	76,821	64,641
	Average goodwill	741,740	739,819	741,740	662,402
Average tangible common equity (non-GAAP)		$1,935,435	$1,749,754	$1,871,578	$1,591,137

Return on average assets		0.98%	0.94%	0.97%	0.85%
Adjusted return on average assets, net of Citizen’s merger related charges (non-GAAP)		0.99%	1.02%	0.99%	1.08%
Return on average equity		8.50%	8.48%	8.53%	7.63%
Adjusted return on average equity, net of Citizen’s merger related charges (non-GAAP)		8.58%	9.16%	8.67%	9.68%
Return on average tangible common equity (non-GAAP)		12.52%	12.96%	12.71%	11.54%
Adjusted return on average tangible common equity, net of Citizen’s merger related charges (non-GAAP)		12.64%	14.00%	12.92%	14.65%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)		2014	2013	2014	2013
Net interest income (GAAP)		$192,511	$198,068	$775,568	$710,785
TE Adjustment (non-GAAP)		3,998	4,077	16,107	14,417
Net interest income TE (non-GAAP)		196,509	202,145	791,675	725,202
Noninterest income (GAAP)		71,960	72,420	281,524	270,343
Adjustments to noninterest income(2)
Less:	Securities gains (losses)	16	—	166	(2,803)
Plus:	Branch closure costs and acquisition related expenses (3)	—	1,040	3,951	1,040
	Adjusted noninterest income (non-GAAP)	71,944	73,460	285,309	274,186
Adjusted total revenue, TE excluding securities gains (losses) (non-GAAP)		268,453	275,605	1,076,984	999,388
Noninterest expense (GAAP)		165,041	178,620	664,919	684,253
Adjustments to noninterest expense (2)
Less:	Amortization of intangible assets	2,933	2,692	11,735	8,392
	Adjusted noninterest expense, excluding amortization of intangibles	162,108	175,928	653,184	675,861
Less:	Restructure expenses	868	—	868	—
	Branch closure costs and acquisition related expenses	—	5,960	1,086	72,262
	Adjusted noninterest expense (non-GAAP)	$161,240	$169,968	$651,230	$603,599

Annualized net interest income TE (non-GAAP)		$779,628	$801,988	$791,675	$725,202
Average earning assets		$21,920,889	$20,593,750	$21,502,747	$18,492,995

Net interest margin on an TE basis (non-GAAP)		3.56%	3.89%	3.68%	3.92%
Fee income ratio, as reported (non-GAAP)		26.80%	26.38%	26.22%	27.36%
Efficiency ratio, as reported, excluding amortization of intangible assets and securities gains (losses) (non-GAAP)		60.39%	64.08%	60.87%	67.70%
Adjusted efficiency ratio, net of Citizen’s merger related charges (non-GAAP)		60.06%	61.67%	60.47%	60.40%

(1) The Basel III calculations of Tier 1 common equity, risk-weighted assets and the Tier 1 common equity ratio are based upon Management’s current interpretation of the final Basel III rules on a fully phased in basis.
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
(4) December 31, 2013 period end data reflects purchase accounting adjustments which resulted in an increase to goodwill of approximately $1.9 million from previously reported.

RESULTS OF OPERATIONS
Net Interest Income

Net interest income, the Corporation’s principal source of revenue, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest expense on deposits and borrowings. Net interest income is affected by the volume, pricing, mix and maturity of earnings assets and interest-bearing liabilities; the volume and value of net free funds, such as noninterest-bearing deposits and equity capital; the use of derivative instruments to manage interest rate risk; interest rate fluctuations and competitive conditions within the marketplace; and asset quality.

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

Figure 3. Net Interest Income and Net Interest Margin

	Year Ended December 31,			% Increase (Decrease)
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net interest income	$775,568	$710,785	$471,830	9.11%	50.64%
Tax equivalent adjustment	16,107	14,417	11,158	11.72%	29.21%
Net interest income - TE	791,675	725,202	482,988	9.17%	50.15%
Average earning assets	$21,502,747	$18,492,995	$13,072,691	16.28%	41.46%
Net interest margin	3.68%	3.92%	3.69%	(6.12)%	6.23%

The increase in net interest income-TE in 2013 compared with 2012 was primarily due to the impact of the Citizens acquisition and organic loan growth.

The following table presents the individual components of net interest income and the net interest margin.
Figure 4. Average Tax-Equivalent Balance Sheets - Year to Date

	Year Ended			Year Ended			Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Cash and cash equivalents	$659,072			$941,356			$366,815
Investment securities and federal funds sold:
U.S. treasury securities and U.S. government agency obligations (taxable)	5,247,620	$105,966	2.02%	4,319,524	$88,761	2.05%	2,825,283	$73,455	2.60%
Obligations of states and political subdivisions (tax exempt)	762,864	34,736	4.55%	673,695	33,311	4.94%	483,582	25,034	5.18%
Other securities and federal funds sold	588,123	22,398	3.81%	535,916	20,063	3.74%	383,420	11,575	3.02%
Total investment securities and federal funds sold	6,598,607	163,100	2.47%	5,529,135	142,135	2.57%	3,692,285	110,064	2.98%
Loans held for sale	12,825	447	3.49%	15,194	553	3.64%	23,326	960	4.12%
Loans, including loss share receivable	14,891,315	685,058	4.60%	12,948,666	637,532	4.92%	9,357,080	410,817	4.39%
Total earning assets	21,502,747	848,605	3.95%	18,492,995	780,220	4.22%	13,072,691	521,841	3.99%
Allowance for loan losses	(140,953)			(153,190)			(143,131)
Other assets	2,397,345			2,208,614			1,324,252
Total assets	$24,418,211			$21,489,775			$14,620,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$5,579,237	$—	—%	$4,859,659	$—	—%	$3,181,475	$—	—%
Interest bearing	3,058,609	2,963	0.10%	2,316,421	2,543	0.11%	1,082,740	987	0.09%
Savings and money market accounts	8,537,371	22,101	0.26%	7,799,943	24,406	0.31%	5,724,330	20,563	0.36%
Certificates and other time deposits	2,353,218	10,844	0.46%	2,325,565	9,649	0.41%	1,565,253	11,723	0.75%
Total deposits	19,528,435	35,908	0.18%	17,301,588	36,598	0.21%	11,553,798	33,273	0.29%
Securities sold under agreements to repurchase	1,084,532	991	0.09%	949,068	1,240	0.13%	949,756	1,157	0.12%
Wholesale borrowings	385,392	6,277	1.63%	194,150	3,893	2.01%	175,989	4,423	2.51%
Long-term debt	329,991	13,754	4.17%	280,323	13,287	4.74%	—	—	—%
Total interest bearing liabilities	15,749,113	56,930	0.36%	13,865,470	55,018	0.40%	9,498,068	38,853	0.41%
Other liabilities	299,722			355,781			332,976
Shareholders’ equity	2,790,139			2,408,865			1,608,108
Total liabilities and shareholders’ equity	$24,418,211			$21,489,775			$14,620,627
Net yield on earning assets (1)	$21,502,747	$791,675	3.68%	$18,492,995	$725,202	3.92%	$13,072,691	$482,988	3.69%
Interest rate spread			3.59%			3.82%			3.58%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statement of Income. The taxable-equivalent adjustments to net interest income were $16.1 million, $14.4 million, and $11.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table illustrates how the changes (on a TE basis) in yields or rates and average balances from the prior year affected net interest income.

Figure 5. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Year Ended December 31,
	2014 and 2013			2013 and 2012
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
INTEREST INCOME -TE
Investment securities and federal funds sold:
Taxable	$21,597	$(2,057)	$19,540	$38,463	$(14,669)	$23,794
Tax-exempt	4,191	(2,766)	1,425	9,445	(1,168)	8,277
Loans held for sale	(84)	(22)	(106)	(306)	(101)	(407)
Loans	91,279	(43,753)	47,526	172,232	54,482	226,714
Total interest income -TE	116,983	(48,598)	68,385	219,834	38,544	258,378
INTEREST EXPENSE
Interest on deposits:
Interest bearing	745	(325)	420	1,319	237	1,556
Savings and money market accounts	2,166	(4,471)	(2,305)	6,747	(2,904)	3,843
Certificates and other time deposits	115	1,080	1,195	4,371	(6,445)	(2,074)
Securities sold under agreements to repurchase	160	(409)	(249)	(1)	84	83
Wholesale borrowings	3,230	(846)	2,384	425	(955)	(530)
Long-term debt	2,185	(1,718)	467	13,287	—	13,287
Total interest expense	8,601	(6,689)	1,912	26,148	(9,983)	16,165
Net interest income - TE	$108,382	$(41,909)	$66,473	$193,686	$48,527	$242,213

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

2014 compared to 2013

The average yield on earning assets decreased from 4.22% in 2013 to 3.95% in 2014. Net interest margin in 2013 was impacted by the net accretion of the fair value adjustments on the newly acquired Citizens’ loan portfolio and certificates of deposit. Average balances for investment securities were up from 2013, increasing interest income by $25.8 million, and lower rates earned on the securities decreased interest income by $4.8 million. Average loans outstanding, up $1.9 billion, or 15.00% from 2013, increased 2014 interest income by $91.3 million, and lower yields on those loans decreased 2014 interest income by $43.8 million. Higher outstanding balances on average deposits and lower rates paid on deposits resulted in a net decrease to interest expense of $0.7 million in 2014. Increased wholesale borrowings and the issuance of $250.0 million in subordinated debt in the fourth quarter of 2014 caused interest expense to increase by $2.9 million in 2014. The cost of funds as a percentage of average earning assets for 2014 decreased 4 basis points to 0.26% in comparison to 0.30% for 2013.

2013 compared to 2012

The average yield on earning assets increased from 3.99% in 2012 to 4.22% in 2013. Net interest margin in 2013 was impacted by the net accretion of the fair value adjustments on the newly acquired Citizens’ loan portfolio and certificates of deposit. Average balances for investment securities were up from 2012 increasing interest income by $47.9 million, and lower rates earned on the securities decreased interest income by $15.8 million. Average loans outstanding, up $3.6 billion or 38.38% from 2012, increased 2013 interest income by $172.2 million and higher yields on those loans increased 2013 interest income by $54.5 million. The increase in average loans in 2013 was primarily due to the Citizens acquisition in April 2013. Higher outstanding balances on average deposits and lower rates paid on deposits resulted in a net increase to interest expense of $3.3 million in 2013. Long-term debt of $250.0 million issued in the first quarter of 2013 in connection with the Citizens acquisition caused interest expense to increase by $12.8 million in 2013 over 2012. The cost of funds as a percentage of average earning assets for 2013 was 0.30%, which remained unchanged from 2012.

Noninterest Income

The following table presents noninterest income for the years ended December 31, 2014, 2013, and 2012.
Figure 6. Noninterest Income

	Year Ended December 31,			% Increase (Decrease)
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Trust department income	$39,949	$34,770	$23,143	14.90%	50.24%
Service charges on deposits	71,457	74,399	57,737	(3.95)%	28.86%
Credit card fees	52,666	50,542	43,569	4.20%	16.00%
ATM and other service fees	24,179	19,155	14,792	26.23%	29.50%
Bank owned life insurance income	19,177	16,926	12,140	13.30%	39.42%
Investment services and life insurance	15,145	12,777	8,990	18.53%	42.12%
Investment securities (losses)/gains, net	166	(2,803)	3,786	(105.92)%	(174.04)%
Loan sales and servicing income	16,044	23,069	27,031	(30.45)%	(14.66)%
Other operating income	42,741	41,508	32,416	2.97%	28.05%
Total noninterest income	$281,524	$270,343	$223,604	4.14%	20.90%
Noninterest income as a percent of net revenue (1)	26.22%	27.36%	31.28%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

2014 compared to 2013

Noninterest income increased $11.2 million, or 4.14%, for 2014 compared to 2013. Noninterest income for 2013 included a net realized loss of $2.8 million on the sale of $2.2 billion in securities assumed in the Citizens acquisition that were sold shortly after acquisition to reduce prepayment and credit risk. Excluding this loss, the increase from 2013 to 2014 was $8.2 million and resulted primarily from the full year impact of the Citizens acquisition in 2014 compared to a nine-month impact in 2013. Additionally, bank owned life insurance income increased as a result of death benefit proceeds of $3.5 million in 2014 compared to $1.0 million in 2013.

Included in other operating income in 2014 was $5.0 million in gains on covered loan resolutions, compared to $8.6 million of similar gains in 2013, as well as $6.9 million of recoveries on loans acquired in the Citizens acquisition and charged-off in full prior to the acquisition, contrasted to $1.8 million of similar recoveries in 2013.

The increase in noninterest income was partially offset by a $7.0 million, or 30.45%, decrease in loan sales and servicing income. The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at December 31, 2014 compared to $2.7 billion at December 31, 2013. Interest rates were flat through most of 2014, however, decreased during the last quarter of 2014. This decrease caused a net impairment of its MSRs of approximately $0.7 million contrasted to 2013 during which a $2.3 million net recovery of previously recognized impairment was recognized, however, the decrease was not substantial enough to increase new origination volumes during 2014. Our mortgage banking business is being restructured as of January 1, 2015. The Corporation will continue to originate loans and has partnered with a best-in-class firm who will process, underwrite, close, and service our production. The Corporation will retain for its balance sheet and service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages. This strategy allows the Corporation to, over time, contribute to revenue.

Costs associated with branch closures of $4.0 million were recognized in 2014 as a reduction to noninterest income compared to $1.0 million in 2013.

2013 compared to 2012

Noninterest income increased $46.7 million, or 20.90%, in 2013 compared to 2012 primarily due to the partial year impact of the April 2013 Citizens acquisition and a $3.8 million gain on securities portfolio repositioning. Excluding the gain on securities of $3.8 million in 2012 and the loss on securities of $2.8 million in 2013, noninterest income increased $53.3 million, or 24.26%, in 2013 compared to 2012. Additionally, bank owned life insurance income increased as a result of death benefit proceeds of $1.0 million in 2013.

Included in other operating income in 2013 was $8.6 million in gains on covered loan resolutions, compared to $8.0 million of similar gains in 2012, and $1.8 million of recoveries on loans acquired in the 2013 Citizens acquisition and charged-off in full prior to the acquisition.

The increase in noninterest income was partially offset by a $4.0 million, or 14.66%, decrease in loan sales and servicing income. The Corporation serviced for third parties approximately $2.7 billion of residential mortgage loans at December 31, 2013, compared to $2.4 billion at December 31, 2012. Due to rising interest rates during 2013, the Corporation recognized a net recovery of its MSRs of approximately $2.3 million, compared to 2012 during which a $1.0 million net recovery was recognized. Rising interest rates, particularly at the end of 2013 and lower volumes resulted in a decrease of $4.2 million in the fair value of the mortgage pipeline.

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2014, 2013, and 2012.

Figure 7. Noninterest Expense

	Year Ended December 31,			% Increase (Decrease)
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Salaries and wages	$284,968	$288,125	$184,270	(1.10)%	56.36%
Pension and employee benefits	74,002	65,891	60,922	12.31%	8.16%
Net occupancy expense	59,436	49,510	31,754	20.05%	55.92%
Equipment expense	48,499	41,875	29,243	15.82%	43.20%
Taxes, other than federal income taxes	8,300	10,217	7,949	(18.76)%	28.53%
Stationery, supplies and postage	15,587	14,199	8,800	9.78%	61.35%
Bankcard, loan processing and other costs	45,625	71,929	34,195	(36.57)%	110.35%
Advertising	14,847	15,101	9,210	(1.68)%	63.96%
Professional services	21,813	40,680	23,480	(46.38)%	73.25%
Telephone	11,375	10,659	5,324	6.72%	100.21%
Amortization of intangibles	11,735	8,392	1,866	39.84%	349.73%
FDIC expense	20,481	17,707	10,753	15.67%	64.67%
Other operating expense	48,251	49,968	43,171	(3.44)%	15.74%
Total noninterest expense	$664,919	$684,253	$450,937	(2.83)%	51.74%

2014 compared to 2013

Noninterest expense decreased $19.3 million or, 2.83%, over 2013. Included in noninterest expense in 2013 were $72.3 million of merger-related costs associated with the Citizens acquisition. These costs were primarily composed of severance and retention employee benefits of $21.6 million, professional services of $20.2 million, and $23.6 million in fees for early termination of existing agreements assumed from the merger (reported within bankcard, loan processing and other costs). Excluding these merger-related costs in 2013, noninterest expenses increased $53.0 million. Higher noninterest expenses for 2014 were primarily due to the full year impact of the Citizens acquisition in 2014, compared to a nine-month impact in 2013. Other factors contributing to changes in noninterest expense are described as follows.

Excluding the $21.6 million in severance and retention employee benefits from the Citizens acquisition in 2013, salaries and wages increased $18.4 million, or 6.9%, over 2013 primarily due to annual merit increases, partially offset by lower staffing levels and lower incentive compensation.

Net occupancy expense increased $9.9 million, or 20.05%, over 2013 due to higher than usual snow removal and utility costs due to the severe weather in the first several months of 2014 across the Corporation’s footprint.

Other operating expense for 2014 included a noncash charge of $3.1 million related to estimated losses on residential mortgage loans sold with recourse, compared to a similar charge of $5.8 million in 2013.

2013 compared to 2012

Noninterest expense increased $233.3 million, or 51.74%, over 2012. Included in noninterest expense in 2013 were $72.3 million of merger-related costs associated with the Citizens acquisition, as previously mentioned. Higher noninterest expenses for 2013 were primarily due to the partial year impact of the 2013 Citizens acquisition. Other factors contributing to changes in noninterest expense are described as follows.

Excluding the $21.6 million in severance and retention employee benefits from the Citizens acquisition in 2013, salaries and wages increased $82.3 million, or 44.64%, over 2012 primarily due to annual merit increases and higher incentive compensation. The number of full time equivalent employees as of December 31, 2012 was 2,738, compared to 4,570 as of December 31, 2013. Pension and employee benefits increased $5.0 million, or 8.16%, over 2013. This increase is being impacted by a significant decrease in pension expense of $12.7 million in 2013 as a result of the Corporation’s defined benefit pension plan being frozen effective December 31, 2012.

Income Taxes

Income tax expense totaled $101.9 million in 2014 compared to $79.5 million in 2013, and $55.7 million in 2012. The effective income tax rate for the year ended December 31, 2014, was 29.99% compared to 30.21%, and 29.34% for the years ended December 31, 2013 and 2012, respectively. Higher pre-tax income in 2014 and nondeductible merger-related expenses in 2013 lead to an increase in income tax expense and a decrease in the effective tax rate from 2013 to 2014. Further income tax information, including the effective tax rate analysis, is contained in Note 13 (Income Taxes) to the consolidated financial statements.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 17 (Segment Information) to the consolidated financial statements. The Corporation’s profitability is primarily dependent on the net interest income, provision for credit losses, noninterest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the years ended December 31, 2014, 2013, and 2012.

Figure 8. Line of Business Results

	December 31, 2014
(In thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$425,958	$378,597	$19,836	$(32,716)	$791,675
Provision/(recapture) for loan losses	2,898	39,618	1,895	7,868	52,279
Noninterest income	91,483	106,356	55,800	27,885	281,524
Noninterest expense	240,142	354,305	51,269	19,203	664,919
Net income (loss)	175,227	59,169	14,606	(11,051)	237,951
AVERAGES :
Assets	9,265,088	5,632,881	271,975	9,248,267	24,418,211
Loans	9,262,224	5,305,513	261,321	62,257	14,891,315
Earnings assets	9,549,341	5,328,548	261,321	6,363,537	21,502,747
Deposits	6,679,007	11,484,769	1,089,068	275,591	19,528,435
Economic Capital	743,071	353,098	58,106	1,635,864	2,790,139

	December 31, 2013
(In thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$411,985	$349,433	$17,192	$(53,408)	$725,202
Provision/(recapture) for loan losses	17,072	16,151	(692)	1,153	33,684
Noninterest income	83,933	114,679	48,289	23,442	270,343
Noninterest expense	209,936	330,875	54,196	89,246	684,253
Net income (loss)	172,206	76,105	7,784	(72,411)	183,684
AVERAGES :
Assets	8,397,357	4,746,277	259,601	8,086,540	21,489,775
Loans	8,292,805	4,367,701	226,152	62,008	12,948,666
Earnings assets	8,480,005	4,392,937	226,179	5,393,874	18,492,995
Deposits	5,572,287	10,749,725	826,794	152,782	17,301,588
Economic Capital	602,561	256,362	72,244	1,477,698	2,408,865

	December 31, 2012
(In thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$261,907	$207,907	$17,444	$(4,270)	$482,988
Provision/(recapture) for loan losses	32,319	10,008	(626)	12,997	54,698
Noninterest income	67,606	103,279	32,996	19,723	223,604
Noninterest expense	159,525	221,297	39,296	30,819	450,937
Net income (loss)	87,318	51,922	7,650	(12,784)	134,106
AVERAGES :
Assets	6,424,226	2,952,280	238,805	5,005,316	14,620,627
Loans	6,391,189	2,674,997	225,018	65,876	9,357,080
Earnings assets	6,493,713	2,707,632	225,044	3,646,302	13,072,691
Deposits	3,284,722	7,416,982	709,786	142,308	11,553,798
Economic Capital	404,005	212,409	49,313	942,381	1,608,108

2014 compared with 2013

The commercial segment’s net income was $175.2 million, an increase of $3.0 million from 2013. Net interest income - TE totaled $426.0 million compared to $412.0 million for 2013, an increase of $14.0 million, or 3.39%. The increase was primarily attributable to asset growth driven by both the Citizens acquisition and organic loan growth. The provision for loan losses totaled $2.9 million compared to $17.1 million in 2013, a decrease of $14.2 million, or 83.02%. Net charge-offs increased $8.2 million from $0.1 million in 2013 to $8.3 million in 2014. Noninterest income was $91.5 million compared to $83.9 million for 2013, an increase of $7.6 million or 9.00%, primarily attributable to growth in service charges, merchant card fees and commercial loan fees. Noninterest expense was $240.1 million compared to $209.9 million for 2013, an increase of 14.4%. Growth in expenses was primarily attributable to a full-year impact of the Citizens acquisition, FDIC fees and the continued build-out of specialized and regional banking capabilities, partially offset by the results of management’s efficiency initiative.

The retail segment’s net income was $59.2 million, a decrease of $16.9 million from 2013. Net interest income - TE totaled $378.6 million compared to $349.4 million in 2013, an increase of $29.2 million or 8.35%. The increase was primarily attributable to growth in earning assets acquired through the Citizens acquisition. Provision for credit losses totaled $39.6 million compared to $16.2 million for the same period in 2013, an increase of $23.5 million, or 145.30%, due to the full-year impact of the Citizens acquisition. Noninterest income was $106.4 million compared to $114.7 million in 2013, a decrease of $8.3 million, or 7.26%. The largest drivers of this reduction were lower mortgage sales and services charges on deposits. Noninterest expense was $354.3 million compared to $330.9 million in 2013. The results of management’s efficiency initiative partially offset the increase in expense attributable to a full-year expense impact of the Citizens acquisition.

The wealth management segment’s net income of $14.6 million was an increase of $6.8 million from 2013. Net interest income increased $2.6 million to $19.8 million in 2014, attributable primarily to deposit growth of $262.3 million or 31.7%. Noninterest income increased $7.5 million due to increased income from trust and investment agency, offset by lower insurance premiums. Non-interest expense was $51.3 million compared to $54.2 million in 2013, a decrease of $2.9 million. The results of management’s efficiency initiative partially offset the increase in expense attributable to the full-year expense impact of the Citizens acquisition.

Activities that are not directly attributable to one of the primary lines of business are included in the other business line. This category includes the parent company, community development operations, FirstMerit’s treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain capital and support functions not specifically identifiable with the three primary lines of business. The Other line of business recorded net loss before income taxes of $11.1 million, which was $61.4 million less than 2013. The net loss was attributable to a decrease in non-interest expense of $70.0 million due primarily to the Citizens acquisition that occurred in 2013.

2013 compared with 2012

The commercial segment’s net income grew $84.9 million to $172.2 million. Net interest income - TE totaled $412.0 million compared to $261.9 million for 2012, an increase of $150.1 million, or 57.30%. The increase was primarily attributable to asset growth driven by both the Citizens acquisition and organic loan growth. Provision for credit losses totaled $17.1 million compared to $32.3 million for 2012, a decrease of $15.2 million, or 47.18%. The continued decline in provision for loan losses resulted from a $23.2 million reduction in net charge-offs partly offset by loan growth. Noninterest income was $83.9 million compared to $67.6 million for 2012. The increase was primarily attributable to growth in service charges and commercial loan fees. Noninterest expense was $209.9 million compared to $159.5 million for 2012. Growth in expenses was primarily attributable to the Citizens acquisition and the continued build-out of specialized banking capabilities, partially offset by the results of management’s efficiency initiative.

The retail segment’s net income was $76.1 million, an increase of $24.2 million from 2012. Net interest income - TE totaled $349.4 million compared to $207.9 million for the same period in 2012, an increase of $141.5 million, or 68.07%. The increase was almost solely attributable to growth in earning assets acquired through the Citizens acquisition. Provision for credit losses totaled $16.2 million compared to $10.0 million for 2012, an increase of $6.1 million, or 61.38%, despite a reduction in net charge-offs of $3.7 million. The remaining provision would be attributable to significant loan growth. Noninterest income was $114.7 million compared to $103.3 million for 2012, an increase of $11.4 million, or 11.04%. Noninterest expense was $330.9 million compared to $221.3 million for 2012. The results of management’s efficiency initiative partially offset the increase in expense attributable to the Citizens acquisition.

The wealth management segment’s net income of $7.8 million was a modest increase of $0.1 million from 2012, primarily due to deposit rate compression, offsetting strong growth in deposit balances which grew $117.0 million to $826.8 million from 2012. Non-interest expense was $54.2 million compared to $39.3 million in 2012. The results of management’s efficiency initiative partially offset the increase in expense attributable to the Citizens acquisition.

Activities that are not directly attributable to one of the primary lines of business are included in the other business line. Included in this category are the parent company, community development operations, FirstMerit’s treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain capital and support functions not specifically identifiable with the three primary lines of business. The Other line of business recorded net loss before income taxes of $72.4 million which was $59.6 million more than 2012. The net loss was attributable to a non-interest expense increase of $58.8 million due primarily to the Citizens acquisition, partially offset by lower expense as a result of management’s successful efficiency initiative. Items related to the Citizens acquisition are described in more detail in Note 2 (Business Combinations) to the consolidated financial statements.

FINANCIAL CONDITION

Acquisitions

On April 12, 2013, the Corporation completed the merger with Citizens, which resulted in all of Citizens' common stock being converted into the right to receive 1.37 shares of the Corporation’s Common Stock. The conversion of Citizens’ common stock into the Corporation’s Common Stock resulted in the Corporation issuing 55,468,283 shares of its Common Stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300.0 million of Citizens’ TARP Preferred plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250.0 million aggregate principal amount of 4.35% subordinated notes and $100.0 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of the Corporation’s Common Stock.

The Citizens transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. The fair value measurement period for the transaction ended on March 31, 2014.

The following table in Figure 9 provides the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value:

Figure 9. Purchase Price Calculations as of the Acquisition Date

(In thousands, except per share amounts)
Purchase Price:
FirstMerit shares of Common Stock issued for Citizens’ shares			55,468,283
Closing price per share of the Corporation’s Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens’ TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens’ shareholders			61
Consideration from the warrant issued to the Treasury for Citizens’ TARP warrant			$3,000
Total purchase price			1,283,643

Preliminary Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment securities	3,202,575
Loans	4,617,004
Premises and equipment	138,536
Intangible assets	84,774	(1)
Accrued interest receivable and other assets	681,100
Total assets	9,268,369
LIABILITIES
Deposits	7,276,754
Borrowings	908,824
Accrued taxes, expenses and other liabilities	$80,842
Total liabilities	8,266,420
Net identifiable assets acquired			1,001,949
Goodwill			$281,694

(1) Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful lives for which the core deposit intangible and the trust relationships are being amortized over are 15 and 12 years, respectively.

The estimated fair values presented in the above table reflect additional information that the Corporation obtained during the year ended December 31, 2014, which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed.

As part of the merger, the Corporation assumed Citizens' FHLB advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management’s strategy to de-leverage the acquired Citizens’ balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of $652.5 million, which approximated the fair value of the advances. The fair value of the two retained FHLB advances totaled $66.8 million and mature on May 16, 2016. FHLB advances are reflected in the line item “Federal funds purchased and securities sold under agreements to repurchase” on the Consolidated Balance Sheet.

Additional information on this acquisition can be found in Note 2 (Business Combinations), Note 4 (Loans) and Note 6 (Goodwill and Other Intangible Assets) in the notes to consolidated financial statements.

Investment Securities

The following table provides information with respect to the amortized cost and fair value of the Corporation’s investment security portfolio.

Figure 10. Investment Securities

	December 31, 2014			December 31, 2013
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$3,562,537	$3,545,288	$(17,249)	$3,329,117	$3,273,174	$(55,943)
Held to maturity securities (2)	2,903,609	2,875,920	(27,689)	2,935,688	2,824,240	(111,448)
Other securities (3)	148,654	148,654	—	180,803	180,803	—
Total investment securities	$6,614,800	$6,569,862	$(44,938)	$6,445,608	$6,278,217	$(167,391)

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in CLOs as these securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation’s asset liability risk position. No CLO investments were made until the second quarter of 2013. The CLO portfolio had an amortized cost of $297.4 million as of December 31, 2014, compared to $297.3 million as of December 31, 2013. Net unrealized losses on the CLO portfolio amounted to $9.6 million and $3.6 million at December 31, 2014, and 2013, respectively. The fair value of the CLOs have been impacted by increased supply which has widened spreads. The current weighted average yield on our CLO portfolio approximates 2.67% as of December 31, 2014. The new Volcker regulations, as originally adopted, may affect the Corporation’s ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

Loans

Total loans at December 31, 2014, were $15.3 billion compared to $14.2 billion at December 31, 2013. Total loans as of December 31, 2014, include $2.5 billion in acquired loans and $331.1 million in covered loans, excluding the loss share receivable of $22.0 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013 (See Note 2 (Business Combinations)). Covered loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and covered loans, at December 31 fore each of the five past years.

Figure 11. Period End Loans by Product Type

	As of December 31, 2014
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$7,830,085	62.7%	$1,086,899	43.9%	$211,607	63.9%	$9,128,591	59.6%
Residential mortgages	625,283	5.0%	394,484	15.9%	41,276	12.5%	1,061,043	6.9%
Installment	2,393,451	19.1%	764,168	30.8%	4,874	1.5%	3,162,493	20.7%
Home equity lines	1,110,336	8.9%	233,629	9.4%	73,365	22.1%	1,417,330	9.3%
Credit card	164,478	1.3%	—	—%	—	—%	164,478	1.1%
Leases	370,179	3.0%	—	—%	—	—%	370,179	2.4%
Subtotal	12,493,812	100.0%	2,479,180	100.0%	331,122	100.0%	15,304,114	100.0%
Loss share receivable	—	n/m	—	n/m	22,033	n/m	22,033	n/m
Total Loans	$12,493,812	n/m	$2,479,180	n/m	$353,155	n/m	$15,326,147	n/m
Allowance for loan losses	(95,696)	n/m	(7,457)	n/m	(40,496)	n/m	(143,649)	n/m
Net Loans	$12,398,116	n/m	$2,471,723	n/m	$312,659	n/m	$15,182,498	n/m

	As of December 31, 2013
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$6,648,279	65.1%	$1,725,970	49.4%	$375,860	70.9%	$8,750,109	61.5%
Residential mortgages	529,253	5.2%	470,652	13.5%	50,679	9.5%	1,050,584	7.4%
Installment	1,727,925	16.9%	1,004,569	28.7%	6,162	1.2%	2,738,656	19.2%
Home equity lines	920,066	9.0%	294,424	8.4%	97,442	18.4%	1,311,932	9.2%
Credit card	148,313	1.5%	—	—%	—	—%	148,313	1.0%
Leases	239,551	2.3%	—	—%	—	—%	239,551	1.7%
Subtotal	10,213,387	100.0%	3,495,615	100.0%	530,143	100.0%	14,239,145	100.0%
Loss share receivable	—	n/m	—	n/m	61,827	n/m	61,827	n/m
Total Loans	$10,213,387	n/m	$3,495,615	n/m	$591,970	n/m	$14,300,972	n/m
Allowance for loan losses	(96,484)	n/m	(741)	n/m	(44,027)	n/m	(141,252)	n/m
Net Loans	$10,116,903	n/m	$3,494,874	n/m	$547,943	n/m	$14,159,720	n/m

	As of December 31, 2012
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$5,866,489	67.2%	$—	n/m	$718,437	79.4%	$6,584,926	68.3%
Residential mortgages	445,211	5.1%	—	n/m	61,540	6.8%	506,751	5.3%
Installment	1,328,258	15.2%	—	n/m	8,189	0.9%	1,336,447	13.9%
Home equity lines	806,078	9.2%	—	n/m	117,225	12.9%	923,303	9.6%
Credit card	146,387	1.7%	—	n/m	—	—%	146,387	1.5%
Leases	139,236	1.6%	—	n/m	—	—%	139,236	1.4%
Subtotal	8,731,659	100.0%	—	n/m	905,391	100.0%	9,637,050	100.0%
Loss share receivable	—	n/m	—	n/m	113,734	n/m	113,734	n/m
Total Loans	$8,731,659	n/m	$—	n/m	$1,019,125	n/m	$9,750,784	n/m
Allowance for loan losses	(98,942)	n/m	—	n/m	(43,255)	n/m	(142,197)	n/m
Net Loans	$8,632,717	n/m	$—	n/m	$975,870	n/m	$9,608,587	n/m

	As of December 31, 2011
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	5,107,747	65.9%	$—	n/m	$1,065,296	82.5%	$6,173,043	68.3%
Residential mortgages	413,664	5.3%	—	n/m	74,510	5.7%	488,174	5.4%
Installment	1,263,665	16.3%	—	n/m	10,122	0.8%	1,273,787	14.1%
Home equity lines	743,982	9.6%	—	n/m	141,548	11.0%	885,530	9.8%
Credit card	146,356	1.9%	—	n/m	—	—%	146,356	1.6%
Leases	73,530	1.0%	—	n/m	—	—%	73,530	0.8%
Subtotal	7,748,944	100.0%	—	n/m	1,291,476	100.0%	9,040,420	100.0%
Loss share receivable	—	n/m	—	n/m	205,664	n/m	205,664	n/m
Total Loans	$7,748,944	n/m	$—	n/m	$1,497,140	n/m	$9,246,084	n/m
Allowance for loan losses	(107,699)	n/m	—	n/m	(36,417)	n/m	(144,116)	n/m
Net Loans	$7,641,245	n/m	$—	n/m	$1,460,723	n/m	$9,101,968	n/m

	As of December 31, 2010
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		Covered Loans (2)		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$4,527,497	62.8%	$—	n/m	$1,394,579	82.6%	$5,922,076	66.6%
Residential mortgages	403,843	5.6%	—	n/m	96,113	5.7%	499,956	5.6%
Installment	1,308,860	18.2%	—	n/m	11,523	0.7%	1,320,383	14.9%
Home equity lines	749,378	10.4%	—	n/m	185,934	11.0%	935,312	10.5%
Credit card	149,506	2.1%	—	n/m	—	—%	149,506	1.7%
Leases	63,004	0.9%	—	n/m	—	—%	63,004	0.7%
Subtotal	7,202,088	100.0%	—	n/m	1,688,149	100.0%	8,890,237	100.0%
Loss share receivable	—	n/m	—	n/m	288,605	n/m	288,605	n/m
Total Loans	$7,202,088	n/m	$—	n/m	$1,976,754	n/m	$9,178,842	n/m
Allowance for loan losses	(114,690)	n/m	—	n/m	(13,733)	n/m	(128,423)	n/m
Net Loans	$7,087,398	n/m	$—	n/m	$1,963,021	n/m	$9,050,419	n/m

(1) Loans acquired from Citizens. No allowance was brought forward in accordance with the acquisition method of accounting.
(2) Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
n/m = Not Meaningful

The following table summarizes the maturity of originated, acquired, and covered loans, excluding the loss share receivable of $22.0 million, as of December 31, 2014.

Figure 12. Loan Maturity Excluding Loss Share Receivable

	As of December 31, 2014
(Dollars in thousands)	Commercial		Residential mortgages		Installment		Home equity lines		Credit card		Leases
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Due in one year or less	$223,704	2.5%	$15,306	1.4%	$86,908	2.7%	$44,581	3.1%	$18,785	11.4%	$11,831	3.2%
Due after one year but within five years	6,040,635	66.2%	590,065	55.6%	1,750,469	55.4%	773,186	54.6%	11,049	6.7%	231,562	62.6%
Due after five years	2,864,252	31.3%	455,672	43.0%	1,325,116	41.9%	599,563	42.3%	134,644	81.9%	126,786	34.2%
Total	$9,128,591	100.0%	$1,061,043	100.0%	$3,162,493	100.0%	$1,417,330	100.0%	$164,478	100.0%	$370,179	100.0%
Loans due after one year with interest at
a predetermined fixed rate	$1,861,213	20.9%	$608,678	58.2%	$3,059,416	99.5%	$177,844	13.0%	$24,454	16.8%	$358,348	100.0%
Loans due after one year with interest at
a floating rate	7,043,674	79.1%	437,059	41.8%	16,169	0.5%	1,194,905	87.0%	121,239	83.2%	—	—%
Total	$8,904,887	100.0%	$1,045,737	100.0%	$3,075,585	100.0%	$1,372,749	100.0%	$145,693	100.0%	$358,348	100.0%

Originated Loans

Total originated loans increased from December 31, 2013 by $2.3 billion, or 22.33%. This increase was driven primarily by higher commercial loans, which increased $1.2 billion, or 17.78%, from December 31, 2013, and installment loans, which increased $665.5 million, or 38.52%, due to the Corporation’s expansion of its legacy products into the Chicago, Illinois, Michigan, and Wisconsin regions as well as Citizens indirect marine and RV lending products into its legacy markets. The growth in commercial loans was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets and healthcare lines of business. The leasing line of business has also seen considerable increase in activity year over year. As of December 31, 2014, leases totaled $370.2 million, compared to $239.6 million at December 31, 2013, resulting in an increase of $130.6 million, or 54.53%, from December 31, 2013, to December 31, 2014. As the Midwest economy continues to recover, our commercial customers are expanding businesses and are increasing their investments in capital projects.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2013, by $96.0 million, or 18.14%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year. Our mortgage banking business is being restructured as of January 1, 2015. The Corporation will continue to originate loans with our origination staff and have partnered with a best in class firm who will process, underwrite, close and service our production. The Corporation will retain for its balance sheet and service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages. This strategy allows the Corporation to, over time, contribute to revenue.

Outstanding home equity loans increased from December 31, 2013, by $190.3 million, or 20.68%.

The Corporation has approximately $4.2 billion of loans secured by real estate. Approximately 85.64% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. The carrying amount of these loans was $2.5 billion as of December 31, 2014, a decrease from December 31, 2013 of $1.0 billion, or 29.08%. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future. Additional information regarding the accounting for acquired loans is included in the section captioned “Critical Accounting Policies”.

These loans were recorded at estimated fair value on the Acquisition Date with no carryover of the related ALL. The acquired loans were segregated between those considered to be performing (“nonimpaired acquired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Revolving loans, including lines of credit, are excluded from acquired impaired loan accounting.

For acquired nonimpaired loans, the difference between the Acquisition Date fair value and the contractual amounts due at the Acquisition Date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Acquired nonimpaired loans are reported net of the unamortized fair value adjustment. Nonimpaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

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

Covered Loans and Related Loss Share Receivable

The loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest are covered by loss sharing agreements between the FDIC and the Corporation that afford the Bank significant loss protection. Total covered loans, excluding the loss share receivable, were $331.1 million as of December 31, 2014, a decrease from December 31, 2013, of $199.0 million, or 37.54%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

These covered loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL and are accounted for as acquired impaired loans as described in the section captioned “Critical Accounting Policies”. A loss share receivable was recorded as of the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain covered loans. These expected reimbursements are recorded as part of covered loans. Additional information regarding the accounting for covered loans and the related loss share receivable is included in the section captioned “Critical Accounting Policies”.

Allowance for Originated Loan Losses and Reserve For Unfunded Lending Commitments

Allowance for Originated Loan Losses

A detailed description of our methodology for calculating our ALL is included in “Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis. Also, refer to Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-K for further information regarding the Corporation’s credit policies and practices.

The level of the allowance for loan losses represents Management’s best estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. The evaluation of the ALL is based on ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio.

The Corporation’s credit administration division manages credit risk by establishing credit policies, processes, and review mechanisms. The credit administration division formulates procedures and guidelines, defines credit standards, establishes and maintains credit controls, and produces Management reports in support of these activities.

The Corporation’s credit risk management division is responsible for the analysis and reporting for all credit risks. To preserve portfolio diversification and to manage the risks inherent to portfolio concentrations, monitoring metrics are established and applied to a range of portfolio segments based on industry, collateral, or purpose. One of three portfolio strategies (Growth, Stable or Contract) are assigned to each segment. The assigned strategies are intended to guide management behavior in matters concerning pricing, underwriting and mitigation of portfolio risk. These metrics are monitored and updated on an on-going basis and reviewed quarterly with senior management and the Board of Directors Risk Management Committee.

The primary indicators of credit quality are delinquency status and our internal risk ratings for our commercial loan portfolio segment, and delinquency status and current FICO scores for our consumer loan portfolio segment. Assignment of internal risk ratings are based on the most current information available from a financial statement standpoint, as well as from an industry and geographic perspective. All aspects of the credit relationship are considered in the risk rating decisioning process, including, but not limit to, credit structure and terms, compliance with loan covenants and loan agreements, and the impact of weak or improper credit structure. Relationship managers perform regular reviews to access the accuracy of risk ratings. A formal review of all customer risk ratings on any aggregate credit exposure of $250,000 or more is performed at a minimum of once every twelve months unless administered in Core Banking and monitored by Portfolio Management (including the Private Client Services portfolio) in which case the threshold is $350,000. The review is documented with current financial statements for all obligors, co-obligors and guarantors, a current credit status memo and a current risk rating sheet. Additionally, the risk rating is referenced and attested to in a quarterly status review with the risk rating being adjusted as financial results or events require. Risk rating reviews of criticized loans are performed on a quarterly basis jointly between the relationship managers and the regional or senior-regional credit officer and supported with written updates by the loan officer, which include the progress of the credit, action plans, and improvement or deterioration since the previous quarter.

As part of our credit monitoring process, our loan review department serves to independently monitor credit quality and assess the effectiveness of credit risk management to provide Management with objective oversight of all lending activities. The loan review department is independent of the line lending and credit administration functions of the Corporation. The primary responsibilities of the loan review department are to provide an independent analysis of risk rating accuracy and timeliness, credit quality (including regulatory, policy, and underwriting compliance), credit administration management, processes, and controls.

The following table presents a five-year summary of activity in the ALL and credit quality performance ratios.
Figure 13. Five-Year Summary of the Allowance for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for originated loan losses at January 1,	$96,484	$98,942	$107,699	$114,690	$115,092
Originated loans charged off:
Commercial	12,701	7,637	28,648	31,943	39,766
Mortgage	2,031	1,903	3,964	4,819	5,156
Installment	17,932	16,683	18,029	25,839	34,054
Home equity	4,831	5,036	7,249	8,691	7,912
Credit cards	4,604	5,541	6,171	7,846	13,577
Leases	—	1,237	144	778	896
Overdrafts	2,824	2,136	1,700	2,852	3,171
Total charge-offs	44,923	40,173	65,905	82,768	104,532
Originated Recoveries:
Commercial	4,332	9,012	5,626	2,703	1,952
Mortgage	318	230	235	221	263
Installment	10,513	10,459	11,635	13,639	13,047
Home equity	2,940	2,492	2,819	1,985	1,599
Credit cards	1,716	1,841	2,138	2,264	2,199
Manufactured housing	87	60	59	119	156
Leases	379	100	38	37	267
Overdrafts	679	487	622	774	864
Total recoveries	20,964	24,681	23,172	21,742	20,347
Originated net charge-offs	$23,959	$15,492	$42,733	$61,026	$84,185
Provision for originated loan losses	23,171	13,034	33,976	54,035	83,783
Allowance for originated loan losses at December 31,	$95,696	$96,484	$98,942	$107,699	$114,690
Reserve for Unfunded Lending Commitments
Balance at January 1,	$7,907	$5,433	$6,373	$8,849	$5,751
Provision for/(relief of) credit losses	(2,059)	2,474	(940)	(2,476)	3,098
Balance at December 31,	5,848	7,907	5,433	6,373	8,849
Allowance for credit losses (1)	$101,544	$104,391	$104,375	$114,072	$123,539

Average originated loans outstanding	$11,421,426	$9,252,555	$8,089,317	$7,409,502	$7,104,161
Ratio to average originated loans:
Originated net charge-offs	0.21%	0.17%	0.53%	0.82%	1.19%
Provision for originated loan losses	0.20%	0.14%	0.42%	0.73%	1.18%
Originated loans outstanding at end of year	$12,493,812	$10,213,387	$8,731,659	$7,748,944	$7,202,088
Allowance for originated loan losses:
As a percent of originated loans outstanding at end of year	0.77%	0.94%	1.13%	1.39%	1.59%
As a percent of nonperforming originated loans	276.44%	228.62%	269.69%	166.64%	91.28%
As a multiple of originated net charge-offs	3.99	6.23	2.32	1.76	1.36
Allowance for credit losses:
As a percentage of period-end originated loans	0.81%	1.02%	1.20%	1.47%	1.72%
As a percentage of nonperforming originated loans	293.34%	247.35%	284.50%	176.50%	118.01%
As a multiple of annualized net charge offs	664.97%	783.34%	368.70%	208.91%	143.80%

(1) The reserve for unfunded commitments is recorded in other liabilities in the accompanying Consolidated Balance Sheets.

Figure 14. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of December 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
(In thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$11,759	$23,300	$—	$24,905	$7,379	$854	$25,251	$93,448
Allowance	72	2,914	—	1,178	207	296	1,283	5,950
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	52,676	1,361	4,451					58,488
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	186,278	3,454	14,959					204,691
Grade 2 allowance	8	—	1					9
Grade 3 loan balance	1,340,100	340,355	71,908					1,752,363
Grade 3 allowance	830	191	6					1,027
Grade 4 loan balance	3,413,446	2,228,833	277,277					5,919,556
Grade 4 allowance	23,562	6,118	625					30,305
Grade 5 (Special Mention) loan balance	132,764	30,247	1,389					164,400
Grade 5 allowance	8,022	751	32					8,805
Grade 6 (Substandard) loan balance	38,178	27,334	195					65,707
Grade 6 allowance	4,879	2,720	9					7,608
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,346,551	1,100,076	161,644	583,994	4,192,265
Current loans allowance				9,465	16,544	5,115	2,715	33,839
30 days past due loan balance				14,019	1,191	639	9,231	25,080
30 days past due allowance				859	581	492	209	2,141
60 days past due loan balance				3,506	569	498	1,645	6,218
60 days past due allowance				667	545	607	203	2,022
90+ days past due loan balance				4,470	1,121	843	5,162	11,596
90+ days past due allowance				749	1,447	1,456	335	3,987
Total originated loans	$5,175,201	$2,654,884	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812
Total allowance for originated loan losses	$37,375	$12,694	$674	$12,918	$19,324	$7,966	$4,745	$95,696

	As of December 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
(In thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$8,053	$21,522	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Allowance	3,235	229	—	1,014	223	312	1,133	6,146
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	34,909	241	9,271					44,421
Grade 1 allowance	10	—	2					12
Grade 2 loan balance	108,709	3,730	2,900					115,339
Grade 2 allowance	80	3	3					86
Grade 3 loan balance	802,624	340,782	54,446					1,197,852
Grade 3 allowance	869	421	85					1,375
Grade 4 loan balance	3,083,312	2,057,357	167,022					5,307,691
Grade 4 allowance	28,114	9,255	732					38,101
Grade 5 (Special Mention) loan balance	70,978	34,687	5,750					111,415
Grade 5 allowance	5,385	1,023	246					6,654
Grade 6 (Substandard) loan balance	30,982	50,393	162					81,537
Grade 6 allowance	5,288	4,144	13					9,445
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,678,155	909,799	145,332	481,338	3,214,624
Current loans allowance				7,964	10,063	5,123	2,403	25,553
30 days past due loan balance				14,524	1,683	696	16,335	33,238
30 days past due allowance				1,044	685	541	482	2,752
60 days past due loan balance				3,729	906	449	1,276	6,360
60 days past due allowance				920	710	542	221	2,393
90+ days past due loan balance				4,232	952	724	7,238	13,146
90+ days past due allowance				993	1,219	1,222	533	3,967
Total originated loans	$4,139,567	$2,508,712	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387
Total allowance for originated loan losses	$42,981	$15,075	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

	As of December 31, 2012
	Loan Type
		CRE and			Home Equity	Credit	Residential
(In thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$6,187	$27,412	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Allowance	577	1,018	—	1,526	34	127	1,722	5,004
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	42,211	—	13,119					55,330
Grade 1 allowance	14	—	5					19
Grade 2 loan balance	114,480	3,138	179					117,797
Grade 2 allowance	93	4	—					97
Grade 3 loan balance	661,692	272,401	20,042					954,135
Grade 3 allowance	916	711	35					1,662
Grade 4 loan balance	2,408,670	2,148,580	104,037					4,661,287
Grade 4 allowance	26,155	13,552	507					40,214
Grade 5 (Special Mention) loan balance	44,969	56,118	1,561					102,648
Grade 5 allowance	3,105	2,033	63					5,201
Grade 6 (Substandard) loan balance	28,317	52,314	298					80,929
Grade 6 allowance	5,349	6,629	29					12,007
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,278,555	796,568	142,424	406,495	2,624,042
Current loans allowance				6,596	9,766	4,815	2,617	23,794
30 days past due loan balance				10,471	1,407	922	9,928	22,728
30 days past due allowance				855	774	587	487	2,703
60 days past due loan balance				2,979	825	541	1,219	5,564
60 days past due allowance				773	1,021	540	453	2,787
90+ days past due loan balance				5,383	997	888	3,560	10,828
90+ days past due allowance				1,404	2,129	1,315	606	5,454
Total originated loans	$3,306,526	$2,559,963	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659
Total allowance for originated loan losses	$36,209	$23,947	$639	$11,154	$13,724	$7,384	$5,885	$98,942

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of December 31, 2014, the computed ALL was less than the remaining fair value discount; therefore, no allowance for acquired nonimpaired loan losses was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan’s discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the years ended December 31, 2014 and 2013, provision for loan losses, equal to net charge-offs, of $14.7 million and $6.8 million was recorded, respectively. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

The ALL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. Expected cashflows may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Dates. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting periods’ estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

The allowance for acquired impaired loan losses for the years ended December 31, 2014, and 2013, was $7.5 million and $0.7 million, respectively. During the year ended December 31, 2014, provision for acquired impaired loan losses of $6.7 million was recognized, compared to $0.7 million in the year ended December 31, 2013.

Allowance for Covered Loan Losses

The ALL on covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of December 31, 2014, the computed ALL was less than the remaining fair value discount, therefore, no ALL for covered nonimpaired loans was recorded.

The covered allowance for impaired loan losses was $40.5 million and $44.0 million as of December 31, 2014, and December 31, 2013, respectively. During the year ended December 31, 2014, provision for covered impaired loan losses of $10.6 million and an offsetting increase of $2.9 million in the loss share receivable resulted in the recognition of a net provision for loan losses of $7.6 million. This net provision compares to $13.1 million in the year ended December 31, 2013, and $20.7 million in the year ended December 31, 2012.

Asset Quality

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

The following table provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.

Figure 15. Asset Quality(1)

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$4,153	$7,297	$3,837	$8,311	$13,200
Consumer loans	11,088	11,388	11,197	3,442	—
Total restructured loans	15,241	18,685	15,034	11,753	13,200
Other nonaccrual loans:
Commercial loans	12,994	18,377	17,929	47,504	76,628
Consumer loans	6,382	5,141	3,724	5,374	14,859
Total nonaccrual loans	19,376	23,518	21,653	52,878	91,487
Total nonperforming originated loans	34,617	42,203	36,687	64,631	104,687
Other real estate, excluding covered assets (2)	20,421	18,680	13,537	16,463	18,815
Total nonperforming assets	$55,038	$60,883	$50,224	$81,094	$123,502

Originated loans past due 90 days or more accruing interest	$12,156	$11,176	$9,417	$11,376	$23,324
Total nonperforming assets as a percentage of total originated loans and ORE	0.44%	0.60%	0.57%	1.04%	1.71%

(1) Due to the impact of acquisition accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans and covered assets are excluded from the asset quality figures to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired and covered impaired loans with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.
(2) As of December 31, 2014, OREO included 15 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $2.9 million.

Total nonperforming assets as of December 31, 2014 decreased $5.8 million, or 9.60%, from December 31, 2013. The overall decrease was driven by a decrease of $8.5 million, or 33.21%, in commercial nonperforming loans, partially offset by an increase in OREO of $1.7 million, or 9.32%. Consumer nonperforming loans were relatively flat year over year.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. We obtain the scores from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of December 31, 2014, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 755, home equity lines at 776, residential mortgages at 737, and credit cards at 769.

Figure 16. Nonaccrual Originated Commercial Loan Flow Analysis

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
(In thousands)	2014	2014	2014	2014	2013
Nonaccrual originated commercial loans beginning of period	$22,347	$21,072	$27,122	$25,674	$19,140
Credit Actions:
New	3,275	10,381	7,846	14,334	10,527
Charged down	(330)	(4,037)	(2,783)	(5,176)	(885)
Return to accruing status	—	—	—	(1,088)	(221)
Payments	(8,145)	(5,069)	(11,113)	(6,622)	(2,887)
Nonaccrual originated commercial loans end of period	$17,147	$22,347	$21,072	$27,122	$25,674

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 17. TDR Portfolio

(In thousands)	December 31, 2014	December 31, 2013
Originated TDRs	$83,119	$79,476
Acquired TDRs (1)	12,100	2,917
Covered TDRs (1)	35,239	50,794
Total TDRs	$130,458	$133,187
Nonperforming TDRs	$19,066	$18,940

(1) Acquired and covered loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Total TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit which represented 70.25% and 73.22% of the total originated TDR portfolio as of December 31, 2014, and December 31, 2013, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $0.9 million, $1.3 million, and $1.3 million during the years ended 2014, 2013, and 2012, respectively. Interest income which would have been earned in accordance with the original terms was $2.8 million, $5.5 million, and $3.2 million during the years ended 2014, 2013, and 2012, respectively.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-Term Debt

Average deposits for 2014 totaled $19.5 billion compared to $17.3 billion in 2013. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation’s deposit products and their respective rates over the past three years.

Figure 18. Deposit Products, Borrowings and Respective Rates

	At December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,579,237	—%	$4,859,659	—%	$3,181,475	—%
Interest-bearing	3,058,609	0.10%	2,316,421	0.11%	1,082,740	0.09%
Savings and money market accounts	8,537,371	0.26%	7,799,943	0.31%	5,724,330	0.36%
Certificates and other time deposits	2,353,218	0.46%	2,325,565	0.41%	1,565,253	0.75%
Total customer deposits	19,528,435	0.18%	17,301,588	0.21%	11,553,798	0.29%
Securities sold under agreements to repurchase	1,084,532	0.09%	949,068	0.13%	949,756	0.12%
Wholesale borrowings	385,392	1.63%	194,150	2.01%	175,989	2.51%
Long-term debt	329,991	4.17%	280,323	4.74%	—	—%
Total funds	$21,328,350		$18,725,129		$12,679,543

Average demand deposits comprised 44.23% of average deposits in 2014 compared to 41.48% in 2013, and 36.91% in 2012. Savings accounts, including money market products, made up 43.72% of average deposits in 2014 compared to 45.08% in 2013, and 49.55% in 2012. Certificates and other time deposits made up 12.05% of average deposits in 2014, 13.44% in 2013, and 13.55% in 2012.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down three basis points compared to one year ago, or 10.00% in 2014, due to a drop in interest rates.

The following table in Figure 19 summarizes certificates and other time deposits in amounts of $100 thousand or more for the year ended December 31, 2014 by time remaining until maturity.

Figure 19. Maturity Distribution of Time Deposits of $100,000 or more

(In thousands)
Time until maturity:	Amount
Under 3 months	$192,857
3 to 6 months	175,719
6 to 12 months	170,179
Over 12 months	177,790
Total time deposits	$716,545

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders’ Equity

Shareholders’ equity was $2.8 billion as of December 31, 2014, compared with $2.7 billion as of December 31, 2013. The Corporation’s Common Stock is traded on the NASDAQ, under the symbol FMER with 12,138 holders of record at December 31, 2014. The market price ranges of the Corporation’s Common Stock and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•At December 31, 2014, the Corporation’s common equity value per common share was $16.53 based on approximately 165.4 million shares outstanding at December 31, 2014, compared to $15.77 based on approximately 165.1 million shares outstanding at December 31, 2013.

•At December 31, 2014, the Corporation’s tangible book value per common share was $11.62 compared to $10.77 at December 31, 2013.

•At December 31, 2014, the Corporation’s book value per common share was $17.14 compared to $16.38 at December 31, 2013.

•At December 31, 2014, the Corporation had approximately 4.8 million treasury shares, compared to approximately 5.1 million treasury shares at December 31, 2013. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the fourth quarter of 2014, the Corporation made a quarterly common dividend payment of $0.16 per share, or $26.3 million in the aggregate, on its Common Stock. For the full year of 2014, the Common Stock dividend was $105.3 million in the aggregate, or $0.64 per share. The market price ranges of the Corporation’s Common Stock and dividends by quarter for each of the last two years in shown in Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Also during the fourth quarter of 2014, the Corporation made a quarterly preferred dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.36725 per depositary share, on the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE. As of December 31, 2014, the annual preferred dividend payment was $5.9 million.

The following table in Figure 20 shows activities that caused the change in outstanding Common Stock over the four quarters of 2014 and year to date 2014 and 2013.

Figure 20. Changes in Common Stock Outstanding

		2014 Quarters
(Shares in thousands)	2014	fourth	third	second	first	2013
Beginning of period	165,056	165,384	165,393	165,087	165,056	109,649
Issued (repurchased), net	(262)	(15)	(10)	(186)	(51)	55,435
Reissued (returned) under employee benefit plans, net	596	21	1	492	82	(28)
End of period	165,390	165,390	165,384	165,393	165,087	165,056

Capital Availability

On November 25, 2014, the Bank issued $250 million in aggregate principal of subordinated notes, due November 25, 2026, bearing interest at an annual rate of 4.27% payable semi-annually in arrears on May 25 and November 25 of each year. The net proceeds were used to initially pay down existing federal funds purchased and securities sold under repurchase agreements, general corporate purposes and as capital to support the Bank’s growth. These subordinated notes are not redeemable by the Bank or callable by the holders prior to maturity. Based on the Corporation’s understanding of the current Tier 2 eligibility criteria, the subordinated notes meet this criteria and qualify for Tier 2 treatment.

In connection with the Citizens acquisition, the Corporation issued 55,468,283 shares of its Common Stock and purchased the Citizens TARP Preferred in the amount of $300.0 million plus accumulated but unpaid dividends and interest of approximately $55.4 million. On February 4, 2013, the Corporation issued $250 million in aggregate principal of subordinated notes, due February 4, 2023 and bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year and issued 100,000 shares of its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which began paying cash dividends on May 4, 2013, quarterly in arrears on the 4th day of February, May, August and November. The net proceeds were used to fund the Citizens acquisition. The Corporation has an outstanding warrant previously issued by Citizen’s to the U.S. Treasury to initially purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, the strike price is reduced by an amount equivalent to the dividend as a percentage of the closing market price on the day prior to the ex-dividend date. The adjusted shares are calculated by dividing the original proceeds by the adjusted strike price. At December 31, 2014, the adjusted strike price is $17.65 with a corresponding adjusted number of shares of 2,549,702 issuable upon exercise of the warrant issued to the U.S. Treasury and currently available for purchase.

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell Common Stock of the Corporation’s Common Stock. There were no sales of the Corporation’s Common Stock under Distribution Agency Agreements during 2014 and 2013.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.98% at December 31, 2014, compared with 7.70% at December 31, 2013.

Financial institutions are subject to a strict uniform system of capital-based regulations. Under this system, there are five different categories of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A detailed discussion of current rulemaking underway in the U.S. by banking, securities and commodities regulators, as well as fiscal and monetary authorities is in the “Regulation and Supervision” section in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis” of this report.

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

As of December 31, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category. See Figure 2 entitled “GAAP to Non-GAAP Reconciliations”, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Figure 21. Capitalization Tables

(Dollars in thousands)	December 31, 2014		December 31, 2013		December 31, 2012
Consolidated
Total equity	$2,834,281	11.38%	$2,702,894	11.30%	$1,645,202	11.03%
Common equity (1)	2,734,281	10.98%	2,602,894	10.89%	1,645,202	11.03%
Tangible common equity (1) (2)	1,921,521	7.98%	1,778,399	7.70%	1,178,785	8.16%
Tier 1 capital (1) (2)	2,004,461	11.53%	1,880,804	11.52%	1,193,188	11.25%
Total risk-based capital (1) (2)	2,653,893	15.26%	2,279,891	13.97%	1,325,971	12.50%
Leverage (2)	2,004,461	8.43%	1,880,804	8.14%	1,193,188	8.43%
Bank Only
Total equity	$2,932,847	11.79%	$2,859,515	11.98%	$1,487,513	9.98%
Common equity (1)	2,932,847	11.79%	2,859,515	11.98%	1,487,513	9.98%
Tangible common equity (1) (2)	2,120,087	8.81%	2,036,941	8.84%	1,021,096	7.07%
Tier 1 capital (1) (2)	2,127,065	12.22%	1,978,140	12.14%	1,030,585	9.73%
Total risk-based capital (1) (2)	2,521,412	14.49%	2,122,124	13.02%	1,158,312	10.93%
Leverage (2)	2,127,065	8.94%	1,978,140	8.58%	1,030,585	7.29%

(1) See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.

(2) December 31, 2013 data reflects purchase accounting adjustments which resulted in an increase to goodwill of approximately $1.9 million from that previously reported.

RISK MANAGEMENT

Market Risk and Interest Rate Risk Management

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

Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from changes in market interest rates. The ALCO oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for the measurement, analysis and management of interest rate risk resides in the corporate treasury function.

Interest rate risk on the Corporation’s balance sheets consists of reprice, option and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

Presented below is the Corporation’s interest rate risk profile as of December 31, 2014 and 2013:

Figure 22. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2014	(4.25)%	2.07%	4.13%	5.78%
December 31, 2013	(5.30)%	1.91%	3.67%	5.12%

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

Presented below is the Corporation’s EVE profile as of December 31, 2014 and 2013:

Figure 23. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2014	(4.43)%	1.81%	2.54%	2.56%
December 31, 2013	(2.08)%	(2.46)%	(3.82)%	(5.51)%

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $2.8 billion. Focusing on estimated repricing activity within one year, the Corporation was in an asset sensitive position at December 31, 2014 as illustrated in the following table in Figure 24.

Figure 24. Interest Rate Sensitivity Analysis

(In thousands)	1-30 Days	31-60 Days	61-90 Days	91-180 Days	181-365 Days	Over 1 Year	Total
Interest Earning Assets:
Loans and leases	$8,571,430	$322,798	$511,552	$640,288	$1,151,457	$4,142,050	$15,339,575
Investment securities and federal funds sold	474,451	108,568	222,406	305,914	582,550	4,903,662	6,597,551
Total Interest Earning Assets	9,045,881	431,366	733,958	946,202	1,734,007	9,045,712	21,937,126
Interest Bearing Liabilities:
Demand interest-bearing	191,611	178,180	520,935	—	—	2,138,162	3,028,888
Savings and money market accounts	5,278,505	338,127	444,518	—	—	2,338,462	8,399,612
Certificate and other time deposits	220,011	122,488	242,729	429,092	609,115	666,068	2,289,503
Securities sold under agreements to repurchase	1,272,591	—	—	—	—	—	1,272,591
Wholesale borrowings	110,000	30,004	8	12	50,025	238,022	428,071
Long-term debt	5,256	—	—	—	—	499,936	505,192
Total Interest Bearing Liabilities	7,077,974	668,799	1,208,190	429,104	659,140	5,880,650	15,923,857
Total GAP	$1,967,907	$(237,433)	$(474,232)	$517,098	$1,074,867	$3,165,062	$6,013,269
Cumulative GAP	$1,967,907	$1,730,474	$1,256,242	$1,773,340	$2,848,207	$6,013,269

Management of interest rate exposure. Management uses the results of its various simulation analysis to formulate strategies to achieve desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 1 (Summary of Significant Accounting Policies) and Note 19 (Derivatives and Hedging Activity) in the notes to the consolidated financial statements.

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 88.26% of total deposits at December 31, 2014. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $3.2 billion at December 31, 2014.

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

During the year ended December 31, 2014, the Bank paid $81.6 million in dividends to the Corporation. As of December 31, 2014, the Bank had an additional $295.6 million available to pay dividends without regulatory approval.

Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under federal and Ohio law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates“ in Item 1. Business.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in its consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2014, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table in Figure 25:

Figure 25. Maturity / Expiration Distribution of Contractual Obligations

		Payments Due in
(In thousands)	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity (1)	-	$17,215,162	$17,215,162	$—	$—	$—
Consumer and brokered certificates of deposits (1)	10	2,289,503	1,627,788	442,460	215,528	3,727
Federal funds purchased and security repurchase agreements	11	1,272,591	1,272,591	—	—	—
Wholesale borrowings	12	428,071	189,875	212,642	202	25,352
Long-term debt	12	505,192	—	—	—	505,192
Operating leases (2)	20	71,490	13,598	21,008	14,885	21,999
Capital lease obligations (3)	20	—	—	—	—	—
Purchase obligations (5)	20	451,990	355,001	70,202	26,787	—
Reserves for uncertain tax positions (4)	13	324	324	—	—	—
Total		$22,234,323	$20,674,339	$746,312	$257,402	$556,270

(1) Excludes interest.
(2) The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities.
(3) There were no material capital lease obligations outstanding at December 31, 2014.
(4) Gross unrecognized income tax benefits.
(5) Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2014. Additional details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Figure 26. Maturity / Expiration Distribution of Commitments and Off-Balance Sheet Arrangements

		Payments Due in
(In thousands)	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Commitments to extend credit (1)	20	$6,136,313	$2,761,550	$1,191,234	$1,024,043	$1,159,486
Standby letters of credit	20	242,390	176,405	56,398	9,587	—
Loans sold with recourse	20	45,071	4	277	25	44,765
Postretirement benefits (2)	14	9,733	1,247	2,200	1,955	4,331
Total		$6,433,507	$2,939,206	$1,250,109	$1,035,610	$1,208,582

(1) Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
(2) The postretirement benefit payments represent actuarially determined future benefits to eligible plan participants. Accounting standards require that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

Figure 27. Quarterly Financial Data

Quarterly financial and per share data for the years ended 2014 and 2013 are summarized as follows:

	2014 Quarters				2013 Quarters
(In thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total interest income	$206,101	$208,197	$210,325	$207,876	$212,580	$217,497	$213,771	$121,956
Total interest expense	13,590	14,619	14,748	13,976	14,512	14,157	15,740	10,607
Net interest income	192,511	193,578	195,577	193,900	198,068	203,340	198,031	111,349
Provision for loan losses	13,297	9,192	15,253	14,536	10,050	6,379	7,309	9,946
Net income	61,079	63,898	59,519	53,455	57,174	40,715	48,450	37,346
Net income per basic share	0.36	0.37	0.35	0.31	0.33	0.24	0.30	0.33
Net income per diluted share	0.36	0.37	0.35	0.31	0.33	0.23	0.29	0.33

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) in the notes to the consolidated financial statements provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

Some accounting policies are more likely than others to have a significant effect on the Corporation’s financial results and to expose those results to potentially greater volatility. Critical accounting policies require application of Management’s most difficult, subjective, or complex judgment and make certain assumptions and estimates about the effect of matters that are inherently uncertain or may change in future periods.

Management believes the following policies are both important to the portrayal of the Corporation’s financial condition and results of operations and require subjective or complex judgments and, therefore, Management considers the following to be critical accounting polices.

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

Acquired loans, including those covered under loss share, are evaluated for impairment and are considered impaired if there is evidence of credit deterioration since origination and if it is probable as of the acquisition date that not all contractually required payments will be collected. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Expected cash flows at the acquisition date in excess of the fair value of impaired loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans, including those covered under loss share, are not classified as nonaccrual or nonperforming as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level.

Subsequent to the acquisition date, Management continues to estimate the amount and timing of cash flows expected to be collected on impaired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded ALL, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the ALL, net of any expected reimbursement under FDIC Loss Share Agreements, to the extent applicable.

For acquired nonimpaired loans, including those covered under loss share, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any FDIC Loss Share Agreements, to the extent applicable, exceeds the remaining fair value adjustment.

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

Due to the accounting requirements of acquired loans, including those covered under loss share, certain trends and credit statistics may be impacted if such loans are included. The Corporation believes that excluding acquired loans, including those covered under loss share, from the presentation of such statistics is more meaningful and representative of its ongoing operations and credit quality.

Allowance for Loan Losses

As explained in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans as well as historical loss experience associated with homogeneous pools of loans.

The Corporation uses a vendor-based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five-year historical performance data while the other one uses two-year historical data. The calculated rate is the average cumulative expected loss of the two- and five-year data set. As a result, this approach lends more weight to the more recent performance. This amount is then adjusted, as necessary, for qualitative considerations (“Q-factors”) to reflect changes in the portfolio’s collectability characteristics not captured by the historical loss data resulting from changes in market or industry conditions, underwriting, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. The allowance included additional calculated amounts for qualitative risk factors that totaled $57.0 million at December 31, 2014 compared to $42.9 million at December 31, 2013.

Management’s estimate of the allowance for the commercial portfolio is also based on risk rating. The Corporation’s risk rating system is described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements. Changes in risk ratings can result from fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $28.3 million.

The Corporation utilizes a 24 month roll rate period and a twelve month loss emergence period to estimate estimate losses in the consumer portfolio. Where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.7 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $6.4 million.

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

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires Management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The

Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2014, net deferred tax assets were $289.1 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Note 13 (Income Taxes) in the notes to the consolidated financial statements provides an analysis of the Corporation’s income taxes.

Derivative instruments and hedging activities

In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge's inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1 (Summary of Significant Accounting Policies) and Note 19 (Derivatives and Hedging Activity) in the notes to the consolidated financial statements.

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

Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on the markets in which the assets and liabilities are traded and whether the inputs used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data. Level 1 valuations are based on quoted prices for identical instruments traded in active markets. Level 2 valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates which cannot be determined with precision and in many cases may not reflect amounts exchanged in a current sale of the financial instrument. Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”).

See Note 18 (Fair Value Measurement) in the notes to the consolidated financial statements for a complete discussion of the Corporation’s use of fair value and the related measurement techniques.

Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year. The valuation and testing methodologies used in the Corporation’s analysis of goodwill impairment are summarized in Note 1 (Summary of Significant Accounting Policies) under the heading “Goodwill and Intangible Assets” in the notes to the consolidated financial statements. The first step in testing for goodwill impairment is to determine the fair value of each reporting unit. The Corporation’s reporting units for purposes of this testing are its major lines of business, Commercial, Retail and Wealth. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its annual impairment assessment. Fair values are estimated using comparable external market data or market approach (which include the Publicly Traded Guideline Method, Guideline Transaction Method) and an income approach (a discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information). A sensitivity analysis of the estimated fair value of each reporting unit is also performed. Management believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

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

Forward-Looking Statements - Safe Harbor Statement

Statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere within this Annual Report on Form 10-K, which are not historical or factual in nature, constitute forward-looking statements. These forward-looking statements relate to, among other things, expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, and involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates; the Corporation’s ability to realize the synergies and benefits contemplated by the acquisition of Citizens, such as it being accretive to earnings and expanding the Corporation’s geographic presence, in the time frame anticipated or at all, and those risk factors detailed in the Corporation’s periodic reports and registration statements filed with the SEC. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, FINRA, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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

See the information presented in the “Market Risk and Interest Rate Risk Management” section at pages 85 through 87 under Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA			97
CONSOLIDATED BALANCE SHEETS			98
CONSOLIDATED STATEMENTS OF INCOME			99
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			100
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			101
CONSOLIDATED STATEMENTS OF CASH FLOWS			102
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			103
Note	1	Summary of Significant Accounting Policies	103
Note	2	Business Combinations	119
Note	3	Investment Securities	124
Note	4	Loans	132
Note	5	Allowance for Loan Losses	142
Note	6	Goodwill and Other Intangible Assets	159
Note	7	Mortgage Servicing Rights and Mortgage Servicing Activity	160
Note	8	Restrictions on Cash and Dividends	162
Note	9	Premises and Equipment	162
Note	10	Certificates and Other Time Deposits	162
Note	11	Federal Funds Purchased and Securities Sold under Agreements to Repurchase	163
Note	12	Borrowed Funds	164
Note	13	Income Taxes	165
Note	14	Benefit Plans	168
Note	15	Share-Based Compensation	176
Note	16	Parent Company	180
Note	17	Segment Information	181
Note	18	Fair Value Measurement	184
Note	19	Derivatives and Hedging Activity	196
Note	20	Commitments and Contingencies	201
Note	21	Shareholders' Equity	206
Note	22	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	208
Note	23	Regulatory Matters	209
Note	24	Subsequent Events	210
Management’s Report of Internal Control over Financial Reporting			211
Report of Independent Registered Public Accounting Firm			212
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting			213

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	December 31,
(In thousands)	2014	2013
ASSETS
Cash and due from banks	$480,998	$571,171
Interest-bearing deposits in banks	216,426	346,651
Total cash and cash equivalents	697,424	917,822
Investment securities:
Held-to-maturity	2,903,609	2,935,688
Available-for-sale	3,545,288	3,273,174
Other investments	148,654	180,803
Loans held for sale	13,428	11,622
Loans	15,326,147	14,300,972
Allowance for loan losses	(143,649)	(141,252)
Net loans	15,182,498	14,159,720
Premises and equipment, net	332,297	327,054
Goodwill	741,740	741,740
Intangible assets	71,020	82,755
Covered other real estate	49,641	65,234
Accrued interest receivable and other assets	1,216,748	1,216,416
Total assets	$24,902,347	$23,912,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,786,662	$5,459,029
Interest-bearing	3,028,888	3,026,735
Savings and money market accounts	8,399,612	8,587,167
Certificates and other time deposits	2,289,503	2,460,670
Total deposits	19,504,665	19,533,601
Federal funds purchased and securities sold under agreements to repurchase	1,272,591	851,535
Wholesale borrowings	428,071	200,600
Long-term debt	505,192	324,428
Accrued taxes, expenses and other liabilities	357,547	298,970
Total liabilities	22,068,066	21,209,134
Shareholders’ equity:
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000
Common stock warrant	3,000	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: December 31, 2014 - 170,183,540 shares; December 31, 2013 - 170,183,540 shares	127,937	127,937
Capital surplus	1,393,090	1,390,643
Accumulated other comprehensive loss	(71,892)	(66,876)
Retained earnings	1,404,717	1,277,975
Treasury stock, at cost: December 31, 2014 - 4,793,566 shares; December 31, 2013 - 5,127,332 shares	(122,571)	(129,785)
Total shareholders’ equity	2,834,281	2,702,894
Total liabilities and shareholders’ equity	$24,902,347	$23,912,028

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Interest income:
Loans and loans held for sale	$682,328	$635,872	$410,299
Investment securities:
Taxable	128,363	108,824	85,030
Tax-exempt	21,807	21,107	15,354
Total investment securities interest	150,170	129,931	100,384
Total interest income	832,498	765,803	510,683
Interest expense:
Deposits:
Interest bearing	2,963	2,543	987
Savings and money market accounts	22,101	24,406	20,563
Certificates and other time deposits	10,844	9,649	11,723
Federal funds purchased and securities sold under agreements to repurchase	991	1,240	1,157
Wholesale borrowings	6,277	3,893	4,423
Long-term debt	13,754	13,287	—
Total interest expense	56,930	55,018	38,853
Net interest income	775,568	710,785	471,830
Provision for loan losses	52,279	33,684	54,698
Net interest income after provision for loan losses	723,289	677,101	417,132
Noninterest income:
Trust department income	39,949	34,770	23,143
Service charges on deposits	71,457	74,399	57,737
Credit card fees	52,666	50,542	43,569
ATM and other service fees	24,179	19,155	14,792
Bank owned life insurance income	19,177	16,926	12,140
Investment services and insurance	15,145	12,777	8,990
Investment securities gains/(losses), net	166	(2,803)	3,786
Loan sales and servicing income	16,044	23,069	27,031
Other operating income	42,741	41,508	32,416
Total noninterest income	281,524	270,343	223,604
Noninterest expense:
Salaries, wages, pension and employee benefits	358,970	354,016	245,192
Net occupancy expense	59,436	49,510	31,754
Equipment expense	48,499	41,875	29,243
Stationery, supplies and postage	15,587	14,199	8,800
Bankcard, loan processing and other costs	45,625	71,929	34,195
Professional services	21,813	40,680	23,480
Amortization of intangibles	11,735	8,392	1,866
FDIC insurance expense	20,481	17,707	10,753
Other operating expense	82,773	85,945	65,654
Total noninterest expense	664,919	684,253	450,937
Income before income tax expense	339,894	263,191	189,799
Income tax expense	101,943	79,507	55,693
Net income	237,951	183,684	134,106
Less: Net income allocated to participating securities	1,930	1,545	—
Preferred Stock dividends	5,876	5,337	—
Net income attributable to common shareholders	$230,145	$176,802	$134,106
Basic earnings per common share	$1.39	$1.18	$1.22
Diluted earnings per common share	1.39	1.18	1.22
Cash dividend per common share	0.64	0.64	0.64
Weighted average number of common shares outstanding - basic	165,296	149,607	109,518
Weighted average number of common shares outstanding - diluted	166,054	150,421	109,518

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net Income	$339,894	$101,943	$237,951	$263,191	$79,507	$183,684	$189,799	$55,693	$134,106
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities’ holding gains/(losses)	38,864	13,602	25,262	(130,947)	(45,833)	(85,114)	(6,668)	(2,334)	(4,334)
Changes in unrealized securities’ holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(2,157)	(753)	(1,404)	(2,187)	(765)	(1,422)	13,059	4,571	8,488
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(166)	(58)	(108)	2,803	981	1,822	(3,786)	(1,325)	(2,461)
Net change in unrealized gains/(losses) on securities available for sale	36,541	12,791	23,750	(130,331)	(45,617)	(84,714)	2,605	912	1,693
Pension plans and other postretirement benefits:
Net gains/(losses) arising during the period	(49,552)	(17,344)	(32,208)	47,939	16,779	31,160	(1,224)	(429)	(795)
Amortization of actuarial losses/(gains)	3,166	1,108	2,058	4,437	1,553	2,884	10,517	3,681	6,836
Amortization of prior service cost reclassified to other noninterest expense	2,131	747	1,384	(1)	—	(1)	(80)	(28)	(52)
Net change from defined benefit pension plans	(44,255)	(15,489)	(28,766)	52,375	18,332	34,043	9,213	3,224	5,989
Total other comprehensive gains/(losses)	(7,714)	(2,698)	(5,016)	(77,956)	(27,285)	(50,671)	11,818	4,136	7,682
Comprehensive income	$332,180	$99,245	$232,935	$185,235	$52,222	$133,013	$201,617	$59,829	$141,788

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
Net income	—	—	—	—	—	134,106	—	134,106
Other comprehensive income	—	—	—	—	7,682	—	—	7,682
Comprehensive income	—	—	—	—	7,682	134,106	—	141,788
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(69,459)	—	(69,459)
Nonvested (restricted) shares granted (596,415 shares)	—	—	—	(14,582)	—	—	14,631	49
Restricted stock activity (198,407 shares)	—	—	—	1,219	—	—	(3,608)	(2,389)
Deferred compensation trust (105,850 increase in shares)	—	—	—	200	—	—	(200)	—
Share-based compensation	—	—	—	9,260	—	—	—	9,260
Balance at December 31, 2012	$—	$127,937	$—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—	—	—	—	$183,684	—	$183,684
Other comprehensive income	—	—	—	—	(50,671)	—	—	(50,671)
Comprehensive income	—	—	—	—	(50,671)	183,684	—	133,013
Cash dividends - Preferred Stock	—	—	—	—	—	(5,337)	—	(5,337)
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(96,222)	—	(96,222)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (563,257 shares)	—	—	—	(19,790)	—	—	12,977	(6,813)
Restricted stock activity (217,674 shares)	—	—	—	1,261	—	—	(3,969)	(2,708)
Deferred compensation trust (198,207 increase in shares)	—	—	—	434	—	—	(434)	—
Share-based compensation	—	—	—	10,937	—	—	—	10,937
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	$—	$—	$—	$—	$—	$237,951	$—	$237,951
Other comprehensive income	—	—	—	—	(5,016)	—	—	(5,016)
Comprehensive income	—	—	—	—	(5,016)	237,951	—	232,935
Cash dividends - Preferred Stock	—	—	—	—	—	(5,876)	—	(5,876)
Cash dividends - Common Stock ($0.64 per share)	—	—	—	—	—	(105,333)	—	(105,333)
Nonvested (restricted) shares granted (595,906 shares)	—	—	—	(13,469)	—	—	13,568	99
Restricted stock activity (262,140 shares)	—	—	—	1,219	—	—	(5,579)	(4,360)
Deferred compensation trust (291,419 increase in shares)	—	—	—	775	—	—	(775)	—
Share-based compensation	—	—	—	13,922	—	—	—	13,922
Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating Activities
Net income	$237,951	$183,684	$134,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	52,279	33,684	54,698
Provision (benefit) for deferred income taxes	44,666	(17,819)	4,679
Depreciation and amortization	53,802	38,236	32,486
Benefit attributable to FDIC loss share	2,920	10,790	14,728
Accretion of acquired loans	(136,776)	(154,487)	(80,506)
Amortization and accretion of investment securities, net
Available for sale	11,734	17,274	15,343
Held to maturity	4,800	7,609	2,421
Losses (gains) on sales and calls of available-for-sale investment securities, net	(166)	2,803	(3,786)
Originations of loans held for sale	(358,301)	(550,193)	(738,797)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	363,732	574,321	757,298
Gains on sales of loans, net	(7,237)	(12,067)	(12,107)
Amortization of intangible assets	11,735	8,392	1,866
Recognition of stock compensation expense	13,922	10,937	9,260
Net decrease (increase) in other assets	(26,707)	181,772	88,530
Net increase (decrease) in other liabilities	16,283	(25,570)	(99,753)
NET CASH PROVIDED BY OPERATING ACTIVITIES	284,637	309,366	180,466
Investing Activities
Proceeds from sale of securities
Available for sale	22,463	2,179,728	418,124
Other	32,486	89,554	—
Held to maturity	7,088	897	—
Proceeds from prepayments, calls, and maturities
Available for sale	486,100	699,647	853,179
Held to maturity	390,882	245,259	54,775
Other	—	—	—
Purchases of securities
Available for sale	(754,518)	(1,059,130)	(1,416,413)
Held to maturity	(378,678)	(1,832,993)	(113,918)
Other	(388)	(3,098)	(42)
Net decrease (increase) in loans and leases	(952,518)	171,929	(511,914)
Purchases of premises and equipment	(69,346)	(40,632)	(13,073)
Sales of premises and equipment	26,509	1,110	1,813
Cash received for acquisition, net of cash paid	—	188,948	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,189,920)	641,219	(727,469)
Financing Activities
Net increase in demand accounts	329,786	835,011	532,924
Net increase (decrease) in savings and money market accounts	(187,555)	176,513	162,714
Net decrease in certificates and other time deposits	(171,167)	(514,103)	(367,822)
Net increase (decrease) in securities sold under agreements to repurchase	421,056	(367,995)	238,260
Increase (decrease) in long-term debt	180,764	249,930	—
Net increase (decrease) in wholesale borrowings	227,471	(655,603)	(66,579)
Net proceeds from issuance of preferred stock	—	96,550	—
Cash dividends - common	(105,333)	(96,222)	(69,459)
Cash dividends - preferred	(5,876)	(5,337)	—
Restricted stock activity	(4,261)	(9,521)	(2,340)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	684,885	(290,777)	427,698
Increase (decrease) in cash and cash equivalents	(220,398)	659,808	(119,305)
Cash and cash equivalents at beginning of year	917,822	258,014	377,319
Cash and cash equivalents at end of year	$697,424	$917,822	$258,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common Stock issued in merger with Citizens	$—	$925,211	$—
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	—	3,000	—
Cash paid during the year for:
Interest expense	55,424	50,055	40,252
Federal income taxes	35,981	27,662	45,321

See accompanying Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDARIES

The Corporation is a diversified financial services company headquartered in Akron, Ohio with 383 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

(c) Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company's net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with the Corporation's results from that date forward. Costs related to the acquisition are expensed as incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. The accounting policy for goodwill and intangible assets is summarized in this note under the heading "Goodwill and Other Intangible Assets". As discussed in Note 2 (Business Combinations), the Corporation completed the merger with Citizens, a Michigan corporation, during 2013. As of November 18, 2014, the recently issued FASB ASU 2014-17, Pushdown Accounting—a consensus of the FASB Emerging Issues Task Force, provides the Corporation the ability to elect push down accounting in the acquired entities separate financial statements, either in the current reporting period in which a change-in-control event occurs or in a subsequent period. This ASU is summarized in this notes under the heading “Recently Issued Accounting Standards”.

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

Securities are classified as available-for-sale when the Corporation intends to hold the securities for an indefinite period of time but may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of income tax, reported as a separate component of other comprehensive income (loss) in shareholders’ equity.

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

On at least a quarterly basis, Management evaluates securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. As part of the impairment evaluation, Management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in earnings, and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized in earnings.

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

(f) Originated Loans and Loan Income

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

A discussion of the valuation methodology applied to the Corporation’s loans held for sale is described in Note 18 (Fair Value Measurement).

(h) Nonperforming Loans

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

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation’s credit-risk grading process, further analysis is performed to determine the probable loss, if any, and assign a specific allowance to the loan if needed. The allowance for loan losses relating to originated loans that have become impaired is based on either expected cash flows discounted at the loan’s original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any FDIC Loss Sharing Agreements.

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

The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30. Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. In determining the acquisition date fair value of acquired impaired loans, and in subsequent accounting, the Corporation generally aggregates impaired loans into pools of loans with common characteristics. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows. Expected cash flows at the acquisition date in excess of the fair value of the loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as nonaccrual or nonperforming as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded ALL, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the ALL, net of any expected reimbursement under FDIC Loss Share Agreements, to the extent applicable. Revolving loans, including lines of credit and credit cards loans, and leases are excluded from acquired impaired loan accounting.

For acquired nonimpaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the method utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records an allowance for loan losses only when the required allowance, net of any expected reimbursement under any FDIC Loss Share Agreements, to the extent applicable, exceeds the remaining fair value adjustment. Acquired nonimpaired loans are reported net of the unamortized fair value adjustment. Nonimpaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

Loans acquired in FDIC assisted transactions and covered under FDIC Loss Share Agreements are referred to as covered loans. Covered loans are recorded at fair value at the date of acquisition exclusive of the FDIC Loss Share Agreements. No allowance for loan losses related to covered loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. The covered loans are subsequently valued and accounted for in the same manner as the acquired loans disclosed above.

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

For further discussion of the Corporation’s acquisitions and loan accounting, see Note 2 (Business Combinations), Note 4 (Loans), and Note 5 (Allowance for Loan Losses).

(k) Equipment Lease Financing

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

MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, the fair value of MSRs is estimated using discounted cash flow modeling techniques which require Management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation’s MSRs as well as a sensitivity analysis are presented in Note 7 (Mortgage Servicing Rights and Mortgage Servicing Activity).

The Corporation generally records loan administration fees for servicing loans for investors on the accrual basis of accounting. Servicing fees and late fees related to delinquent loan payments are also recorded on the accrual basis of accounting.

(m) Depreciation and Amortization

Premises and equipment are reported at cost less accumulated depreciation and amortization and principally depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for furniture and equipment range from three to 15 years, and depreciable buildings ranges from 10 to 35 years. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or the estimated useful lives of the assets of up to 15 years, whichever is shorter.

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

(n) Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Goodwill is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step process. The first step compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its fair value, then goodwill impairment may be indicated. The second step allocates the reporting units fair value to its assets and liabilities. If the unallocated fair value does not exceed the carrying amount of goodwill then an impairment loss would be recognized as a charge to earnings.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Additional information regarding income taxes is included in Note 13 (Income Taxes).

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

All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. The Corporation’s earnings per share calculations are illustrated in Note 21 (Shareholders' Equity) under the heading “Earnings per Share.”

(t) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(u) Share-Based Compensation

The Corporation’s share-based compensation plans are described in detail in Note 15 (Share-Based Compensation). The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). Certain awards are contingent upon performance conditions, which affect the number of awards ultimately granted. The Corporation periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.

(v) Pension and Other Postretirement Plans

Pension and other postretirement costs are based on assumptions concerning future events that will affect the amount and timing of required benefit payments under the Corporation’s plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic benefit cost includes service and interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of prior service cost and net actuarial gains or losses. The amortization of any prior service costs is determined using a straight line amortization of the cost over the average remaining lifetime of participants expected to receive benefits under the plans. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses, which are deferred and amortized over the future service periods of active employees. The overfunded or underfunded status of the plans is recorded as an asset or liability, respectively, in the Consolidated Balance Sheet, with changes in that status recognized through other comprehensive income. Additional information about pension and other postretirement plans is included in Note 14 (Benefit Plans).

(w) Revenue Recognition

The Corporation recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Corporation’s principal source of revenue is interest income, which is recognized on an accrual basis primarily according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.

(x) Fair Value Measurement

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

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses. Additional information regarding fair value measurements is provided in Note 18 (Fair Value Measurement).

(y) Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders’ equity.

(z) Recently Adopted Accounting Standards

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 do not change the existing accounting methods, but permit reporting entities to make an accounting policy election to account for their investments in qualified affordable projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Corporation early adopted ASU 2014-01 in the first quarter of 2014. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $3.1 million and $2.7 million for the years ended, December 31, 2013, and December 31, 2012, respectively.

(aa) Recently Issued Accounting Standards

FASB ASU 2015-2, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. These amendments modify the evaluation of whether limited partnerships and other similar entities are variable interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis that are involved with variable interest entities; and provide a scope exception from consolidation for entities that are required to comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2014-17, Pushdown Accounting—a consensus of the FASB Emerging Issues Task Force. The objective of this update is to provide guidance on whether and at what threshold an acquired entity can apply pushdown accounting in the acquired entities separate financial statements. The amendments in this update provide the acquired entity the option to apply pushdown accounting accounting in the reporting period in which the change-in-control event occurs or in a subsequent reporting period after the change-in-control event occurs. If the election if made in the current reporting period, the entity should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. If the election is made after the current period the change-in-control event, it is irrevocable and should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. The ASU is effective on November 18, 2014. After the effective date, acquired entities can make the election to future change-in-control events or to its most recent change-in-control event. The adoption of this accounting guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure—a consensus of the FASB Emerging Issues Task Force. The objective of this update is to reduce diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU is effective for interim and annual periods beginning after December 15, 2014. The amendments can be adopted using either a prospective transition method or a modified retrospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminate accounting guidance on linking repurchase financing transactions, and expand disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. The adoption of this accounting guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

FASB ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the definition of a discontinued operation in ASC 205-20 and require additional disclosures for transactions that meet the definition of a discontinued operation and certain other significant transactions that do not meet the discontinued operations criteria. The amendments in ASU 2014-08 are effective prospectively for all disposals, except disposals classified as held for sale before the adoption date or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 amends the guidance in ASC 310-40 by clarifying when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Additionally, the amendments require interim and annual disclosure of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for annual periods, and interim period within those annual periods, beginning after December 15, 2014. The amendments can either be adopted using a modified retrospective or a prospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

2.     Business Combinations

The Corporation completed the merger with Citizens, a Michigan corporation with approximately $9.6 billion in assets and 219 branches, in the quarter ended June 30, 2013. All of Citizens’ common shareholders received 1.37 shares of the Corporation’s Common Stock in exchange for one share of Citizens’ common stock, resulting in the Corporation issuing 55,468,283 shares of its Common Stock. In conjunction with the completion of the merger, the Corporation fully repurchased the $300 million of Citizens TARP Preferred plus accumulated but unpaid dividends and interest of approximately $55.4 million previously issued to the U.S. Treasury under the Capital Purchase Program. The Corporation used the net proceeds from its February 4, 2013 public offerings, which consisted of $250 million aggregate principal amount of 4.35% subordinated notes due February 4, 2023, and $100 million 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, to repurchase the Citizens TARP Preferred and pay all accrued, accumulated and unpaid dividends and interest. Additionally, a warrant issued by Citizens to the U.S. Treasury to purchase up to 1,757,812.5 shares of Citizens’ common stock has been converted into a warrant issued by the Corporation to the U.S. Treasury to purchase 2,408,203 shares of FirstMerit Common Stock.

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

(In thousands, except per share amounts)
Purchase Price:
FirstMerit shares of Common Stock issued for Citizens' shares			55,468,283
Closing price per share of the Corporation's Common Stock on April 12, 2013			$16.68
Consideration from Common Stock conversion (1.37 ratio)			925,211
Cash paid to the Treasury for Citizens' TARP Preferred			355,371
Cash paid in lieu of fractional shares to the former Citizens' shareholders			61
Consideration from the warrant issued to the Treasury for Citizens' TARP warrant			3,000
Total purchase price			$1,283,643

Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks	$544,380
Investment securities	3,202,575
Loans	4,617,004
Premises and equipment	138,536
Intangible assets	84,774	(1)
Accrued interest receivable and other assets	681,100
Total assets	$9,268,369
LIABILITIES
Deposits	$7,276,754
Borrowings	908,824
Accrued taxes, expenses, and other liabilities	80,842
Total liabilities	$8,266,420
Net identifiable assets acquired			1,001,949
Goodwill			$281,694

(1) Intangible assets consist of core deposit intangibles of $70.8 million and trust relationships of approximately $14.0 million. The useful lives for which the core deposit intangible and the trust relationships are being amortized over are 15 years and 12 years, respectively.

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

The following table summarizes the final fair value of both acquired impaired and nonimpaired loans by product type as of the Acquisition Date.

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

The determination of estimated fair values of the acquired loans required the Corporation to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (acquired impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (acquired nonimpaired). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value. Acquired loans were segregated into pools based on characteristics such as loan type, credit risk profiles, contractual interest rate and repayment terms and market area in which originated. Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Citizens’ historical experience and the portfolio characteristics at Acquisition Date as well as available market research. The fair value estimates for acquired loans was based on the amount and timing of expected principal, interest and other cash flows, included expected prepayments, discounted at prevailing market interest rates.

For acquired nonimpaired loans, the difference between the Acquisition Date fair value and the contractual amounts due at the Acquisition Date represents the fair value adjustment. The fair value adjustment may be a discount (or premium) to an individual loan’s cost basis and is accreted (or amortized) to interest income over the the loan’s remaining life using the level yield method. Acquired nonimpaired loans are reported net of the unamortized fair value adjustment. The fair value adjustment for acquired nonimpaired loans as of the Acquisition Date is presented in the following table.

(In thousands)	Acquired Nonimpaired Loans
Outstanding balance	$4,017,304
Less: Fair value adjustment	220,015
Fair value of acquired nonimpaired loans	$3,797,289

The table below details contractually required payments, cash flows not expected to be collected and cash flows expected to be collected on acquired nonimpaired loans as of the Acquisition Date.

(In thousands)	Acquired Nonimpaired Loans
Contractually required payments including interest (1)	$4,955,180
Less: Contractual cash flows not expected to be collected	680,664
Cash flows expected to be collected	$4,274,516

(1) Total undiscounted amounts of all uncollected contractual principal and interest, including any fees and penalties, both past due and scheduled for the future, assuming no loss or prepayment.

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

Total outstanding acquired impaired loans as of the Acquisition Date were $1.1 billion. A reconciliation of the contractual required payments to the fair value of the acquired impaired loans at the Acquisition Date is as follows:

(In thousands)	Acquired Impaired Loans
Contractually required payments including interest (1)	$1,231,172
Nonaccretable difference (2)	(279,899)
Cash flows expected to be collected (3)	951,273
Accretable yield (4)	(131,558)
Fair value of loans acquired	$819,715

(1) Total undiscounted amounts of all uncollected contractual principal and interest, including any fees and penalties, both past due and scheduled for the future, assuming no loss or prepayment.
(2) The nonaccretable difference represents, as of the Acquisition Date, the amount of contractually required payments, including interest, that are not expected to be collected based on estimated credit losses and other factors, such as prepayments.
(3) Represents the estimate, at Acquisition Date, of the amount and timing of undiscounted principal, interest, and other cash flows expected to be collected. This estimate includes the effect of anticipated prepayments.
(4) The accretable yield represents the excess of cash flows expected at Acquisition Date over the estimated fair value and is recognized as interest income over the remaining life of the loan using the level yield method.

The fair value of the investment securities acquired was approximately $3.2 billion. Management’s strategy to reduce prepayment and credit risk of the acquired investment securities portfolio resulted in the sale of approximately $2.2 billion in agency MBS, agency CMO, municipal securities and private label MBS investments subsequent to the close of the acquisition. During the second quarter of 2013, Management repurchased approximately $1.5 billion of agency MBS and CMO securities in accordance with the Corporation’s investment polices.

As part of the merger, the Corporation assumed Citizens' FHLB advances with a fair value of $719.3 million. On April 15, 2013, in conjunction with Management’s strategy to de-leverage the acquired Citizens’ balance sheet, the Corporation terminated all but two assumed FHLB advances resulting in cash outlay of $652.5 million, which approximated the fair value. The fair value of the two retained FHLB advances totaled $66.8 million and mature on May 16, 2016. FHLB advances are reflected in the line item “Federal funds purchased and securities sold under agreements to repurchase” on the Consolidated Balance Sheet.

The Corporation also assumed obligations under junior subordinated debentures at fair value in the amount of $74.5 million, payable to two unconsolidated trusts that issued trust preferred securities. The junior subordinated debentures were the sole assets of each trust. The variable interest rate junior subordinated debenture had a maturity date of June 26, 2033, and bare interest at an annual rate equal to the three-month LIBOR plus 3.10% and adjusted on a quarterly basis not to exceed 11.75%. The fixed 7.50% interest rate junior subordinated debenture had a maturity date of September 15, 2066, and was listed on the NYSE (NYSE symbol CTZ-PA). Interest was payable quarterly in arrears and became callable on September 15, 2011. These trust preferred securities junior subordinated debentures, totaling $74.5 million, were redeemed on September 26, 2014.

The Corporation also assumed long-term repurchase agreements with a fair value amount of $115.0 million. On April 15, 2013, in conjunction with Management’s strategy to de-leverage the newly acquired Citizens’ balance sheet, all of these these long-term repurchase agreements were terminated.

There were merger-related charges recorded in the Consolidated Statement of Income of $1.0 million in the year ended December 31, 2014. These costs were primarily composed of professional service fees. In the year ended December 31, 2013, merger-related costs of $75.1 million were recognized and were primarily composed of severance and retention employee benefits, professional services, and fees for early termination of existing agreements assumed from the merger.

The following table provides the unaudited pro forma information for the results of operations for the year ended December 31, 2013, as if the Citizens acquisition had occurred January 1, 2013. These adjustments include the impact of certain purchase accounting adjustments including accretion of loan marks, which makes up the vast majority of the adjustments, followed by intangible assets amortization, investment securities amortization, fixed assets depreciation and deposit accretion. In addition, $75.1 million in merger-related expenses recorded in 2013 are included in the period presented. The unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined corporation that would have been achieved had the acquisition occurred at the beginning of the year of acquisition, nor are they intended to represent or be indicative of future results of operations.

(Unaudited)
Year Ended December 31,
(In thousands)	2013
Total revenue, net of interest expense	$1,096,960
Net income	196,744

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

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$—	$(18)	$2,482
U.S. states and political subdivisions	221,052	6,756	(466)	227,342
Residential mortgage-backed securities:
U.S. government agencies	951,839	22,377	(3,218)	970,998
Commercial mortgage-backed securities:
U.S. government agencies	104,176	598	(1,371)	103,403
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,698,015	4,777	(26,225)	1,676,567
Nonagency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,876	863	(1,405)	222,334
Asset-backed securities:
Collateralized loan obligations	297,446	11	(9,613)	287,844
Corporate debt securities	61,652	—	(10,315)	51,337
Total debt securities	3,559,563	35,382	(52,631)	3,542,314
Equity securities
Marketable equity securities	2,974	—	—	2,974
Total equity securities	2,974	—	—	2,974
Total securities available for sale	$3,562,537	$35,382	$(52,631)	$3,545,288
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(537)	24,463
U.S. states and political subdivisions	517,824	12,645	(191)	530,278
Residential mortgage-backed securities:
U.S. government agencies	580,727	7,495	(3,045)	585,177
Commercial mortgage-backed securities:
U.S. government agencies	58,143	281	(329)	58,095
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,368,534	718	(38,875)	1,330,377
Commercial collateralized mortgage-backed securities:
U.S. government agencies	257,642	557	(6,768)	251,431
Corporate debt securities	90,739	412	(52)	91,099
Total securities held to maturity	$2,903,609	$22,108	$(49,797)	$2,875,920

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$258,787	$7,376	$(3,796)	$262,367
Residential mortgage-backed securities:
U.S. government agencies	962,687	21,662	(14,427)	969,922
Commercial mortgage-backed securities:
U.S. government agencies	72,048	7	(2,488)	69,567
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,566,262	4,199	(52,068)	1,518,393
Nonagency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	104,152	273	(2,157)	102,268
Asset-backed securities:
Collateralized loan obligations	297,259	760	(4,332)	293,687
Corporate debt securities	61,596	—	(10,952)	50,644
Total debt securities	3,322,800	34,277	(90,220)	3,266,857
Equity Securities
Marketable equity securities	3,036	—	—	3,036
Nonmarketable equity securities	3,281	—	—	3,281
Total equity securities	6,317	—	—	6,317
Total securities available for sale	$3,329,117	$34,277	$(90,220)	$3,273,174
Securities held-to-maturity
Debt securities
U.S. treasuries	$5,000	$4	$—	$5,004
U.S. government agency debentures	25,000	—	(1,348)	23,652
U.S. states and political subdivisions	480,703	5,335	(10,459)	475,579
Residential mortgage-backed securities:
U.S. government agencies	569,960	1,108	(11,617)	559,451
Commercial mortgage-backed securities:				—
U.S. government agencies	56,596	—	(1,190)	55,406
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,464,732	—	(81,818)	1,382,914
Commercial collateralized mortgage-backed securities:
U.S. government agencies	240,069	6	(11,052)	229,023
Corporate debt securities	93,628	308	(725)	93,211
Total securities held to maturity	$2,935,688	$6,761	$(118,209)	$2,824,240

The Corporation’s U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. The amortized cost and fair value of the Corporation’s portfolio of general obligation bonds are summarized by U.S. state in the tables below. As illustrated in the tables below, the aggregate fair value of the Corporation’s general obligation bonds was greater than $10 million in eleven of the thirty-seven U.S. states in which it holds investments.

(Dollars in thousands)	December 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	137	$979	$130,741	$134,127
Michigan	169	842	138,325	142,292
Illinois	66	1,897	121,560	125,169
Wisconsin	77	841	62,543	64,776
Texas	64	801	50,307	51,293
Pennsylvania	45	1,000	44,443	45,006
Minnesota	42	674	27,740	28,326
Washington	30	952	27,987	28,558
New Jersey	37	746	26,755	27,612
Missouri	19	1,011	18,764	19,207
New York	19	628	11,659	11,929
Other	120	650	76,849	78,020
Total general obligation bonds	825	$917	$737,673	$756,315

(Dollars in thousands)	December 31, 2013
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	166	$744	$122,198	$123,571
Ohio	152	1,048	158,641	159,232
Illinois	75	1,314	96,863	98,521
Texas	69	771	54,295	53,204
Wisconsin	86	648	54,516	55,747
Pennsylvania	50	898	47,835	44,883
Minnesota	45	663	29,840	29,816
Washington	30	930	28,393	27,906
New Jersey	38	722	27,101	27,440
Missouri	20	969	19,253	19,382
New York	22	585	13,064	12,878
California	18	599	10,651	10,788
Other	115	631	74,918	72,572
Total general obligation bonds	886	$831	$737,568	$735,940

The Corporation’s investment policy states that municipal securities purchased are to be investment grade and allows for a 20% maximum portfolio concentration in municipal securities with a combined individual state to total municipal outstanding equal to or less than 25%. A municipal security is investment grade if (1) the security has a low risk of default by the obligor and (2) the full and timely payment of principal and interest is expected over the anticipated life of the instrument. The fact that a municipal security is rated by one nationally recognized credit rating agency is indicative, but not sufficient evidence, that a municipal security is investment grade. In all cases, the Corporation considers and documents within a security pre-purchase analysis factors such as capacity to pay, market and economic data, and such other factors as are available and relevant to the security or issuer. Factors to be considered in the ongoing monitoring of municipal securities and in the pre-purchase analysis include soundness of budgetary position, and sources, strength, and stability of tax or enterprise revenues. The Corporation also considers spreads to U.S. Treasuries on comparable bonds of similar credit quality, in addition to the above analysis, to assess whether municipal securities are investment grade. The Corporation performs a risk analysis for any security that is downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with the Corporation’s credit department as well as third party municipal credit analysts and review of the nationally recognized credit rating agency’s analysis describing the downgrade.

The Corporation's evaluation of its municipal bond portfolio at December 31, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitute the majority of other investments on the Consolidated Balance Sheet.

	December 31,
(In thousands)	2014	2013
FRB stock	$55,681	$55,294
FHLB stock	92,547	125,032
Other	426	477
Total other investments	$148,654	$180,803

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $2.8 billion and $3.2 billion at December 31, 2014 and 2013, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Realized gains	$382	$3,786	$3,786
Realized losses	(216)	(6,589)	—
Net securities (losses)/gains	$166	$(2,803)	$3,786

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	December 31, 2014
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt Securities
U.S. government agency debentures	$2,482	$(18)	1	$—	$—	—	$2,482	$(18)
U.S. states and political subdivisions	5,637	(11)	11	22,528	(455)	36	28,165	(466)
Residential mortgage-backed securities:
U.S. government agencies	50,126	(182)	5	199,773	(3,036)	14	249,899	(3,218)
Commercial mortgage-backed securities:
U.S. government agencies	12,284	(55)	2	45,485	(1,316)	6	57,769	(1,371)
Residential collateralized mortgage-backed securities:
U.S. government agencies	243,970	(906)	15	905,478	(25,319)	64	1,149,448	(26,225)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	31,375	(229)	4	67,169	(1,176)	7	98,544	(1,405)
Asset-backed securities:
Collateralized loan obligations	79,042	(1,406)	15	193,687	(8,207)	27	272,729	(9,613)
Corporate debt securities	—	—	—	51,338	(10,315)	8	51,338	(10,315)
Total available-for-sale securities	$424,916	$(2,807)	53	$1,485,458	$(49,824)	162	$1,910,374	$(52,631)
Securities held-to-maturity
Debt Securities
U.S. government agency debentures	$—	$—	—	$24,463	$(537)	1	$24,463	$(537)
U.S. states and political subdivisions	9,085	(17)	9	18,371	(174)	21	27,456	(191)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	185,361	(3,045)	10	185,361	(3,045)
Commercial mortgage-backed securities:
U.S. government agencies	9,950	(4)	2	16,735	(325)	2	26,685	(329)
Residential collateralized mortgage-backed securities:
U.S. government agencies	28,333	(149)	3	1,161,297	(38,726)	58	1,189,630	(38,875)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	41,474	(55)	3	171,570	(6,713)	16	213,044	(6,768)
Corporate debt securities	36,933	(52)	13	—	—	—	36,933	(52)
Total held-to-maturity securities	$125,775	$(277)	30	$1,577,797	$(49,520)	108	$1,703,572	$(49,797)

	December 31, 2013
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$38,039	$(1,996)	65	$14,157	$(1,800)	25	$52,196	$(3,796)
Residential mortgage-backed securities:
U.S. government agencies	434,761	(13,109)	35	14,890	(1,318)	2	449,651	(14,427)
Commercial mortgage-backed securities:
U.S. government agencies	33,387	(1,491)	5	16,944	(997)	2	50,331	(2,488)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,135,151	(44,775)	74	100,530	(7,293)	7	1,235,681	(52,068)
Nonagency	—	—	—	1	—	1	1	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	43,747	(2,055)	6	2,525	(102)	1	46,272	(2,157)
Asset-backed securities:
Collateralized loan obligations	223,458	(4,332)	33	—	—	—	223,458	(4,332)
Corporate debt securities	—	—	—	50,644	(10,952)	8	50,644	(10,952)
Total available-for-sale securities	$1,908,543	$(67,758)	218	$199,691	$(22,462)	46	$2,108,234	$(90,220)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,652	$(1,348)	1	$—	$—	—	$23,652	$(1,348)
U.S. states and political subdivisions	222,154	(10,276)	353	2,478	(183)	6	224,632	(10,459)
Residential mortgage-backed securities:
U.S. government agencies	422,192	(11,617)	22	—	—	—	422,192	(11,617)
Commercial mortgage-backed securities:
U.S. government agencies	48,831	(1,190)	8	—	—	—	48,831	(1,190)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,382,915	(81,818)	66	—	—	—	1,382,915	(81,818)
Nonagency	—	—	—	—	—	—	—	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	208,863	(11,052)	19	—	—	—	208,863	(11,052)
Corporate debt securities	64,541	(725)	23	—	—	—	64,541	(725)
Total held-to-maturity securities	$2,373,148	$(118,026)	492	$2,478	$(183)	6	$2,375,626	$(118,209)

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

The investment securities portfolio was in a net unrealized loss position of $44.9 million at December 31, 2014, compared to a net unrealized loss position of $167.4 million at December 31, 2013. Gross unrealized losses were $102.4 million as of December 31, 2014, compared to $208.4 million at December 31, 2013. As of December 31, 2014, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. The fair values of the agency MBSs have been impacted by the flattening yield curves throughout 2014 in which shorter term rates are higher and longer terms rates are longer than the previous year. The fair value of the CLOs have been impacted by increased supply which has widened spreads. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are only 1% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014 and has recognized the total amount of the impairment in OCI, net of tax.

The Corporation also holds $287.8 million of CLOs with a gross unrealized loss position of $9.6 million as of December 31, 2014. The new Volcker regulations, as originally adopted, may affect the Corporation’s ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations, and, therefore, expect to be able to hold these investments until their stated maturities with no restriction.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2014. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$—	$12,365	$2,777	$16,850	$8,248	$—	$—	$7,500	$—	$47,740	3.72%
Over one year through five years	—	—	70,589	791,641	44,030	1,579,527	7	151,025	—	—	2,636,819	2.22%
Over five years through ten years	2,482	—	115,140	176,580	42,523	88,792	—	71,309	280,344	—	777,170	2.92%
Over ten years	—	—	29,248	—	—	—	—	—	—	51,337	80,585	1.94%
Fair Value	$2,482	$—	$227,342	$970,998	$103,403	$1,676,567	$7	$222,334	$287,844	$51,337	$3,542,314	2.38%
Amortized Cost	$2,500	$—	$221,052	$951,839	$104,176	$1,698,015	$7	$222,876	$297,446	$61,652	$3,559,563
Weighted-Average Yield	1.25%	—%	5.23%	2.60%	2.28%	1.96%	3.35%	1.97%	2.67%	0.96%	2.38%
Weighted-Average Maturity (in years)	3.42	—	6.00	3.81	4.16	3.68	2.00	4.01	6.06	12.81	4.25
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$5,000	$64,719	$—	$16,305	$—	$—	$—	$—	$—	$86,024	1.93%
Over one year through five years	—	—	78,522	468,348	22,119	1,307,203	—	159,587	—	91,099	2,126,878	1.88%
Over five years through ten years	24,463	—	199,054	116,829	19,671	23,174	—	91,844	—	—	475,035	3.04%
Over ten years	—	—	187,983	—	—	—	—	—	—	—	187,983	5.51%
Fair Value	$24,463	$5,000	$530,278	$585,177	$58,095	$1,330,377	$—	$251,431	$—	$91,099	$2,875,920	2.30%
Amortized Cost	$25,000	$5,000	$517,824	$580,727	$58,143	$1,368,534	$—	$257,642	$—	$90,739	$2,903,609
Weighted-Average Yield	1.33%	0.26%	4.68%	2.16%	2.12%	1.61%	—%	2.28%	—%	2.25%	2.30%
Weighted-Average Maturity (in years)	4.83	0.08	9.40	4.27	3.51	3.91	—	4.61	—	3.03	4.76

4.    Loans

Loans outstanding as of December 31, 2014 and 2013, net of unearned income, consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013
Originated loans
Commercial	$7,830,085	$6,648,279
Residential mortgage	625,283	529,253
Installment	2,393,451	1,727,925
Home equity	1,110,336	920,066
Credit cards	164,478	148,313
Leases	370,179	239,551
Total originated loans	12,493,812	10,213,387
Allowance for originated loan losses	(95,696)	(96,484)
Net originated loans	$12,398,116	$10,116,903
Acquired loans:
Commercial	$1,086,899	$1,725,970
Residential mortgage	394,484	470,652
Installment	764,168	1,004,569
Home equity	233,629	294,424
Total acquired loans	2,479,180	3,495,615
Allowance for acquired loan losses	(7,457)	(741)
Net acquired loans	$2,471,723	$3,494,874
Covered loans:
Commercial	211,607	375,860
Residential mortgage	41,276	50,679
Installment	4,874	6,162
Home equity	73,365	97,442
Loss share receivable	22,033	61,827
Total covered loans	353,155	591,970
Allowance for covered loan losses	(40,496)	(44,027)
Net covered loans	$312,659	$547,943
Total loans:
Commercial	$9,128,591	$8,750,109
Residential mortgage	1,061,043	1,050,584
Installment	3,162,493	2,738,656
Home equity	1,417,330	1,311,932
Credit cards	164,478	148,313
Leases	370,179	239,551
Loss share receivable	22,033	61,827
Total loans	15,326,147	14,300,972
Total allowance for loan losses	(143,649)	(141,252)
Total Net loans	$15,182,498	$14,159,720

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2014, 2013, and 2012 is summarized as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Aggregate amount at beginning of year	$24,536	$16,578	$15,629
New loans	2,534	11,507	3,500
Repayments	(6,388)	(4,374)	(2,739)
Changes in directors and their affiliations	—	825	188
Aggregate amount at end of year	$20,682	$24,536	$16,578

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the ALL, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the Consolidated Balance Sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $5.4 million and $6.6 million at December 31, 2014 and 2013, respectively.

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

Total outstanding acquired impaired loans were $590.9 million and $817.6 million as of December 31, 2014 and 2013. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the years ended December 31, 2014 and 2013:

	Year Ended
Acquired Impaired Loans	December 31, 2014		December 31, 2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$136,646	$601,000	$—	$—
Additions due to Citizens acquisition on April 12, 2013	—	—	131,558	819,715
Accretion	(49,271)	49,271	(27,144)	27,144
Net reclassifications from nonaccretable to accretable	45,824	—	46,361	—
Payments received, net	—	(227,062)	—	(245,859)
Disposals	(13,749)	—	(14,129)	—
Balance at end of period	$119,450	$423,209	$136,646	$601,000

Cash flows expected to be collected on acquired impaired loans are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.

Improved cash flow expectations for loans or pools that were impaired in prior periods are recorded first as a reversal of previously recorded impairment and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as an impairment through a provision for loan loss and an increase to the allowance for acquired impaired loans.

During the year ended December 31, 2014, there was an overall improvement in cash flow expectations which resulted in the reclassification of $45.8 million from the nonaccretable difference to accretable yield. This reclassification results in prospective yield adjustments on these loan pools.

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

Changes in the loss share receivable associated with covered loans for the years ended December 31, 2014 and 2013, respectively, were as follows:

Loss Share Receivable	Year Ended
(In thousands)	December 31, 2014	December 31, 2013
Balance at beginning of period	$61,827	$113,734
Amortization	(20,943)	(24,307)
Increase due to impairment on covered loans	2,920	10,790
FDIC reimbursement	(17,837)	(27,234)
Covered loans paid in full	(3,934)	(11,156)
Balance at end of period	$22,033	$61,827

Total outstanding covered impaired loans were $451.2 million and $756.1 million as of December 31, 2014 and 2013, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for covered impaired loans were as follows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Covered Impaired Loans	2014		2013
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$67,282	$403,692	$113,288	$762,386
Accretion	(42,161)	42,161	(64,528)	64,528
Net reclassifications from nonaccretable to accretable	16,841	—	34,965	—
Payments received, net	—	(213,401)	—	(423,222)
Disposals	(4,451)	—	(16,443)	—
Balance at end of period	$37,511	$232,452	$67,282	$403,692

The cash flows expected to be collected on covered impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the year ended December 31, 2014, the overall improvement in the cash flow expectations resulted in the reclassification of $16.8 million from the nonaccretable difference to accretable yield. This reclassification results in prospective yield adjustments on the loan pools.

Credit Quality Disclosures

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

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of December 31, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$2,212	$1,162	$2,670	$6,044	$5,169,157	$5,175,201	$1,547	$6,114
CRE	2,155	1,460	8,864	12,479	2,104,639	2,117,118	1,696	11,033
Construction	—	—	—	—	537,766	537,766	—	—
Leases	—	—	—	—	370,179	370,179	—	—
Consumer
Installment	14,621	3,647	4,716	22,984	2,370,467	2,393,451	3,695	3,268
Home equity lines	1,357	587	1,206	3,150	1,107,186	1,110,336	569	1,654
Credit cards	668	516	860	2,044	162,434	164,478	407	596
Residential mortgages	12,086	2,744	8,013	22,843	602,440	625,283	4,242	11,952
Total	$33,099	$10,116	$26,329	$69,544	$12,424,268	$12,493,812	$12,156	$34,617
							≥ 90 Days
Acquired Loans				Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$92	$234	$4,791	$5,117	$444,137	$449,254	$—	$787
CRE	3,479	3,398	23,509	30,386	600,288	630,674	44	4,171
Construction	—	—	685	685	6,286	6,971	—	—
Consumer
Installment	6,204	2,029	1,861	10,094	754,074	764,168	615	1,218
Home equity lines	2,819	2,123	2,333	7,275	226,354	233,629	1,519	631
Residential mortgages	13,062	1,648	7,089	21,799	372,685	394,484	1,293	1,249
Total	$25,656	$9,432	$40,268	$75,356	$2,403,824	$2,479,180	$3,471	$8,056
							≥ 90 Days
Covered Loans (2)	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$58	$—	$6,041	$6,099	$42,738	$48,837	n/a	n/a
CRE	234	1,517	47,233	48,984	104,524	153,508	n/a	n/a
Construction	—	—	6,064	6,064	3,198	9,262	n/a	n/a
Consumer
Installment	23	—	34	57	4,817	4,874	n/a	n/a
Home equity lines	1,395	870	3,859	6,124	67,241	73,365	n/a	n/a
Residential mortgages	6,205	91	3,572	9,868	31,408	41,276	n/a	n/a
Total	$7,915	$2,478	$66,803	$77,196	$253,926	$331,122	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.4 million of loans guaranteed by the U.S. government as of December 31, 2014.
(2) Excludes loss share receivable of $22.0 million as of December 31, 2014.
(3) Acquired impaired loans were not classified as nonperforming assets at December 31, 2014 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

As of December 31, 2013
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$8,941	$994	$10,622	$20,557	$4,119,010	$4,139,567	$151	$11,323
CRE	4,507	2,400	9,688	16,595	2,153,192	2,169,787	460	14,229
Construction	351	21	66	438	338,487	338,925	—	122
Leases	902	—	—	902	238,649	239,551	—	—
Consumer
Installment	15,433	4,050	4,462	23,945	1,703,980	1,727,925	3,735	3,681
Home equity lines	1,864	918	965	3,747	916,319	920,066	418	1,819
Credit cards	729	471	735	1,935	146,378	148,313	404	558
Residential mortgages	19,858	2,072	9,350	31,280	497,973	529,253	6,008	10,471
Total	$52,585	$10,926	$35,888	$99,399	$10,113,988	$10,213,387	$11,176	$42,203
							≥ 90 Days
Acquired Loans				Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial	$1,295	$862	$3,744	$5,901	$788,178	$794,079	$40	$795
C&I	5,603	5,281	26,366	37,250	881,395	918,645	403	651
CRE	2,675	—	—	2,675	10,571	13,246	—	—
Construction
Consumer	14,528	4,076	3,354	21,958	982,611	1,004,569	2,263	679
Installment	4,774	1,933	3,606	10,313	284,111	294,424	1,039	1,300
Home equity lines	3,918	1,426	8,063	13,407	457,245	470,652	403	582
Residential mortgages	$32,793	$13,578	$45,133	$91,504	$3,404,111	$3,495,615	$4,148	$4,007
Total

Covered Loans (2)	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$836	$1,489	$12,957	$15,282	$60,955	$76,237	n/a	n/a
CRE	2,855	3,443	103,077	109,375	164,219	273,594	n/a	n/a
Construction	2,191	1,917	20,388	24,496	1,533	26,029	n/a	n/a
Consumer
Installment	33	—	—	33	6,130	6,163	n/a	n/a
Home equity lines	544	1,467	1,651	3,662	93,780	97,442	n/a	n/a
Residential mortgages	7,463	1,565	5,165	14,193	36,485	50,678	n/a	n/a
Total	$13,922	$9,881	$143,238	$167,041	$363,102	$530,143	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.1 million of loans guaranteed by the U.S. government as of December 31, 2013.
(2) Excludes loss share receivable of $61.8 million as of December 31, 2013.
(3) Acquired impaired loans were not classified as nonperforming assets at December 31, 2013 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation’s internal credit quality rating:

As of December 31, 2014
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$52,676	$683	$678	$4,451	$58,488
Grade 2	186,278	3,454	—	14,959	204,691
Grade 3	1,340,100	294,281	46,074	71,908	1,752,363
Grade 4	3,413,446	1,745,470	490,757	277,277	5,926,950
Grade 5	139,083	29,990	257	1,389	170,719
Grade 6	43,618	43,240	—	195	87,053
Grade 7	—	—	—	—	—
Total	$5,175,201	$2,117,118	$537,766	$370,179	$8,200,264

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$1,076	$—	$—	$—	$1,076
Grade 2	—	—	—	—	—
Grade 3	20,891	24,867	—	—	45,758
Grade 4	376,129	532,447	6,286	—	914,862
Grade 5	23,268	28,382	685	—	52,335
Grade 6	27,890	44,978	—	—	72,868
Grade 7	—	—	—	—	—
Total	$449,254	$630,674	$6,971	$—	$1,086,899

Covered Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,347	—	—	—	1,347
Grade 3	—	—	—	—	—
Grade 4	36,406	86,779	823	—	124,008
Grade 5	167	3,401	—	—	3,568
Grade 6	10,917	63,328	8,248	—	82,493
Grade 7	—	—	191	—	191
Total	$48,837	$153,508	$9,262	$—	$211,607

As of December 31, 2013
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$34,909	$241	$—	$9,271	$44,421
Grade 2	108,709	3,730	—	2,900	115,339
Grade 3	802,624	315,150	25,632	54,446	1,197,852
Grade 4	3,083,458	1,759,383	306,795	167,022	5,316,658
Grade 5	71,857	34,969	267	5,750	112,843
Grade 6	38,010	56,314	6,231	162	100,717
Grade 7	—	—	—	—	—
Total	$4,139,567	$2,169,787	$338,925	$239,551	$6,887,830

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,741	703	—	—	2,444
Grade 3	79,634	29,224	—	—	108,858
Grade 4	643,495	722,307	13,246	—	1,379,048
Grade 5	46,807	93,499	—	—	140,306
Grade 6	22,402	72,912	—	—	95,314
Grade 7	—	—	—	—	—
Total	$794,079	$918,645	$13,246	$—	$1,725,970

Covered Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	968	—	—	—	968
Grade 3	—	—	—	—	—
Grade 4	41,115	113,863	601	—	155,579
Grade 5	427	6,219	—	—	6,646
Grade 6	31,621	153,318	23,208	—	208,147
Grade 7	2,106	194	2,220	—	4,520
Total	$76,237	$273,594	$26,029	$—	$375,860

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

The ALL is Management’s estimate of the amount of probable credit losses inherent in a loan portfolio at the balance sheet date. The following describes the distinctions in methodology used to estimate the ALL of originated, acquired and covered loan portfolios as well as certain significant accounting policies relevant to each category.

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

The Corporation’s historical loss component is the most significant of the ALL components and is based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). The historical loss experience component of the ALL represents the results of migration analysis of historical net charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

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

The following tables show activity in the originated ALL, by portfolio segment for the years ended December 31, 2014, 2013 and 2012, as well as the corresponding recorded investment in originated loans at the end of the period:

As of December 31, 2014
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Charge-offs	(9,617)	(3,512)	—	—	(20,328)	(4,831)	(4,604)	(2,031)	(44,923)
Recoveries	3,872	515	39	379	11,185	2,940	1,716	318	20,964
Provision for loan losses	139	1,224	(647)	(786)	10,126	8,315	3,114	1,686	23,171
Allowance for originated loan losses, ending balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$72	$2,914	$—	$—	$1,178	$207	$296	$1,283	$5,950
Collectively evaluated for impairment	37,303	7,578	2,202	674	11,740	19,117	7,670	3,462	89,746
Total ending allowance for originated loan losses balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Originated loans:
Originated loans individually evaluated for impairment	$11,759	$23,300	$—	$—	$24,905	$7,379	$854	$25,251	$93,448
Originated loans collectively evaluated for impairment	5,163,442	2,093,818	537,766	370,179	2,368,546	1,102,957	163,624	600,032	12,400,364
Total ending originated loan balance	$5,175,201	$2,117,118	$537,766	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812

As of December 31, 2013
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(5,840)	(1,281)	(516)	(1,237)	(16,683)	(7,172)	(5,541)	(1,903)	(40,173)
Recoveries	7,981	524	507	100	10,519	2,979	1,841	230	24,681
Provision for loan losses	4,631	(7,104)	(1,002)	1,579	6,945	3,369	4,056	560	13,034
Allowance for originated loan losses, ending balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,235	$229	$—	$—	$1,014	$223	$312	$1,133	$6,146
Collectively evaluated for impairment	39,746	12,036	2,810	1,081	10,921	12,677	7,428	3,639	90,338
Total ending allowance for originated loan losses balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Originated loans:
Originated loans individually evaluated for impairment	$8,053	$20,616	$906	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Originated loans collectively evaluated for impairment	4,131,514	2,149,171	338,019	239,551	1,700,640	913,340	147,201	506,187	10,125,623
Total ending originated loan balance	$4,139,567	$2,169,787	$338,925	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387

As of December 31, 2012
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Charge-offs	(22,639)	(5,312)	(697)	(144)	(18,029)	(8,949)	(6,171)	(3,964)	(65,905)
Recoveries	4,266	911	449	38	11,694	3,441	2,138	235	23,172
Provision for loan losses	22,219	(7,330)	(1,104)	404	(492)	12,466	4,048	3,765	33,976
Allowance for originated loan losses, ending balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$577	$913	$105	$—	$1,526	$34	$127	$1,722	$5,004
Collectively evaluated for impairment	35,632	19,213	3,716	639	9,628	13,690	7,257	4,163	93,938
Total ending allowance for originated loan losses balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Originated loans:
Originated loans individually evaluated for impairment	$6,187	$24,007	$3,405	$—	$30,870	$6,281	$1,612	$24,009	$96,371
Originated loans collectively evaluated for impairment	3,300,339	2,200,409	332,142	139,236	1,297,388	799,797	144,775	421,202	8,635,288
Total ending originated loan balance	$3,306,526	$2,224,416	$335,547	$139,236	$1,328,258	$806,078	$146,387	$445,211	$8,731,659

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of December 31, 2014 and 2013, the computed ALL was less than the remaining fair value discount; therefore, no allowance for acquired nonimpaired loan losses was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan’s discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the years ended December 31, 2014 and 2013, provision for loan losses, equal to net charge-offs, of $14.7 million and $6.8 million was recorded, respectively. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

The following table presents activity in the allowance for acquired impaired loan losses for the years ended December 31, 2014 and 2013:

Allowance for Acquired Impaired Loan Losses	Year Ended December 31,
(In thousands)	2014	2013
Balance at beginning of the period	$741	$—
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses	6,716	741
Balance at end of the period	$7,457	$741

Allowance for Covered Loan Losses

The ALL for covered loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of December 31, 2014 and 2013, the computed ALL was less than the remaining fair value discount, therefore, no ALL for covered nonimpaired loans was recorded.

The following table presents activity in the allowance for covered impaired loan losses for the years ended December 31, 2014, 2013, and 2012:

Allowance for Covered Impaired Loan Losses	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of the period	$44,027	$43,255	$36,417
Net provision for loan losses before benefit attributable to FDIC loss share agreements	10,568	23,892	35,450
Net benefit attributable to FDIC loss share agreements	(2,920)	(10,790)	(14,728)
Net provision for loan losses	7,648	13,102	20,722
Increase in loss share receivable	2,920	10,790	14,728
Loans charged-off	(14,099)	(23,120)	(28,612)
Balance at end of the period	$40,496	$44,027	$43,255

An acquired or covered loan may be resolved either through receipt of payment (in full or in part)from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the period of resolution of a nonimpaired loan, any remaining unamortized fair value adjustment is recognized as interest income. In the period of resolution of an impaired loan accounted for on an individual basis, the difference between the carrying amount of the loan and the proceeds received is recognized as a gain or loss within noninterest income. The majority of impaired loans are accounted for within a pool of loans which results in any difference between the proceeds received and the loan carrying amount being deferred as part of the carrying amount of the pool. The accretable amount of the pool remains unaffected from the resolution until the subsequent quarterly cash flow re-estimation. Favorable results from removal of the resolved loan from the pool increase the future accretable yield of the pool, while unfavorable results are recorded as impairment in the quarter of the cash flow re-estimation. Acquired or covered impaired loans subject to modification are not removed from a pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

Credit Quality

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement.

Interest income recognized on impaired loans was $0.9 million, $1.3 million, and $1.3 million during the years ended 2014, 2013 and 2012, respectively. Interest income which would have been earned in accordance with the original terms was $2.8 million, $5.5 million, and $3.2 million during the years ended 2014, 2013, and 2012, respectively.

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

As of December 31, 2014
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$11,451	$18,207	$—	$14,193
CRE	16,874	22,696	—	18,027
Construction	—	—	—	—
Consumer
Installment	4,460	4,584	—	4,272
Home equity line	1,723	1,754	—	1,792
Credit card	16	16	—	32
Residential mortgages	12,204	15,119	—	12,425
Subtotal	46,728	62,376	—	50,741
Impaired loans with a related allowance
Commercial
C&I	308	344	72	326
CRE	6,426	6,440	2,914	4,497
Construction	—	—	—	—
Consumer
Installment	20,445	21,024	1,178	19,513
Home equity line	5,656	5,875	207	5,944
Credit card	838	838	296	966
Residential mortgages	13,047	13,158	1,283	13,121
Subtotal	46,720	47,679	5,950	44,367
Total impaired loans	$93,448	$110,055	$5,950	$95,108

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

As of December 31, 2013
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$2,503	$6,679	$—	$7,256
CRE	17,871	23,709	—	18,639
Construction	906	1,179	—	1,035
Consumer
Installment	2,813	3,978	—	3,338
Home equity line	1,018	1,347	—	1,079
Credit card	49	49	—	91
Residential mortgages	10,250	12,778	—	10,258
Subtotal	35,410	49,719	—	41,696
Impaired loans with a related allowance
Commercial
C&I	5,551	7,428	3,235	5,009
CRE	2,744	2,870	229	2,836
Construction	—	—	—	—
Consumer
Installment	24,472	24,558	1,014	24,985
Home equity line	5,707	5,707	223	5,874
Credit card	1,064	1,064	312	1,238
Residential mortgages	12,816	12,898	1,133	12,064
Subtotal	52,354	54,525	6,146	52,006
Total impaired loans	$87,764	$104,244	$6,146	$93,702

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

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of December 31, 2014, and 2013.

	As of December 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	41	$7,123	$13,887
CRE	67	17,607	22,645
Construction	31	—	—
Total originated commercial	139	24,730	36,532
Consumer
Installment	1,205	24,905	25,608
Home equity lines	270	7,379	7,629
Credit card	238	854	854
Residential mortgages	315	25,251	28,277
Total originated consumer	2,028	58,389	62,368
Total originated loans	2,167	$83,119	$98,900
Acquired Loans
Commercial
C&I	2	$18	$19
CRE	3	2,542	2,595
Total acquired commercial	5	2,560	2,614
Consumer
Installment	40	975	1,054
Home equity lines	145	6,932	6,983
Residential mortgages	26	1,633	1,823
Total acquired consumer	211	9,540	9,860
Total acquired loans	216	$12,100	$12,474
Covered loans
Commercial
C&I	8	$177	$1,589
CRE	24	25,499	42,226
Construction	9	339	9,552
Total covered commercial	41	26,015	53,367
Consumer
Home equity lines	68	8,890	8,901
Residential mortgages	2	334	334
Total covered consumer	70	9,224	9,235
Total covered loans	111	$35,239	$62,602
Total loans
Commercial
C&I	51	$7,318	$15,495
CRE	94	45,648	67,466
Construction	40	339	9,552
Total commercial	185	53,305	92,513
Consumer
Installment	1,245	25,880	26,662
Home equity lines	483	23,201	23,513
Credit card	238	854	854
Residential mortgages	343	27,218	30,434
Total consumer	2,309	77,153	81,463
Total loans	2,494	$130,458	$173,976

Note 1: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	35	$4,449	$7,660
CRE	52	15,932	20,569
Construction	30	905	1,179
Total originated commercial	117	21,286	29,408
Consumer
Installment	1,553	27,285	28,536
Home equity lines	231	6,725	7,054
Credit card	307	1,113	1,113
Residential mortgages	301	23,067	25,676
Total originated consumer	2,392	58,190	62,379
Total originated loans	2,509	$79,476	$91,787
Acquired Loans
Commercial
C&I	1	$6	$5
CRE	1	1,730	1,730
Total acquired commercial	2	1,736	1,735
Consumer
Installment	12	505	542
Home equity lines	8	245	270
Residential mortgages	7	431	502
Total acquired consumer	27	1,181	1,314
Total acquired loans	29	$2,917	$3,049
Covered loans
Commercial
C&I	4	$1,104	$2,331
CRE	24	39,995	57,008
Construction	10	4,144	24,547
Total covered commercial	38	45,243	83,886
Consumer
Home equity lines	47	5,401	5,421
Residential Mortgages	1	150	150
Total covered consumer	48	5,551	5,571
Total covered loans	86	$50,794	$89,457
Total loans
Commercial
C&I	40	$5,559	$9,996
CRE	77	57,657	79,307
Construction	40	5,049	25,726
Total commercial	157	68,265	115,029
Consumer
Installment	1,565	27,790	29,078
Home equity lines	286	12,371	12,745
Credit card	307	1,113	1,113
Residential mortgages	309	23,648	26,328
Total consumer	2,467	64,922	69,264
Total loans	2,624	$133,187	$184,293

Note 1: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2014 and 2013 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the years ended December 31, 2014, 2013 and 2012 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the years ended December 31, 2014, 2013 and 2012 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. At December 31, 2014, the Corporation had $0.2 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of December 31, 2014 and 2013, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of December 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$6,740	$—	$6,740	$—	$383	$383	$7,123	$72
CRE	12,885	952	13,837	394	3,376	3,770	17,607	159
Construction	—	—	—	—	—	—	—	—
Total originated commercial	19,625	952	20,577	394	3,759	4,153	24,730	231
Consumer
Installment	22,254	726	22,980	1,663	262	1,925	24,905	1,178
Home equity lines	6,239	269	6,508	871	—	871	7,379	207
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	13,440	3,538	16,978	5,006	3,267	8,273	25,251	1,283
Total originated consumer	42,708	4,593	47,301	7,555	3,533	11,088	58,389	2,964
Total originated TDRs	$62,333	$5,545	$67,878	$7,949	$7,292	$15,241	$83,119	$3,195
Acquired loans
Commercial
C&I	$15	$—	$15	$3	$—	$3	$18	$18
CRE	—	—	—	978	1,564	2,542	2,542	134
Total acquired commercial	15	—	15	981	1,564	2,545	2,560	152
Consumer
Installment	841	87	928	24	23	47	975	65
Home equity lines	6,186	607	6,793	139	—	139	6,932	9
Residential mortgages	868	—	868	470	295	765	1,633	2
Total acquired consumer	7,895	694	8,589	633	318	951	9,540	76
Total acquired TDRs	$7,910	$694	$8,604	$1,614	$1,882	$3,496	$12,100	$228
Covered loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,123	20,376	25,499	—	—	—	25,499	2,879
Construction	339	—	339	—	—	—	339	295
Total covered commercial	5,462	20,553	26,015	—	—	—	26,015	3,174
Consumer
Home equity lines	8,561	—	8,561	329	—	329	8,890	27
Residential mortgages	334	—	334	—	—	—	334	21
Total covered consumer	8,895	—	8,895	329	—	329	9,224	48
Total covered TDRs	$14,357	$20,553	$34,910	$329	$—	$329	$35,239	$3,222
Total loans
Commercial
C&I	$6,755	$177	$6,932	$3	$383	$386	$7,318	$90
CRE	18,008	21,328	39,336	1,372	4,940	6,312	45,648	3,172
Construction	339	—	339	—	—	—	339	295
Total commercial	25,102	21,505	46,607	1,375	5,323	6,698	53,305	3,557
Consumer
Installment	23,095	813	23,908	1,687	285	1,972	25,880	1,243
Home equity lines	20,986	876	21,862	1,339	—	1,339	23,201	243
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	14,642	3,538	18,180	5,476	3,562	9,038	27,218	1,306
Total consumer	59,498	5,287	64,785	8,517	3,851	12,368	77,153	3,088
Total TDRs	$84,600	$26,792	$111,392	$9,892	$9,174	$19,066	$130,458	$6,645

As of December 31, 2013
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,438	$879	$2,317	$177	$1,955	$2,132	$4,449	$665
CRE	10,442	382	10,824	1,208	3,900	5,108	15,932	32
Construction	848	—	848	—	57	57	905	—
Total originated commercial	12,728	1,261	13,989	1,385	5,912	7,297	21,286	697
Consumer
Installment	23,342	1,238	24,580	2,483	222	2,705	27,285	1,014
Home equity lines	5,313	194	5,507	1,206	12	1,218	6,725	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,276	3,327	15,603	4,360	3,104	7,464	23,067	1,133
Total originated consumer	41,977	4,825	46,802	8,049	3,339	11,388	58,190	2,682
Total originated TDRs	$54,705	$6,086	$60,791	$9,434	$9,251	$18,685	$79,476	$3,379
Acquired loans
Commercial
C&I	$—	$—	$—	$6	$—	$6	$6	$—
CRE	1,730	—	1,730	—	—	—	1,730	—
Total acquired commercial	1,730	—	1,730	6	—	6	1,736	—
Consumer
Installment	369	136	505	—	—	—	505	—
Home equity lines	182	—	182	63	—	63	245	—
Residential mortgages	245	—	245	32	154	186	431	—
Total acquired consumer	796	136	932	95	154	249	1,181	—
Total acquired TDRs	$2,526	$136	$2,662	$101	$154	$255	$2,917	$—
Covered loans
Commercial
C&I	$362	$742	$1,104	$—	$—	$—	$1,104	$—
CRE	5,259	34,736	39,995	—	—	—	39,995	3,022
Construction	698	3,446	4,144	—	—	—	4,144	800
Total covered commercial	6,319	38,924	45,243	—	—	—	45,243	3,822
Consumer
Home equity lines	5,377	24	5,401	—	—	—	5,401	—
Residential mortgages	150	—	150	—	—	—	150	—
Total covered consumer	5,527	24	5,551	—	—	—	5,551	—
Total covered TDRs	$11,846	$38,948	$50,794	$—	$—	$—	$50,794	$3,822
Total loans
Commercial
C&I	$1,800	$1,621	$3,421	$183	$1,955	$2,138	$5,559	$665
CRE	17,431	35,118	52,549	1,208	3,900	5,108	57,657	3,054
Construction	1,546	3,446	4,992	—	57	57	5,049	800
Total commercial	20,777	40,185	60,962	1,391	5,912	7,303	68,265	4,519
Consumer
Installment	23,711	1,374	25,085	2,483	222	2,705	27,790	1,014
Home equity lines	10,872	218	11,090	1,269	12	1,281	12,371	223
Credit card	1,046	66	1,112	—	1	1	1,113	312
Residential mortgages	12,671	3,327	15,998	4,392	3,258	7,650	23,648	1,133
Total consumer	48,300	4,985	53,285	8,144	3,493	11,637	64,922	2,682
Total TDRs	$69,077	$45,170	$114,247	$9,535	$9,405	$18,940	$133,187	$7,201

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

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the year ended December 31, 2014 and 2013, as well as the amount defaulted in these restructured loans as of December 31, 2014 and 2013.

	As of December 31, 2014
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	3	$4,930
CRE	1	363
Construction	—	—
Total originated commercial	4	5,293
Consumer
Installment	11	40
Home equity lines	1	29
Credit card	28	140
Residential mortgages	3	183
Total originated consumer	43	$392
Covered loans
Commercial
C&I	1	$427
CRE	—	—
Construction	—	—
Total covered commercial	1	$427
Acquired loans
Consumer
Installment	2	$165
Home equity lines	1	61
Residential mortgages	—	—
Total acquired consumer	3	$226
Total loans
Commercial
C&I	4	$5,357
CRE	1	363
Construction	—	—
Total commercial	5	5,720
Consumer
Installment	13	205
Home equity lines	2	90
Credit card	28	140
Residential mortgages	3	183
Total consumer	46	618
Total	51	$6,338

	As of December 31, 2013
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	4	$1,773
CRE	6	3,101
Construction	1	231
Total originated commercial	11	5,105
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total originated consumer	51	$490
Covered loans
Commercial
C&I	—	$—
CRE	1	—
Construction	1	45
Total covered commercial	2	$45
Total loans
Commercial
C&I	4	$1,773
CRE	7	3,101
Construction	2	276
Total commercial	13	5,150
Consumer
Installment	17	170
Home equity lines	—	—
Credit card	33	245
Residential mortgages	1	75
Total consumer	51	490
Total	64	$5,640

6.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of December 31, 2014 and 2013. The following table shows goodwill allocated by business segment.

(In thousands)	Commercial	Retail	Wealth	Total
Balance at December 31, 2013	$527,406	$193,961	$20,373	$741,740
Balance at December 31, 2014	$527,406	$193,961	$20,373	$741,740

The Corporation performed its annual impairment test of goodwill as of November 30, 2014 and determined that no impairment of goodwill had been incurred. Key changes in the market and our operations were monitored from our impairment test date of November 30th to year end in order to identify circumstances necessitating further testing of impairment. No such changes were noted for 2014. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a noncash charge for the amount of such impairment would be recorded in earnings.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(19,996)	$62,327
Lease intangible	238	(176)	62
Trust relationships (2)	14,000	(5,369)	8,631
Total intangibles	$96,561	$(25,541)	$71,020

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$87,533	$(16,065)	$71,468
Noncompete covenant	102	(102)	—
Lease intangible	238	(140)	98
Trust relationships (2)	14,000	(2,811)	11,189
Total intangibles	$101,873	$(19,118)	$82,755

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $11.7 million in 2014, $8.4 million in 2013, and $1.9 million in 2012.

The following table shows the estimated future amortization expense for intangible assets subject to amortization as of December 31, 2014.

(In thousands)
For the years ended:
December 31, 2015	$10,391
December 31, 2016	9,209
December 31, 2017	8,161
December 31, 2018	7,273
December 31, 2019	6,500
Total estimated future amortization	$41,534

7.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the years ended December 31, 2014 and 2013, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $356.5 million and $562.3 million, respectively, and recognized pretax gains of $7.2 million and $12.1 million, respectively, which are included as a component of loan sales and servicing income. As of December 31, 2014 and 2013, the Corporation retained the related MSRs, for which it receives servicing fees, on $314.4 million and $514.6 million, respectively, of the loans sold.

The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at December 31, 2014, and $2.7 billion at December 31, 2013. Loan servicing fees, not including valuation changes on MSRs included in loan sales and servicing income, were $6.6 million, $6.4 million, and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Servicing rights are presented within other assets on the accompanying Consolidated Balance Sheet. The retained servicing rights are initially valued at fair value. Since MSRs do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 18 (Fair Value Measurement). MSRs are subsequently measured using the amortization method. Accordingly, the MSRs are amortized over the period of, and in proportion to, the estimated net servicing income and the related amortization is recorded in loan sales and servicing income.

Changes in the carrying amount of MSRs and the MSR valuation allowance are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of period	$22,760	$21,316	$21,179
Addition of Citizens’ MSRs on Acquisition Date	—	1,065	—
Additions	3,049	4,952	5,876
Amortization	(3,798)	(4,573)	(5,739)
Balance at end of period	22,011	22,760	21,316
Valuation allowance at beginning of period	(282)	(2,564)	(3,539)
Recoveries (Additions)	(673)	2,282	975
Valuation Allowance at end of period	(955)	(282)	(2,564)
MSRs, net carrying balance	$21,056	$22,478	$18,752
Fair value at end of period	$21,228	$23,041	$18,833

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the years ended December 31, 2014, 2013, and 2012.

Key economic assumptions and the sensitivity of the current fair value of the MSRS related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2014, are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

(Dollars in thousands)
Prepayment speed assumption (annual CPR)	11.79%
Decrease in fair value from 10% adverse change	$767
Decrease in fair value from 25% adverse change	$1,837
Discount rate assumption	9.89%
Decrease in fair value from 100 basis point adverse change	$660
Decrease in fair value from 200 basis point adverse change	$1,277
Expected weighted-average life (in months)	96.9

The following table shows the estimated future amortization for net MSRs as of December 31, 2014:

(In thousands)
Year Ended December 31,
2015	$3,562
2016	3,128
2017	2,610
2018	2,189
2019	1,836
more than 5 years	7,731
Total estimated future amortization	$21,056

8.    Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $5.9 million and $41.8 million during 2014 and 2013, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2014, cash and due from banks included $0.1 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2014 were restricted, by the regulatory agencies, principally to the total of 2014 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

9.     Premises and Equipment

The components of premises and equipment are as follows:

	As of December 31,		Estimated
(In thousands)	2014	2013	useful lives
Land	$60,397	$64,810	-
Buildings	308,144	310,345	10-35 yrs
Equipment	176,906	156,521	3-15 yrs
Leasehold improvements	25,151	23,872	1-20 yrs
Software	103,782	83,989	3-7 yrs
	674,380	639,537
Less accumulated depreciation and amortization	342,083	312,483
Total premises and equipment	$332,297	$327,054

Amounts included in noninterest expense in the accompanying Consolidated Statement of Income for depreciation and amortization aggregated $37.6 million, $32.2 million, and $23.1 million for the years ended 2014, 2013, and 2012, respectively.

10.     Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2014, 2013, and 2012, were $716.5 million, $882.4 million, and $489.9 million respectively. Interest expense on these certificates and time deposits amounted to $3.8 million, $4.5 million, and $3.8 million in 2014, 2013, and 2012, respectively.

Maturities of certificates and other time deposits as of December 31, 2014 are as follows:

(In thousands)
For the year ended December 31,
2015	$1,627,788
2016	341,135
2017	101,325
2018	109,896
2019	105,632
2020 and after	3,727
Total certificates and other time deposits	$2,289,503

11.     Federal Funds Purchased and Securities Sold under Agreements to Repurchase

The following table presents federal funds purchased and securities sold under agreements to repurchase as of December 31, 2014 and 2013.

	As of December 31,
(In thousands)	2014	2013
Federal funds purchased and securities sold under agreements to repurchase	$1,272,591	$851,535

Securities sold under agreements to repurchase are secured by securities with a carrying value of $888.4 million and $1.0 billion at December 31, 2014 and 2013, respectively. Securities sold under agreements to repurchase have an overnight maturity at December 31, 2014.

Selected financial statement information pertaining to the securities sold under agreements to repurchase is as follows:

	As of December 31,
(Dollars in thousands)	2014	2013	2012
Average balance during the year	$1,084,532	$949,068	$949,756
Weighted-average annual interest rate during the year	0.09%	0.13%	0.12%
Maximum month-end balance	$1,289,460	$1,123,795	$1,104,525

12.     Borrowed Funds

The following table presents wholesale borrowings and long-term debt as of December 31, 2014 and 2013.

	As of December 31,
(In thousands)	2014	2013
FHLB advances	$427,857	$200,323
Subordinated debentures	505,192	249,928
Fixed and variable junior subordinated deferral debentures	—	74,500
Other	214	277
Total borrowed funds	$933,263	$525,028

FHLB advances were secured by a lien on residential and other real estate-related loans totaling $5.1 billion at December 31, 2014, and $2.4 billion at December 31, 2013. The FHLB advances have interest rates that range from 1.11% to 4.12% as of December 31, 2014.

On November 25, 2014, the Bank issued $250 million in aggregate principal of subordinated notes, due November 25, 2026, and bearing interest at an annual rate of 4.27% payable semi-annually in arrears on May 25 and November 25 of each year. The net proceeds were used to initially pay down existing federal funds purchased and securities sold under repurchase agreements, general corporate purposes, and as capital to support the Bank’s growth. The subordinated notes are not redeemable by the Bank or callable by the holders prior to maturity.

On February 4, 2013, the Corporation issued $250 million in aggregate principal of subordinated notes, due February 4, 2023, and bearing interest at an annual rate of 4.35% payable semi-annually in arrears on February 4 and August 4 of each year. The net proceeds were used to fund the Citizens acquisition.

As part of the merger with Citizens, the Corporation assumed two active wholly owned trusts formed for the purpose of issuing securities. Each of the two active trusts had issued separate offerings of trust preferred securities to investors in 2006 and 2003. In accordance with GAAP, the financial statements of the Trusts were not included in the Corporation's consolidated financial statements. In conjunction with these trusts, the Corporation assumed a variable rate junior subordinated deferrable debenture in an aggregate principal amount approximating $25.8 million. This debenture bore interest at an annual rate equal to three-month LIBOR plus 3.10%, payable quarterly. Interest was adjusted on a quarterly basis not exceeding 11.75%. The Corporation assumed a 7.50% junior subordinated debenture in an aggregate principal amount approximating $48.7 million. These trust preferred securities and the junior subordinated debentures, totaling $74.5 million, were redeemed on September 26, 2014 and the associated debentures were paid off.

Selected financial statement information pertaining to the Corporation’s borrowed funds is as follows:

	As of December 31,
(Dollars in thousands)	2014	2013	2012
Average balance during the year	$715,383	$474,473	$175,989
Weighted-average annual interest rate during the year	2.80%	3.62%	2.51%
Maximum month-end balance	$973,453	$527,155	$178,489

The following table illustrates the contractual maturities of the Corporation's borrowed funds at December 31, 2014:

	One Year	One to	Three to	Over Five
(In thousands)	or Less	Three Years	Five Years	Years	Total
FHLB advances	$189,808	$212,495	$202	$25,352	$427,857
Subordinated debentures	—	—	—	505,192	505,192
Other	67	147	—	—	214
Total borrowed funds	$189,875	$212,642	$202	$530,544	$933,263

13.     Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Taxes currently payable
Federal	$52,514	$24,426	$48,359
State	4,763	3,496	2,655
Deferred expense (benefit)	44,666	51,585	4,679
Total income tax expense	$101,943	$79,507	$55,693

The actual income tax rate differs from the statutory tax rate as shown in the following table:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(2.77)	(3.16)	(3.23)
Merger expenses at acquisition	—	0.54	—
Reduction in excess tax reserves	—	0.11	—
Bank owned life insurance	(2.10)	(2.53)	(3.10)
State income tax (net)	0.91	0.87	0.94
Tax credits	(0.96)	(1.06)	(1.14)
ESOP Dividends	(0.13)	(0.14)	(0.21)
Nondeductible meals and entertainment	0.22	0.27	0.25
Other	(0.18)	0.31	0.83
Effective tax rates	29.99%	30.21%	29.34%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed on financial institutions in lieu of income tax in Ohio, Pennsylvania and Michigan. These taxes are $8.2 million, $9.9 million, and $7.8 million in 2014, 2013, and 2012, respectively, and are recorded in other operating expense in the accompanying Consolidated Statement of Income.

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Year Ended
	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$35,760	$37,857
Employee benefits	51,584	33,676
Real Estate Mortgage Investment Credit	4,831	5,645
Acquired liabilities	6,296	14,768
Acquired loans	51,701	62,993
Available for sale securities	3,862	16,819
Loan fees and expenses	—	2,777
Federal NOL carryforwards	131,195	190,350
Alternative minimum tax credit carryforward	83,428	41,882
General business tax credit carryforward	1,982	5,715
State income tax (net of federal benefit)	1,970	4,728
Other	467	—
Total deferred tax assets	373,076	417,210
Deferred tax liabilities:
Leased assets and depreciation	(24,699)	(25,818)
FHLB stock	(18,165)	(24,401)
Loan fees and expenses	(2,537)	—
Goodwill	(16,580)	(7,129)
Core deposit intangibles	(22,013)	(25,302)
Other	—	(3,510)
Total deferred tax liabilities	(83,994)	(86,160)
Total net deferred tax asset	$289,082	$331,050

At December 31, 2014 and 2013, there was no valuation allowance for deferred tax assets.

At December 31, 2014, the Corporation had gross federal loss carryforwards of $374.8 million that expire in 2028 through 2032, general business credits of $2.0 million that expire in 2028, and $83.4 million of federal alternative minimum tax credits with an indefinite life. In addition, future state income taxes are expected to be reduced by $2.3 million resulting from state non-operating losses at various levels in various states. This benefit is expected to be fully used during the expiration period of 2014 through 2027.

The period change in deferred taxes recorded both directly to shareholders’ equity and as a part of the income tax expense is summarized as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Deferred tax changes reflected in other comprehensive income	$(2,698)	$(27,285)
Deferred tax changes reflected in Federal income tax expense	44,666	51,585
Deferred tax changes reflected in acquired net assets	—	(348,239)
Net decrease/(increase) in DTA	$41,968	$(323,939)

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

A reconciliation of the change in the reserve for uncertain tax positions for 2014 and 2013 is as follows:

(In thousands)	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance as of January 1, 2014	$1,003	$262	$1,265
Additions for tax provisions related to prior year	798	14	812
Reduction for tax positions related to prior year due closed tax years	(31)	(3)	(34)
Reduction for tax positions related to prior tax years	(1,465)	(254)	(1,719)
Balance at December 31, 2014	$305	$19	$324
Components of Reserve:
State income tax exposure	$305	$19	$324
Balance at December 31, 2014	$305	$19	$324

(In thousands)	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance as of January 1, 2013	$953	$854	$1,807
Additions for tax provisions related to prior year	77	72	149
Reduction for tax positions related to prior tax years	(27)	(664)	(691)
Balance at December 31, 2013	$1,003	$262	$1,265
Components of Reserve:
Potential adjustment to nondeductible interest expense	$30	$5	$35
State income tax exposure	973	257	1,230
Balance at December 31, 2013	$1,003	$262	$1,265

The Corporation recognized accrued interest and penalties, as appropriate, related to UTBs, in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet.

The Corporation is routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2011. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.05 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.2 million as a result of the 2014 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 9 basis points to 29.90% at December 31, 2014.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2014, Management had identified no other potential U.S. Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

14.     Benefit Plans

Pension plans. The Corporation had a noncontributory qualified defined benefit pension plan that covered all eligible legacy FirstMerit employees vested in the pension plan as of December 31, 2006 (“FirstMerit Pension Plan”). The FirstMerit Pension Plan was frozen for nonvested employees and closed to new entrants after December 31, 2006. Effective December 31, 2012, the FirstMerit Pension Plan was frozen for vested employees resulting in no benefits accruing after December 31, 2012. Employees will have an accrued benefit which will be paid upon retirement.

Certain former Citizens’ employees were covered by a cash balance defined benefit pension plan after the Acquisition Date through December 31, 2013 (“Citizens Pension Plan”). Effective December 31, 2006, the Citizens Pension Plan was frozen, preserving prior earned benefits but discontinuing the accrual of future benefits.

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

A supplemental nonqualified, nonfunded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the FirstMerit Pension Plan. On December 18, 2013, the FirstMerit Corporation Amended and Restated Supplemental Executive Retirement Plan was amended to freeze the benefit payable to the Corporation’s Chairman, President and Chief Executive Officer (“CEO”) at the level of the benefit accrued by the CEO under the plan as of November 30, 2013. Subsequent increases or decreases in the CEO’s compensation nor any changes in circumstances will cause any increase or decrease in the amount payable to the CEO under this plan.

Postretirement medical and life insurance plan. The Corporation also sponsors a benefit plan that provided postretirement medical and life insurance for retired employees (“FirstMerit Postretirement Plan”). The Corporation’s medical contribution was limited to 200% of the 1993 level for employees who retire after January 1, 1993.

Effective March 1, 2009, the Corporation discontinued the subsidy for retiree medical for current eligible active employees. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retired after March 1, 2009, do not receive a Corporation subsidy toward retiree medical coverage.

Effective January 1, 2012, the FirstMerit Postretirement Plan was amended to cap the Corporation’s subsidy on retiree medical costs. Any cost incurred over the cap will be the responsibility of the retiree.

Postretirement medical and life insurance plans were also maintained for certain former Citizens employees after the Acquisition Date through December 31, 2013, (“Citizens Postretirement Plan”). Citizens’ Postretirement Plan provided postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms.

As of December 31, 2013, the Corporation adopted one postretirement plan covering all eligible FirstMerit and former Citizens employees, with the FirstMerit Postretirement Plan being the surviving plan. The Citizens Postretirement Plan ceased to exist after December 31, 2013, and future benefits to the existing participants of the Citizens Postretirement Plan Plan will be provided under the FirstMerit Postretirement Plan. The Corporation reserves the right to terminate or amend the FirstMerit Postretirement Plan at any time.

Other employee benefits. FirstMerit’s Amended and Restated Executive Deferred Compensation Plan (“FirstMerit Deferred Compensation Plan”) allows participating executives to elect to receive incentive compensation payable with respect to any year in whole Common Stock or cash, or to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the share account is so credited. The deferred compensation liability at December 31, 2014, and 2013, was $19.0 million and $19.2 million, respectively, and is included in accrued taxes, expenses and other liabilities on the accompanying Consolidated Balance Sheet.

Savings plans. The Corporation maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment (“FirstMerit 401(k) Plan”). For the years ended December 31, 2014 and 2013, the employer’s matching contribution to the FirstMerit 401(k) Plan was 100% on the first 3% and then 50% on the next 2% of the employee’s qualifying salary. For the year ended December 31, 2012, the employer’s matching contribution was $0.50 of each $1.00 up to 1% of employee’s qualifying salary. Contributions made by the Corporation to the FirstMerit 401(k) Plan were $7.7 million for 2014, $4.4 million in 2013, and $0.6 million in 2012. Matching contributions vest in accordance with plan specifications.

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

The Corporation maintained a qualified defined contribution plan known as Retirement Investment Plan through December 31, 2012. Effective with the termination of this plan as of January 1, 2013, the Corporation will provide, for a five-year period, a transition contribution equal to 3% of an employee’s qualifying salary to all eligible plan participants that have earned 60 age-plus-service points, as of December 31, 2012. This transition contribution totaled $0.7 million and $1.1 million for the years ended December 31, 2014 and December 31, 2013, respectively.

The combined components of net periodic pension and postretirement benefits and other amounts recognized in AOCI for the Corporation's pension and postretirement benefit plans as of December 31, 2014, 2013 and 2012, are as follows:

	Pension Benefits			Postretirement Benefits
(In thousands)	2014	2013	2012	2014	2013	2012
Net periodic cost consists of:
Service cost	$728	$2,339	$7,194	$65	$99	$77
Interest cost	14,337	12,814	11,862	655	563	697
Expected return on plan assets	(16,035)	(14,938)	(12,136)	—	—	—
Amortization of prior service cost/(credit)	2,599	467	388	(468)	(468)	(468)
Amortization of actuarial (gains)/losses	2,930	4,693	10,371	236	268	288
Settlement / curtailment income	—	(524)	(142)	—	—	—
Net periodic cost (benefit)	4,559	4,851	17,537	488	462	594
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Current year actuarial losses/(gains)	49,488	(47,257)	1,281	64	(682)	(57)
Amortization of actuarial gains/(losses)	(2,930)	(4,169)	(10,229)	(236)	(268)	(288)
Amortization of prior service (cost)/credit	(2,599)	(467)	(388)	468	468	468
Total recognized in AOCI, before income taxes	43,959	(51,893)	(9,336)	296	(482)	123
Total recognized in net periodic cost and AOCI	$48,518	$(47,042)	$8,201	$784	$(20)	$717

A measurement date of December 31 is used for plan assets and benefit obligations. The following table sets forth a reconciliation of the changes in the projected benefit obligation for the Corporation’s pension and postretirement benefit plans as of December 31, 2014, and 2013, as well as the change in plan assets for the Corporation’s qualified pension plans:

	Pension Benefits		Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Accumulated benefit obligation, end of year	$354,402	$307,739
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	308,834	259,428	$15,544	$14,771
Citizens acquisition	—	85,483	—	2,062
Service cost	728	2,339	65	99
Interest cost	14,337	12,814	655	563
Plan amendments	—	3,927	(1,979)	—
Participant contributions	—	—	1,851	1,538
Actuarial (gains)/losses and change in assumptions	50,115	(35,984)	2,046	(682)
Benefits paid	(18,372)	(19,172)	(3,018)	(2,808)
Projected benefit obligation, end of year	$355,642	$308,834	$15,164	$15,544
Change in plan assets, at fair value:
Fair value of plan assets, beginning of year	$257,510	$174,385	$—	$—
Citizens acquisition	—	68,304	—	—
Actual return on plan assets	16,663	30,298	—	—
Participant contributions	—	—	1,851	1,538
Employer contributions	1,554	3,695	1,167	1,270
Benefits paid	(18,372)	(19,172)	(3,018)	(2,808)
Fair value of plan assets, end of year	$257,355	$257,510	$—	$—
Funded status (1)	(98,287)	(51,324)	(15,164)	(15,544)
Amounts recognized in AOCI before income taxes:
Prior service cost (credit)	$2,587	$5,121	$(5,370)	$(3,858)
Net actuarial loss	99,715	53,061	5,138	3,329
Amount recognized in AOCI	$102,302	$58,182	$(232)	$(529)

(1) The Corporation recognizes the underfunded status of the plans in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet.

As indicated in the table above, the benefit obligation and accumulated benefit obligation for all of the Corporation’s pension plans were in excess of the fair value of plan assets.

Actuarial assumptions. The actuarial assumptions used to determine year end obligations for the Corporation’s pension and postretirement plans were as follows:

Weighted-average assumptions for year end obligations	2014	2013	2012
Discount rate
Qualified pensions	4.19%	4.99%	4.21%
Nonqualified pensions	3.61%	4.12%	4.21%
Postretirement medical benefits, FirstMerit’s plan	3.50%	4.01%	3.18%
Postretirement medical benefits, Citizens’ plan	3.61%	3.98%	na
Postretirement life insurance benefits	4.36%	5.08%	4.30%
Expected long-term rate of return	6.50%	6.75%	7.00%
Rate of compensation increase
Qualified pensions	na	na	na
Nonqualified pensions	3.75%	3.75%	3.75%
Assumed health care cost trend rate, pre-65 (1)
Initial trend	7.00%	7.50%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019
Assumed health care cost trend rate, post-65 (1)
Initial trend	11.00%	11.50%	12.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2027	2027	2027
Prescription Drugs
Initial trend	7.00%	7.50%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019

(1) The health care cost trend assumptions relate only to the postretirement benefit plans. Increasing or decreasing the assumed health care cost trend rates by one percentage point each future year would not have a material impact on total service and interest cost or the year end benefit obligation.

The actuarial assumptions used as of the beginning of the year to determine the net periodic costs for the Corporation’s pension and postretirement plans were as follows:

Weighted-average assumptions for benefit cost at beginning of year	2014	2013	2012
Discount rate
Qualified pension	4.99%	4.21%	5.04%
Nonqualified pensions	4.12%	4.21%	5.04%
Postretirement medical benefits	4.01%	3.18%	4.23%
Postretirement life insurance benefits	5.08%	4.30%	5.03%
Expected long-term rate of return	6.75%	7.00%	7.25%
Rate of compensation increase
Qualified pension	na	na	5.22%
Nonqualified pensions	3.75%	3.75%	3.75%
Assumed health care cost trend rate, pre-65 (1)
Initial trend	7.50%	8.00%	8.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019
Assumed health care cost trend rate, post-65 (1)
Initial trend	11.50%	12.00%	12.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2027	2027	2027
Prescription Drugs
Initial trend	7.50%	8.00%	8.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019

(1) The health care cost trend assumptions relate only to the postretirement benefit plans. Increasing or decreasing the assumed health care cost trend rates by one percentage point each future year would not have a material impact on total service and interest cost or the year end benefit obligation

The discount rates are determined independently for each plan and reflect the market rate for high-quality fixed income debt instruments, that are rated double-A or higher by a recognized ratings agency.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. For the years ended December 31, 2014, 2013, and 2012, these subsidies did not have a material effect on the APBO and net postretirement benefit cost for the Corporation.

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

(In thousands)	Pension	Postretirement	Total
Prior service cost/(credit)	$2,279	$(639)	$1,640
Actuarial net loss	4,224	325	4,549

At December 31, 2014, the FirstMerit Pension Plan was sufficiently funded under the requirements of ERISA, consequently, the Corporation was not required to make a minimum contribution to that plan in 2014. The Corporation also does not expect to make any significant discretionary contributions during 2015.

At December 31, 2014, the following table shows when benefit payments were expected to be paid. The expected benefits were estimated using the same assumptions as those used to calculate the benefit obligations in the preceding tables and includes benefits attributable to estimated future employee service.

(In thousands)	Pension	Postretirement
2015	$26,555	$1,247
2016	26,420	1,137
2017	22,162	1,063
2018	21,858	1,004
2019	20,239	951
2020 through 2024	93,104	4,331

FirstMerit Pension Plan Investment Policy and Strategy. The FirstMerit Pension Plan invests in equities and other return-seeking assets such as real assets, as well as liability-hedging assets, primarily fixed income.  The Investment Policy recognizes that the plan’s asset return requirements and risk tolerances will change over time.  The Corporation utilizes a dynamic investment policy, whereby the allocation to return-seeking assets and liability-hedging assets is determined by comparing plan assets to the plan liabilities. As the plan’s funded ratio status improves, the allocation to liability-hedging assets will increase.

Dynamic Investment Policy Schedule
Return-Seeking (and Diversification) Allocation Strategy
Funded Ratio	Minimum	Target	Maximum
≤97%	36%	40%	44%
98%	34%	38%	42%
99%	31%	35%	39%
100%	30%	33%	36%
101%	28%	31%	34%
102%	26%	29%	32%
103%	23%	26%	29%
104%	21%	24%	27%
105%	18%	21%	24%
106%	16%	18%	20%
107%	12%	14%	16%
≥108%	8%	10%	12%

The weighted-average allocations for the FirstMerit Pension Plan as of December 31, 2014 and 2013, by asset category, are as follows:

	Percentage of Plan Assets on Measurement Date
	December 31,
Asset Category	2014	2013
Cash and domestic money market funds	1.49%	1.92%
U.S. Treasury obligations	1.97%	1.76%
U.S. Government agencies	1.12%	0.95%
Corporate bonds	2.79%	3.12%
Common stocks	13.54%	11.24%
Equity mutual funds	18.85%	27.62%
Fixed income mutual funds	50.11%	36.56%
Foreign mutual funds	10.13%	16.83%
	100.00%	100.00%

The following is a description of the valuation methodologies used to measure assets held by the FirstMerit Pension Plans at fair value.

•	Domestic and foreign money market funds: Valued at quoted prices as reported on the active market in which the money market funds are traded.

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

The following table sets forth by level, within the fair value hierarchy, the FirstMerit Pension Plan’s assets at fair value as of December 31, 2014:

(In thousands)	Level 1	Level 2	Level 3	Total
Domestic money market funds	$3,836	$—	$—	$3,836
United States government securities	—	5,067	—	5,067
United States government agency issues	—	2,897	—	2,897
Corporate bonds	—	7,177	—	7,177
Common stocks	34,835	—	—	34,835
Equity mutual funds	48,518	—	—	48,518
Fixed income mutual funds	128,951	—	—	128,951
Foreign mutual funds	26,074	—	—	26,074
Total assets at fair value	$242,214	$15,141	$—	$257,355

15.     Share-Based Compensation

The Corporation’s 2002, 2006 and 2011 Stock and Equity Plans, and the Citizens Republic Bancorp, Inc. Stock Compensation plan, and the Republic Bancorp, Inc 1998 Stock Option Plan that were assumed by the Corporation in connection with the Citizens acquisition (the “Plans”), provide stock options and restricted stock awards available to grant to employees for up to 5,769,655 shares of Common Stock of the Corporation. The Plans also provide for the granting of nonqualified stock options and nonvested (restricted) shares to certain nonemployee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense recognized during the years ended December 31, 2014, 2013, and 2012, was $13.9 million, $10.9 million, and $9.3 million, respectively, and the related tax benefit was $4.9 million, $3.8 million, and $3.3 million, respectively. Share-based compensation expense related to awards granted to employees as well as awards granted to directors is recorded in salaries, wages, pension and employee benefits in the accompanying Consolidated Statements of Income.

Certain of the Corporation’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation has elected to recognize compensation expense for awards with graded vesting schedule on a straight-line basis over the service period for the entire award. Compensation expense is recognized based on the estimated number of stock options and awards for which service is to be rendered. Upon stock option exercise or stock unit conversion, it is the policy of the Corporation to issue shares from treasury stock. No open market repurchases of Common Stock are planned in the upcoming calendar year. The Corporation has the authority to issue shares well in excess of the total number of stock option and restricted stock awards available for grant.

In accordance with the Corporation’s stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have fifteen years of service are eligible to retire. Prior to the Plans’ amendments during 2007, which eliminated post retirement vesting, all unvested awards at the time of retirement continued to vest. The Corporation accelerates the recognition of compensation costs for share-based awards granted or modified to retirement-eligible employees and employees who become retirement-eligible. The compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire.

Stock Option Awards

Options under these Plans are granted with an exercise price equal to the market price of the Corporation’s shares at the date of grant; those option awards generally vest based on three years of continuous service and have a 10-year contractual term. Options granted as incentive stock options must be exercised within ten years and options granted as nonqualified stock options have terms established by the Compensation Committee of the Board and approved by the nonemployee directors of the Board. Upon termination, options are cancelable within defined periods based upon the reason for termination of employment.

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

A summary of stock option activity under the Plans as of December 31, 2014, 2013, and 2012, and changes during the years then ended is as follows:

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate InstrinsicValue (000’s)
Outstanding at January 1, 2012	2,077	$25.15	1.85	—
Exercised	—	—
Forfeited	(71)	25.85
Expired	(186)	25.97
Outstanding at December 31, 2012	1,820	$24.73	1.82	$—
Acquired	63	218.01
Exercised	—	—
Forfeited	(8)	23.93
Expired	(479)	36.64
Outstanding at December 31, 2013	1,396	$28.84	1.14	$87
Exercised	—	—
Forfeited	—	—
Expired	(558)	31.91
Outstanding at December 31, 2014	838	$26.64	0.62	$—
Exercisable at December 31, 2014	838	$26.64	0.62	$—

There were no options granted in the years ended December 31, 2014, 2013, and 2012. During the years ended December 31, 2014, 2013, and 2012, no options were exercised.

At December 31, 2014, there was no unrecognized compensation costs related to stock options granted to be realized under the Plans.

Nonvested (Restricted) Stock Awards

The market price of the Corporation’s Common Stock at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation’s nonvested shares as of December 31, 2014, 2013, and 2012, and changes during the years then ended, is as follows:

		Weighted-Average
		Grant Date
Nonvested (restricted) Stock Awards	Shares (000’s)	Fair Value
Nonvested at January 1, 2012	1,026	$18.26
Granted	596	16.06
Vested	(493)	18.29
Forfeited or expired	(50)	18.94
Nonvested at December 31, 2012	1,079	$17.00
Granted	823	16.47
Vested	(508)	17.90
Forfeited or expired	(52)	16.89
Nonvested at December 31, 2013	1,342	$16.34
Granted	777	19.67
Vested	(664)	16.30
Forfeited or expired	(42)	18.16
Nonvested at December 31, 2014	1,413	$18.16

At December 31, 2014, there was $14.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.65 years. The total fair value of shares vested during the year ended December 31, 2014, 2013, and 2012, was $10.8 million, $9.1 million, and $9.0 million, respectively.

16.     Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

(In thousands)	As of December 31,
Condensed Balance Sheet	2014	2013
Assets:
Cash and due from banks	$142,950	$125,032
Investment securities	1,553	2,253
Investment in subsidiaries, at equity in underlying value of their net assets	2,936,865	2,863,473
Other assets	20,479	77,674
Total Assets	$3,101,847	$3,068,432
Liabilities and Shareholders’ Equity:
Long-term debt	$249,935	$324,428
Accrued and other liabilities	17,631	41,110
Shareholders’ equity	2,834,281	2,702,894
Total Liabilities and Shareholders’ Equity	$3,101,847	$3,068,432

(In thousands)	Year Ended December 31,
Condensed Statement of Income	2014	2013	2012
Income:
Cash dividends from subsidiaries	$82,642	$81,715	$155,493
Noninterest income	437	483	309
Total income	83,079	82,198	155,802
Interest and other expenses	30,613	29,684	10,799
Income before income tax benefit and equity in undistributed income of subsidiaries	52,466	52,514	145,003
Income tax benefit	(10,324)	(9,341)	(2,004)
Income before equity in undistributed net income of subsidiaries	62,790	61,855	147,007
Equity in undistributed income of subsidiaries	175,161	121,829	(12,901)
Net income	$237,951	$183,684	$134,106

(In thousands)	Year Ended December 31,
Condensed Statement of Cash Flows	2014	2013	2012
Operating activities:
Net income	$237,951	$183,684	$134,106
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(175,161)	(121,829)	12,901
Decrease (increase) in Federal income tax receivable	35,672	(30,399)	(4,446)
(Increase) decrease in deferred Federal tax asset	(1,449)	27,032	106
Increase in interest payable	—	4,618	—
Other	(552)	924	738
Net cash provided by operating activities	96,461	64,030	143,405
Investing activities:
Loans or advances to subsidiaries	—	(50)	—
Repayment of loans to or investment in subsidiaries	110,675	—	—
Cash paid for acquisition, net of cash received	—	(315,069)	—
Sale of investments in subsidiaries	—	—	7,827
Sale of investment securities	784	—	—
Purchases of investment securities	(81)	(215)	(44)
Net cash provided (used) by investing activities	111,378	(315,334)	7,783
Financing activities:
Proceeds from issuance of subordinated debt	—	249,927	—
Proceeds from issuance of preferred stock	—	96,550	—
Repayment of long-term debt	(74,451)	—	—
Cash dividends-common stock	(105,333)	(96,222)	(69,459)
Cash dividends-preferred stock	(5,876)	(5,337)	—
Purchase of treasury shares	(4,261)	(9,521)	(2,389)
Net cash (used) provided by financing activities	(189,921)	235,397	(71,848)
Increase (decrease) in cash and cash equivalents	17,918	(15,907)	79,340
Cash and cash equivalents at beginning of year	125,032	140,939	61,599
Cash and cash equivalents at end of year	$142,950	$125,032	$140,939

17.     Segment Information

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies). Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. In the first quarter of 2014, Management changed the estimate regarding the funds transfer pricing crediting rate provided on non-maturity deposits, including amounts for 2013. The same crediting rate estimate for 2012 did not need to be changed. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2014, 2013, and 2012:

(In thousands)					FirstMerit
December 31, 2014	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income/(expense)	$421,136	$378,597	$19,836	$(44,001)	$775,568
Provision for loan losses	2,898	39,618	1,895	7,868	52,279
Noninterest income	91,483	106,356	55,800	27,885	281,524
Noninterest expense	240,142	354,305	51,269	19,203	664,919
Net income/(loss)	175,227	59,169	14,606	(11,051)	237,951
AVERAGES:
Assets	9,265,088	5,632,881	271,975	9,248,267	24,418,211
Loans	9,262,224	5,305,513	261,321	62,257	14,891,315
Earnings assets	9,549,341	5,328,548	261,321	6,363,537	21,502,747
Deposits	6,679,007	11,484,769	1,089,068	275,591	19,528,435
Economic capital	743,071	353,098	58,106	1,635,864	2,790,139

(In thousands)					FirstMerit
December 31, 2013	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income/(expense)	$408,006	$349,433	$17,192	$(63,846)	$710,785
Provision for loan losses	17,072	16,151	(692)	1,153	33,684
Noninterest income	83,933	114,679	48,289	23,442	270,343
Noninterest expense	209,936	330,875	54,196	89,246	684,253
Net income/(loss)	172,206	76,105	7,784	(72,411)	183,684
AVERAGES:
Assets	8,397,357	4,746,277	259,601	8,086,540	21,489,775
Loans	8,292,805	4,367,701	226,152	62,008	12,948,666
Earnings assets	8,480,005	4,392,937	226,179	5,393,874	18,492,995
Deposits	5,572,287	10,749,725	826,794	152,782	17,301,588
Economic capital	602,561	256,362	72,244	1,477,698	2,408,865

(In thousands)					FirstMerit
December 31, 2012	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income/(expense)	$258,575	$207,907	$17,444	$(12,096)	$471,830
Provision for loan losses	32,319	10,008	(626)	12,997	54,698
Noninterest income	67,606	103,279	32,996	19,723	223,604
Noninterest expense	159,525	221,297	39,296	30,819	450,937
Net income/(loss)	87,318	51,922	7,650	(12,784)	134,106
AVERAGES:
Assets	6,424,226	2,952,280	238,805	5,005,316	14,620,627
Loans	6,391,189	2,674,997	225,018	65,876	9,357,080
Earnings assets	6,493,713	2,707,632	225,044	3,646,302	13,072,691
Deposits	3,284,722	7,416,982	709,786	142,308	11,553,798
Economic capital	404,005	212,409	49,313	942,381	1,608,108

18.     Fair Value Measurement

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

•	Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2014 and 2013:

		Fair Value by Hierarchy
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,974	$2,974	$—	$—
U.S. government agency debentures	2,482	—	2,482	—
U.S. States and political subdivisions	227,342	—	227,342	—
Residential mortgage-backed securities:
U.S. government agencies	970,998	—	970,998	—
Commercial mortgage-backed securities:
U.S. government agencies	103,403	—	103,403	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,676,567	—	1,676,567	—
Nonagency	7	—	1	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,334	—	222,334	—
Corporate debt securities	51,337	—	—	51,337
Asset-backed securities:
Collateralized loan obligations, nonagency issued	287,844	—	—	287,844
Total available-for-sale securities	3,545,288	2,974	3,203,127	339,187
Residential loans held for sale	13,428	—	13,428	—
Derivative assets:
Interest rate swaps - fair value hedges	5,256	—	5,256	—
Interest rate swaps - nondesignated	48,366	—	48,366	—
Mortgage loan commitments	1,408	—	1,408	—
Foreign exchange	167	—	167	—
Total derivative assets	55,197	—	55,197	—
Total fair value of assets (1)	$3,613,913	$2,974	$3,271,752	$339,187
Derivative liabilities:
Interest rate swaps - fair value hedges	6,683	—	6,683	—
Interest rate swaps - nondesignated	48,366	—	48,366	—
Forward sales contracts	272	—	272	—
Foreign exchange	118	—	118	—
Total derivative liabilities	55,439	—	55,439	—
True-up liability	13,294	—	—	13,294
Total fair value of liabilities (1)	$68,733	$—	$55,439	$13,294
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$21,228	$—	$—	$21,228
Impaired loans (3)	56,041	—	—	56,041
Other property (4)	12,510	—	—	12,510
Other real estate covered by loss share (5)	3,614	—	—	3,614
Total fair value	$93,393	$—	$—	$93,393

(1) There were no transfers between levels 1, 2, or 3 of the fair value hierarchy during the year ended December 31, 2014.
(2) MSRs with a recorded investment of $22.0 million were reduced by a specific valuation allowance totaling $1.0 million to a reported carrying value of $21.1 million resulting in a recovery of previously recognized expense of $0.7 million included in loans sales and servicing income in the year ended December 31, 2014.

(3) Collateral dependent impaired loans with a recorded investment of $60.3 million were reduced by specific valuation allowance allocations totaling $4.3 million to a reported net carrying value of $56.0 million.
(4) Amounts do not include assets held at cost at December 31, 2014. During the year ended December 31, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $2.6 million included in noninterest expense.
(5) Amounts do not include assets held at cost at December 31, 2014. During the year ended December 31, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.2 million included in noninterest expense.

		Fair Value by Hierarchy
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,036	$3,036	$—	$—
Nonmarketable equity securities	3,281	—	10	3,271
U.S. States and political subdivisions	262,367	—	262,367	—
Residential mortgage-backed securities:
U.S. government agencies	969,922	—	969,922	—
Commercial mortgage-backed securities:
U.S. government agencies	69,567	—	69,567	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,518,393	—	1,518,393	—
Nonagency	9	—	—	9
Commercial collateralized mortgage-backed securities:
U.S. government agencies	102,268	—	102,268	—
Corporate debt securities	50,644	—	—	50,644
Asset-backed securities:
Collateralized loan obligations, nonagency issued	293,687	—	—	293,687
Total available-for-sale securities	3,273,174	3,036	2,922,527	347,611
Residential loans held for sale	11,622	—	11,622	—
Derivative assets:
Interest rate swaps - nondesignated	46,577	—	46,577	—
Mortgage loan commitments	891	—	891	—
Forward sale contracts	384	—	384	—
Foreign exchange	50	—	50	—
Total derivative assets	47,902	—	47,902	—
Total fair value of assets (1)	$3,332,698	$3,036	$2,982,051	$347,611
Derivative liabilities:
Interest rate swaps - fair value hedges	11,574	—	11,574	—
Interest rate swaps - nondesignated	46,577	—	46,577	—
Foreign exchange	50	—	50	—
Total derivative liabilities	58,201	—	58,201	—
True-up liability	11,463	—	—	11,463
Total fair value of liabilities (1)	$69,664	$—	$58,201	$11,463
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$23,041	$—	$—	$23,041
Impaired loans (3)	47,870	—	—	47,870
Other property (4)	10,018	—	—	10,018
Other real estate covered by loss share (5)	8,754	—	—	8,754
Total fair value	$89,683	$—	$—	$89,683

(1) There were no transfers between levels 1, 2, or 3 of the fair value hierarchy during the year ended December 31, 2013.
(2) MSRs with a recorded investment of $22.8 million were reduced by a specific valuation allowance totaling $0.3 million to a reported carrying value of $22.5 million resulting in the recovery of previously recognized expense of $2.3 million included in loan sales and servicing income in the year ended December 31, 2013.
(3) Collateral dependent impaired loans with a recorded investment of $52.6 million were reduced by specific valuation allowance allocations totaling $4.8 million to a reported net carrying value of $47.9 million.

(4) Amounts do not include assets held at cost at December 31, 2013. During the year ended December 31, 2013, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.4 million included in noninterest expense.
(5) Amounts do not include assets held at cost at December 31, 2013. During the year ended December 31, 2013, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $1.0 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During years ended December 31, 2014 and 2013, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of December 31, 2014, approximately 10% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

CLOs are securitized products where payments from multiple middle sized and large business loans are pooled together and segregated into different classes of bonds with payments on these bonds based on their priority within the overall deal structure. The markets for such securities are generally characterized by low trading volumes and wide bid-ask spreads, all driven by limited market participants. Although estimated prices are generally obtained for such securities, the level of market observable assumptions used is limited in the valuation. Specifically, market assumptions regarding credit adjusted cash flows and liquidity influences on discount rates were difficult to observe at the individual bond level. Accordingly, the securities are currently valued by a third party that primarily utilizes dealer or pricing service prices and, subsequently, verifies this pricing through a disciplined process to ensure proper valuations and to highlight differences in cash flow modeling or other risks to determine if the market perception of the risk of a CLO is beginning to deviate from other similar tranches.  This is done by establishing ranges for appropriate pricing yields for each CLO tranche and, using a standardized cash flow scenario, ensuring yields are consistent with expectations.

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

Mortgage Servicing Rights. The Corporation carries its MSRs at lower of cost or fair value, and, therefore, they are subject to fair value measurements on a nonrecurring basis. Since sales of MSRs tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of its MSRs. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights within Level 3.

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its MSRs. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 7 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on MSRs valuation assumptions.

Derivatives. The Corporation’s derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit risk by the lender or for a variety of other noneconomic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk in the year ended December 31, 2014.

True-up liability. In connection with the George Washington and Midwest acquisitions in 2010, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss sharing agreements (the “true-up liability”). This contingent consideration is classified as a liability within accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet and is remeasured at fair value each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings in the current period.

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.36% and 3.69% as of December 31, 2014 and 2013, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.7 million and $1.3 million, respectively, as of December 31, 2014.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $8.5 million and $7.1 million as of December 31, 2014, and December 31, 2013, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $4.8 million and $4.3 million as of December 31, 2014, and December 31, 2013, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended
	December 31, 2014		December 31, 2013
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$347,611	$11,463	$49,661	$12,259
Fair value of assets acquired	—	—	3,271	—
(Gains) losses included in earnings (1)	—	1,831	—	(796)
Unrealized gains (losses) (2)	(6,030)	—	(2,635)	—
Purchases	—	—	297,232	—
Settlements	(2,394)	—	82	—
Balance at ending of period	$339,187	$13,294	$347,611	$11,463

(1) Reported in noninterest expense
(2) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of December 31, 2014 and 2013. The aggregate fair value, contractual balance, and gain or loss on loans held for sale was as follows:

(In thousands)	December 31, 2014	December 31, 2013
Aggregate fair value carrying amount	$14,389	$11,622
Aggregate unpaid principal / contractual balance	13,873	11,438
Carrying amount over aggregate unpaid principal (1)	$516	$184

(1) These changes are included in loan sales and servicing income in the Consolidated Statement of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of December 31, 2014, and 2013, are shown in the tables below.

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$697,424	$697,424	$697,424	$—	$—
Available-for-sale securities	3,545,288	3,545,288	2,974	3,203,127	339,187
Held-to-maturity securities	2,903,609	2,875,920	—	2,875,920	—
Other securities	148,654	148,654	—	148,654	—
Loans held for sale	13,428	13,428	—	13,428	—
Net originated loans	12,398,116	12,235,530	—	—	12,235,530
Net acquired loans	2,471,723	2,564,842	—	—	2,564,842
Net covered loans and loss share receivable	312,659	312,659	—	—	312,659
Accrued interest receivable	63,657	63,657	—	63,657	—
Derivatives	55,197	55,197	—	55,197	—
Financial liabilities:
Deposits	$19,504,665	$19,510,192	$—	$19,510,192	$—
Federal funds purchased and securities sold under agreements to repurchase	1,272,591	1,272,591	—	1,272,591	—
Wholesale borrowings	428,071	430,676	—	430,676	—
Long-term debt	505,192	516,476	—	516,476	—
Accrued interest payable	9,820	9,820	—	9,820	—
Derivatives	55,439	55,439	—	55,439	—

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$917,822	$917,822	$917,822	$—	$—
Available for sale securities	3,273,174	3,273,174	3,036	2,922,527	347,611
Held to maturity securities	2,935,688	2,824,240	—	2,824,240	—
Other securities	180,803	180,803	—	180,803	—
Loans held for sale	11,622	11,622	—	11,622	—
Net originated loans	10,116,903	10,017,722	—	—	10,017,722
Net acquired loans	3,494,874	3,627,275	—	—	3,627,275
Net covered loans and loss share receivable	547,943	547,943	—	—	547,943
Accrued interest receivable	52,929	52,929	—	52,929	—
Derivatives	47,902	47,902	—	47,902	—
Financial liabilities:
Deposits	$19,533,601	$19,532,368	$—	$19,532,368	$—
Federal funds purchased and securities sold under agreements to repurchase	851,535	851,535	—	851,535	—
Wholesale borrowings	200,600	204,124	—	204,124	—
Long-term debt	324,428	319,711	—	319,711	—
Accrued interest payable	9,339	9,339	—	9,339	—
Derivatives	58,201	58,201	—	58,201	—

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

19.     Derivatives and Hedging Activity

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

At December 31, 2014 and 2013, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Fair value hedges	$250,000	$5,256	$—	$—	$93,313	$6,683	$126,637	$11,574

(1) Included in Other Assets on the Consolidated Balance Sheet
(2) Included in Other Liabilities on the Consolidated Balance Sheet

Fair Value Hedges. Prior to 2009, the Corporation entered into interest rate swaps with dealer counterparties to convert certain fixed rate loans to variable rate instruments over the terms of the loans (termed by the Corporation as the FRAP Program). These interest rate swaps are designated as fair value hedges and meet the criteria to qualify for the short cut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. The Corporation discontinued originating interest rate swaps under the
FRAP Program in February 2008.

During the fourth quarter of 2014, the Corporation entered into a $250.0 million interest rate swap simultaneously with its long-term debt issuance for interest rate risk management purposes. This interest rate swap effectively modifies the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the swap, without an exchange of the underlying principal amount. This interest rate swap was designated as a fair value hedge, and through application of the “short cut method of accounting”, there is an assumption that the hedge is effective in offsetting changes in the fair value of the long-term debt due to changes in the U.S. LIBOR swap rate (the designated benchmark interest rate).

Derivatives Not Designated in Hedge Relationships

As of December 31, 2014 and 2013, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,673,012	$48,366	$1,622,525	$46,577	$1,673,012	$48,366	$1,622,531	$46,577
Mortgage loan commitments	102,523	1,408	90,541	891	—	—	—	—
Forward sales contracts	47,657	—	40,906	384	—	272	—	—
Credit contracts	10,001	—	—	—	69,227	—	49,914	—
Foreign exchange	22,406	167	6,478	50	6,580	118	6,893	50
Equity swap	—	—	—	—	75,138	—	63,813	—
Total	$1,855,599	$49,941	$1,760,450	$47,902	$1,823,957	$48,756	$1,743,151	$46,627

(1) Included in Other Assets on the Consolidated Balance Sheet
(2) Included in Other Liabilities on the Consolidated Balance Sheet

Interest Rate Swaps. The Corporation’s Back-to-Back Program is an interest rate swap program for commercial loan customers that provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a stand-alone derivative.

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations in interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between three to nine years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one to ten years. The Corporation’s maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $5.0 million as of December 31, 2014. The fair values of the written swap participations were not material at December 31, 2014 or 2013.

Gains and losses recognized in income on nondesignated hedging instruments for the years ended December 31, 2014, 2013 and 2012, are as follows:

(In thousands)
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2014	2013	2012
Mortgage loan commitments	Other operating income	$517	$(3,509)	$(559)
Forward sales contracts	Other operating income	(656)	446	1,737
Foreign exchange contracts	Other operating income	(193)	(116)	189
Other	Other operating expense	—	—	—
Total		$(332)	$(3,179)	$1,367

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk” or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s ALCO, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the

Corporation generally enters into bilateral collateral agreements using standard forms published by the ISDA. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure that the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s ALCO. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS. Collateral posted against derivative liabilities was $53.5 million and $70.5 million as of December 31, 2014 and 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation’s derivative master netting arrangements, by type of financial instrument, on the Corporation’s statement of financial position as of December 31, 2014 and 2013. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$5,256	$—	$5,256	$—	$—	$5,256
Interest rate swaps - nondesignated	352	—	352	(352)	—	—
Total derivative assets	$5,608	$—	$5,608	$(352)	$—	$5,256
	Gross amounts of recognized liabilities	Gross amounts offset in the statement of financial position	Net amounts of liabilities presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Net amount
				Netting adjustment per applicable master netting agreements	Fair value of financial collateral
Derivative Liabilities
Interest rate swaps - designated	$6,683	$—	$6,683	$—	$(6,683)	$—
Interest rate swaps - nondesignated	48,014	—	48,014	(352)	(47,662)	—
Total derivative liabilities	$54,697	$—	$54,697	$(352)	$(54,345)	$—

	As of December 31, 2013
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - nondesignated	$4,791	$—	$4,791	$(4,791)	$—	$—
Foreign exchange	4	—	4	(46)	42	—
Total derivative assets	$4,795	$—	$4,795	$(4,837)	$42	$—
	Gross amounts of recognized liabilities	Gross amounts offset in the statement of financial position	Net amounts of liabilities presented in the statement of financial position	Gross amounts of financial instruments not offset in the statement of financial position		Net amount
				Netting adjustment per applicable master netting agreements	Fair value of financial collateral
Derivative Liabilities
Interest rate swaps - designated	$11,574	$—	$11,574	$—	$(11,574)	$—
Interest rate swaps - nondesignated	41,787	—	41,787	(4,791)	(36,996)	—
Foreign exchange	46	—	46	(46)	—	—
Total derivative liabilities	$53,407	$—	$53,407	$(4,837)	$(48,570)	$—

(1) For derivative assets, this includes any derivative liability fair values that could be offset in the event of counterparty default. For derivative liabilities, this includes any derivative asset fair values that could be offset in the event of counterparty default.
(2) For derivate assets, this includes the fair value of collateral received by the Corporation from the counterparty. Securities received as collateral are not included in the Consolidated Balance Sheet unless the counterparty defaults. For derivative liabilities, this includes the fair value of securities pledged by the Corporation to the counterparty. These securities are included in the Consolidated Balance Sheet unless the Corporation defaults.

20.     Commitments and Contingencies

Obligations Under Noncancelable Leases

The Corporation is obligated under various noncancelable operating leases on branch offices. Minimum future rental payments under noncancelable operating leases at December 31, 2014 are as follows:

(In thousands)
Year Ended December 31,	Lease Commitments
2015	$13,598
2016	11,167
2017	9,841
2018	8,426
2019	6,459
2020-2031	21,999
Total minimum future rental payments	$71,490

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 18 (Fair Value Measurement). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at December 31, 2014, was $5.8 million, compared with $7.9 million at December 31, 2013. Additional information pertaining to this allowance is included in Note 5 (Allowance for Loan Losses) and under the heading “Allowance for Originated Loan Losses and Reserve For Unfunded Lending Commitments” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2014 and 2013. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	At December 31,
(In thousands)	2014	2013
Loan Commitments
Commercial	$3,748,690	$3,367,625
Consumer	2,387,623	2,179,010
Total loan commitments	$6,136,313	$5,546,635

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of December 31, 2014, and 2013.

	At December 31,
(In thousands)	2014	2013
Financial guarantees
Standby letters of credit	$242,390	$196,400
Loans sold with recourse	45,071	45,082
Total financial guarantees	$287,461	$241,482

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $176.4 million at December 31, 2014, the remaining guarantees extend in varying amounts through 2019.

Asset Sales

The Corporation regularly sells residential mortgage loans service retained to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells residential mortgage loans serviced released to other investors which contain early payment default recourse provisions. As of December 31, 2014 and 2013, the Corporation had sold $38.1 million and $34.6 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $7.3 million and $8.7 million as of December 31, 2014 and 2013, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of December 31, 2014, the Corporation continued to service approximately $3.7 million in manufactured housing loans that were sold with recourse compared to $6.4 million as of December 31, 2013. The Corporation had reserved $1.1 million for estimated losses from these manufactured housing loans at December 31, 2014 and 2013.

The total reserve associated with loans sold with recourse was approximately $8.4 million and $9.9 million as of December 31, 2014 and 2013, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. As a result of the merger with Citizens, $6.0 million was recorded as a contingent liability to reflect the fair value of the liability associated with the expected commitment to repurchase mortgage loans previously sold by Citizens subject to recourse provisions. The Corporation’s reserve reflects management’s best estimate of losses. The Corporation’s reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation’s most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the years ended December 31, 2014, and 2013, are as follows:

	Year Ended December 31, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net realized losses	(4,528)	—	(4,528)
Net increase (decrease) to reserve	3,041	10	3,051
Balance at end of period	$7,250	$1,124	$8,374

	Year Ended December 31, 2013
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$1,500	$1,167	$2,667
Assumed Obligation	6,000	—	6,000
Net realized losses	(5,818)	—	(5,818)
Net increase (decrease) to reserve	7,055	(53)	7,002
Balance at end of period	$8,737	$1,114	$9,851

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

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court’s class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. On November 20, 2013, the Eleventh District denied those applications. On December 4, 2013, the Bank and Corporation filed a notice of appeal with the Ohio Supreme Court, and on January 3, 2014, they filed with the Ohio Supreme Court a memorandum in support of the Court’s exercising its jurisdiction and accepting the appeal. The plaintiffs filed an opposition, and, on April 24, 2014, the Ohio Supreme Court declined to accept jurisdiction. On August 6, 2014, the Bank and Corporation filed a motion asking the trial court to stay the lawsuit pending arbitration of claims subject to an arbitration agreement. That motion has been fully briefed and is awaiting a decision by the court. On August 25, 2014, the parties stipulated to a revised class definition (without affecting the pending motion to stay), and an order approving that stipulation is awaiting court approval.

Merger Litigation

Between September 17, 2012 and October 5, 2012, alleged shareholders of Citizens filed six purported class action lawsuits in the Circuit Court of Genesee County, Michigan, relating to the proposed merger between Citizens and FirstMerit, which merger closed in April 2013. The lawsuits were consolidated under the caption In re Citizens Republic Bancorp, Inc. Shareholder Litigation, Case No. 12-99027-CK (the “Lawsuit”). The consolidated complaint in the Lawsuit alleges that the former directors of Citizens breached their fiduciary duties by failing to obtain the best available price in the merger and by not providing Citizens shareholders with all material information related to the merger, and that FirstMerit and Citizens aided and abetted those alleged breaches of fiduciary duty.  The Complaint sought declaratory and injunctive relief to prevent the consummation of the merger, rescissory damages and other equitable relief.

The plaintiffs and defendants have entered into a settlement of the Lawsuit, and the court approved the settlement on September 20, 2013. Under the settlement, the defendants amended the joint proxy statement/prospectus relating to the merger to include certain supplemental disclosures to shareholders of Citizens and agreed to pay attorneys’ fees and expenses as awarded by the court. An alleged former shareholder of Citizens objected to the settlement and has filed an appeal of the court’s approval of the settlement; the settlement will not become final until that appeal has been resolved.

CRBC 401(k) Litigation

Participants in the Citizens Republic Bancorp 401(k) Plan filed a lawsuit in the United States Court for the Eastern District of Michigan in 2011, alleging that Citizens and certain of its officers and directors violated the Employee Retirement Income Security Act by offering Citizens common stock as an investment alternative in the Plan during periods when it was imprudent to do so and by failing to adequately monitor fiduciaries responsible for administering the Plan. The lawsuit, captioned Kidd v. Citizens Republic Bancorp, Inc. et al., Case No. 2:11-cv-11709, asserts claims for monetary and injunctive relief on behalf of a purported class of participants and beneficiaries in the Plan who held Citizens stock in their Plan accounts during the period from April 17, 2008 to “the present.” In April 2014, the court denied the defendants’ motion to dismiss the second amended complaint.

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

21.     Shareholders' Equity

Common Stock Warrant

The Corporation has an outstanding warrant previously issued by Citizen’s to the U.S. Treasury to initially purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, the strike price is reduced by an amount equivalent to the dividend as a percentage of the closing market price on the day prior to the ex-dividend date. The adjusted shares are calculated by dividing the original proceeds by the adjusted strike price. At December 31, 2014, the adjusted strike price is $17.65 with a corresponding adjusted number of shares of 2,549,702 issuable upon exercise of the warrant issued to the U.S. Treasury and currently available for purchase.

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

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Basic EPS:
Net income	$237,951	$183,684	$134,106
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	5,876	5,337	—
Income allocated to participating securities	1,930	1,545	—
Net income attributable to common shareholders	$230,145	$176,802	$134,106
Weighted average Common Stock outstanding used in basic EPS	165,296	149,607	109,518
Basic net income per common share	$1.39	$1.18	$1.22

Diluted EPS:
Income used in diluted earnings per share calculation	$230,145	$176,802	$134,106
Weighted average Common Stock outstanding used in basic EPS	165,296	149,607	109,518
Add: Common Stock equivalents:
Warrant and stock plans	758	814	—
Weighted average Common and Common Stock equivalent shares outstanding	166,054	150,421	109,518
Diluted net income per common share	$1.39	$1.18	$1.22

Common Stock equivalents consist of employee stock award plans and the Common Stock warrant. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. There were $0.8 million antidilutive Common Stock equivalents for the year ended December 31, 2014, and $1.4 million and $3.4 million antidilutive Common Stock equivalents for the years ended December 31, 2013 and 2012, respectively.

22.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by components of comprehensive income for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
(In thousands)	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(45,072)	$(15,776)	$(29,296)
Changes in unrealized securities’ holding gains/(losses)	38,864	13,602	25,262
Changes in unrealized securities’ holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(2,157)	(753)	(1,404)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(166)	(58)	(108)
Balance at the end of the period	(8,531)	(2,985)	(5,546)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(57,813)	(20,233)	(37,580)
Current year actual gains/(losses)	(49,552)	(17,344)	(32,208)
Amortization of actuarial losses/(gains)	3,166	1,108	2,058
Amortization of prior service cost reclassified to other noninterest expense	2,131	747	1,384
Balance at the end of the period	(102,068)	(35,722)	(66,346)
Total Accumulated Other Comprehensive Income	$(110,599)	$(38,707)	$(71,892)

	Year Ended December 31, 2013
(In thousands)	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$85,259	$29,841	$55,418
Changes in unrealized securities’ holding gains/(losses)	(130,947)	(45,833)	(85,114)
Changes in unrealized securities’ holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(2,187)	(765)	(1,422)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	2,803	981	1,822
Balance at the end of the period	(45,072)	(15,776)	(29,296)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(110,188)	(38,565)	(71,623)
Current year actual gains/(losses)	47,939	16,779	31,160
Amortization of actuarial losses/(gains)	4,437	1,553	2,884
Amortization of prior service cost reclassified to other noninterest expense	(1)	—	(1)
Balance at the end of the period	(57,813)	(20,233)	(37,580)
Total Accumulated Other Comprehensive Income	$(102,885)	$(36,009)	$(66,876)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the years ended December 31, 2014 and 2013:

(In thousands)	Year Ended December 31, 2014	Statement of Income line item presentation
Realized (gains) losses on sale of securities	$(166)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(58)	Income tax expense (benefit)
Reclassified amount, net of tax	$(108)

(In thousands)	Year Ended December 31, 2013	Statement of Income line item presentation
Realized (gains) losses on sale of securities	$2,803	Investment securities losses (gains), net
Tax expense (benefit) (35%)	981	Income tax expense (benefit)
Reclassified amount, net of tax	$1,822

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2014 and 2013, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands)	Consolidated
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2014	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital

(to Risk Weighted Assets)	$2,653,893	15.26%	>	$1,391,282	8.00%	>	$1,739,102	10.00%
Tier I Capital
(to Risk Weighted Assets)	$2,004,461	11.53%	>	$695,641	4.00%	>	$1,043,461	6.00%
Tier I Capital
(to Average Assets)	$2,004,461	8.43%	>	$951,430	4.00%	>	$1,189,287	5.00%
(Dollars in thousands)	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2013	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$2,279,891	13.97%	>	$1,305,667	8.00%	>	$1,632,083	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,880,804	11.52%	>	$652,833	4.00%	>	$979,250	6.00%
Tier I Capital
(to Average Assets)	$1,880,804	8.14%	>	$923,887	4.00%	>	$1,154,858	5.00%

At December 31, 2014 and 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In Management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well-capitalized.”

	Bank Only
(Dollars in thousands)	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2014	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$2,521,412	14.49%	>	$1,391,988	8.00%	>	$1,739,986	10.00%
Tier I Capital
(to Risk Weighted Assets)	$2,127,065	12.22%	>	$695,994	4.00%	>	$1,043,991	6.00%
Tier I Capital
(to Average Assets)	$2,127,065	8.94%	>	$951,455	4.00%	>	$1,189,319	5.00%
(Dollars in thousands)	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2013	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$2,122,124	13.02%	>	$1,303,579	8.00%	>	$1,629,473	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,978,140	12.14%	>	$651,789	4.00%	>	$977,684	6.00%
Tier I Capital
(to Average Assets)	$1,978,140	8.58%	>	$922,312	4.00%	>	$1,152,890	5.00%

FirstMerit Mortgage Corporation, a subsidiary of the Corporation, is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on FirstMerit Mortgage Corporation's operations.

The minimum net worth requirement of HUD at December 31, 2014, and 2013, was $1.0 million. FirstMerit Mortgage Corporations’ net worth significantly exceeded the HUD requirements at December 31, 2014, and 2013.

24.     Subsequent Events

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

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

FirstMerit Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on Management’s best estimates and judgments. The Management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on that assessment, Management concluded that FirstMerit Corporation maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm, that audited our consolidated financial statements as of and for the year December 31, 2014, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2014. The report of Ernst & Young LLP is included under Item 8 of the Annual Report on Form 10-K.

PAUL G. GREIG	TERRENCE E. BICHSEL

Chairman, President and Chief	Senior Executive Vice President and

Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of FirstMerit Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
February 23, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation
We have audited FirstMerit Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). FirstMerit Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FirstMerit Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
February 23, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2014, were effective.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in Management’s Report of Internal Control Over Financial Reporting on page 212 of this Annual Report on Form 10-K, Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, Management believes that, as of December 31, 2014, FirstMerit Corporation maintained effective internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”) is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s definitive proxy statement relating to the 2015 Annual Meeting to be filed with the SEC (“FirstMerit’s 2015 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

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

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement. These procedures have not materially changed from those described in FirstMerit’s definitive proxy materials for the 2014 Annual Meeting of Shareholders held on April 16, 2014.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in FirstMerit’s 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

Equity Compensation Plan Information
(Dollars in thousands, except per share data) Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities available for grant for Options, Warrants and Rights (c)
Equity Compensation Plans Approved by Security Holders
1999	14,411	$26.05	—
2002	462,539	26.40	—
2002D	30,450	25.05	—
2006	257,088	23.87	1,905,701
2006D	66,990	21.65	—
2011	—	—	1,949,021
Republic Bancorp 1998 Stock Option Plan	18	242.78	82
Citizens Republic Bancorp Stock Compensation Plan	6,475	213.55	1,914,851
Total	837,971		5,769,655

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable disclosure to be included in the Corporation’s 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following financial statements and the auditor’s reports thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of December 31, 2014 and 2013;

Consolidated Statements of Income for Years ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Comprehensive Income for Years ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Cash Flows for Years ended December 31, 2014, 2013 and 2012;

Notes to Consolidated Financial Statements for Years ended December 31, 2014, 2013 and 2012;

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

4.4	Issuing and Paying Agent Agreement, dated November 25, 2014, between the Bank and U.S. Bank National Association
10.1	Credit Agreement between FirstMerit and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 7, 2006).
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

10.33*	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).
10.34
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

10.35*
Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.36*
Form of Employee Restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.37*
Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.38*	FirstMerit Corporation 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.39*
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Section 16 Officers) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.40*
Amended and Restated FirstMerit Corporation Executive Cash Annual Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.41*
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Directors) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed by FirstMerit Corporation on July 29, 2011).

10.42*
FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors. (incorporated by reference from Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed by FirstMerit Corporation on November 2, 2012).

10.43*
First Amendment to the Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.44*	First Amendment to the Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).
10.45*
Securities Purchase Agreement, dated as of February 19, 2013, by and among the United States Department of the Treasury, FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form S-4/A filed by FirstMerit Corporation on February 21, 2013 (Registration No. 333-18521))

10.46*
Amendment to the FirstMerit Corporation Amended and Restated Supplemental Executive Retirement Plan, dated December 20, 2013 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 20, 2013 (File No. 001-11267)).

10.47*	FirstMerit Corporation 2013 Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 5, 2013 (File No. 001-11267)).
12	Computations of Consolidated Ratios of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of FirstMerit (filed herewith).
23	Consent of Ernst & Young LLP (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit (furnished herewith).
101.1
The following financial information from FirstMerit Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 23rd of February 2015.

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

/s/ Carlton E. Langer
Dated:	February 23, 2015	Carlton E. Langer, Executive Vice President, Chief Legal Officer and Corporate Secretary