Form 10-Q
period 2015-03-31
FIRSTMERIT CORP /OH/
filed 2015-05-01
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 4/28/2015
Common Stock, no par value	165,787,937

FIRSTMERIT CORPORATION AND SUBSIDARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Investment Securities	13
Note	3	Loans	25
Note	4	Allowance for Loan Losses	35
Note	5	Goodwill and Other Intangible Assets	55
Note	6	Shareholders' Equity	56
Note	7	Segment Information	57
Note	8	Derivatives and Hedging Activities	59
Note	9	Benefit Plans	65
Note	10	Fair Value Measurement	65
Note	11	Mortgage Servicing Rights and Mortgage Servicing Activity	78
Note	12	Commitments and Guarantees	80
Note	13	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	85
Note	14	Subsequent Events	86
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS			87
Consolidated Financial Highlights			87
Highlights of First Quarter of 2015 Performance			88
Regulation and Supervision			90
	New Capital Rules		91
	Stress Testing		91
	Other Legislation		92
Non-GAAP Financial Measures			92
Results of Operations			98
	Average Tax-Equivalent Balance Sheets		98
	Net Interest Income		99
	Noninterest Income		101
	Noninterest Expense		102
	Income Taxes		102
Line of Business Results			102
Financial Condition			105
	Investment Securities		105
	Loans		106
		Originated Loans	107

The acronyms and abbreviations identified below are used in this Form 10-Q including the Notes to Consolidated Financial Statements (unaudited) as well as in Management's Discussion & Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic BanCorp Inc. acquisition date of April 12, 2013	Federal Reserve	The Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Management Committee	FHLB	Federal Home Loan Bank
ALL	Allowance for loan losses	FHLMC	Federal Home Loan Mortgage Corporation
AOCI	Accumulated other comprehensive income (loss)	FICO	Fair Isaac Corporation
APBO	Accumulated pension benefit obligation	FINRA	Financial Industry Regulatory Authority
ASC	Accounting standards codification	FNMA	Federal National Mortgage Association
ASU	Accounting standards update	FRAP	Fixed Rate Advantage Program
Bank	FirstMerit Bank N.A.	FRB	Federal Reserve Bank
Basel I	Basel Committee’s 1988 Capital Accord	FSOC	Financial Stability Oversight Council
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	United States generally accepted accounting principles
Basel Committee	Basel Committee on Banking Supervision	GSE	Government sponsored enterprise
BHC	Bank holding company	ISDA	International Swaps and Derivatives Association
BHCA	Bank Holding Company Act of 1956, as amended	LIBOR	London Interbank Offered Rate
CCAR	Comprehensive Capital Analysis and Review	Management	FirstMerit Corporation’s Management
CET1	Common equity tier 1	MBS	Mortgage-backed securities
CFPB	Consumer Financial Protection Bureau	MSRs	Mortgage servicing rights
Citizens	Citizens Republic Bancorp Inc.	NASDAQ	The NASDAQ Stock Market LLC
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	NYSE	New York Stock Exchange
CLO	Collateralized loan obligations	OCC	Office of the Comptroller of the Currency
CMO	Collateralized mortgage obligations	OCI	Other comprehensive income (loss)
Common Stock	Common Shares, without par value	OREO	Other real estate owned
Corporation	FirstMerit Corporation and its Subsidiaries	OTTI	Other-than-temporary impairment
CPR	Conditional Prepayment Rate	Parent Company	FirstMerit Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
DIF	Federal Deposit Insurance Fund	RIP	Retirement Investment Plan
DTA	Deferred tax asset	ROA	Return on average assets
DTL	Deferred tax liability	ROE	Return on average equity
EPS	Earnings per share	SEC	United States Securities and Exchange Commission
ERISA	Employee Retirement Income Security Act of 1974	TARP	Troubled Asset Relief Program
ERM	Enterprise risk management	TDR	Troubled debt restructuring
ESOP	Employee stock ownership plan	TE	Fully taxable equivalent
EVE	Economic value of equity	U.S. Treasury	United States Department of the Treasury
FASB	Financial Accounting Standards Board	UTB	Unrecognized tax balance
FDIA	Federal Deposit Insurance Act	VIE	Variable interest entity
FDIC	The Federal Deposit Insurance Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands)	March 31,	December 31,	March 31,
(Unaudited, except for December 31, 2014)	2015	2014	2014
ASSETS
Cash and due from banks	$426,247	$480,998	$520,976
Interest-bearing deposits in banks	106,178	216,426	438,309
Total cash and cash equivalents	532,425	697,424	959,285
Investment securities:
Held-to-maturity	2,855,174	2,903,609	3,079,620
Available-for-sale	3,791,059	3,545,288	3,433,171
Other investments	148,475	148,654	148,446
Loans held for sale	3,568	13,428	7,143
Loans	15,490,889	15,326,147	14,608,613
Allowance for loan losses	(146,552)	(143,649)	(145,060)
Net loans	15,344,337	15,182,498	14,463,553
Premises and equipment, net	320,392	332,297	323,335
Goodwill	741,740	741,740	741,740
Intangible assets	68,422	71,020	79,819
FDIC acquired other real estate	43,660	49,641	59,848
Accrued interest receivable and other assets	1,268,868	1,216,748	1,202,701
Total assets	$25,118,120	$24,902,347	$24,498,661
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,666,752	$5,786,662	$5,595,899
Interest-bearing	3,277,118	3,028,888	3,081,658
Savings and money market accounts	8,610,553	8,399,612	8,750,182
Certificates and other time deposits	2,371,172	2,289,503	2,383,935
Total deposits	19,925,595	19,504,665	19,811,674
Federal funds purchased and securities sold under agreements to repurchase	1,113,371	1,272,591	926,195
Wholesale borrowings	316,628	428,071	349,277
Long-term debt	512,625	505,192	324,430
Accrued taxes, expenses and other liabilities	361,115	357,547	344,119
Total liabilities	22,229,334	22,068,066	21,755,695
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	3,000	3,000	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: March 31, 2015, December 31, 2014 and March 31, 2014 - 170,183,540 shares	127,937	127,937	127,937
Capital surplus	1,394,933	1,393,090	1,393,749
Accumulated other comprehensive loss	(49,267)	(71,892)	(55,504)
Retained earnings	1,433,926	1,404,717	1,303,626
Treasury stock, at cost: March 31, 2015 - 4,730,374; December 31, 2014 - 4,793,566 shares; March 31, 2014 - 5,096,157 shares	(121,743)	(122,571)	(129,842)
Total shareholders' equity	2,888,786	2,834,281	2,742,966
Total liabilities and shareholders' equity	$25,118,120	$24,902,347	$24,498,661

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)	Three Months Ended March 31,
(Unaudited)	2015	2014
Interest income:
Loans and loans held for sale	$161,539	$170,514
Investment securities:
Taxable	31,950	32,022
Tax-exempt	6,026	5,340
Total investment securities interest	37,976	37,362
Total interest income	199,515	207,876
Interest expense:
Deposits:
Interest bearing	767	737
Savings and money market accounts	5,547	5,559
Certificates and other time deposits	2,177	2,464
Federal funds purchased and securities sold under agreements to repurchase	243	197
Wholesale borrowings	2,340	1,129
Long-term debt	2,818	3,890
Total interest expense	13,892	13,976
Net interest income	185,623	193,900
Provision for loan losses	8,248	14,536
Net interest income after provision for loan losses	177,375	179,364
Noninterest income:
Trust department income	10,149	9,748
Service charges on deposits	15,668	16,648
Credit card fees	12,649	12,152
ATM and other service fees	6,099	5,819
Bank owned life insurance income	3,592	3,582
Investment services and insurance	3,704	3,516
Investment securities gains/(losses), net	354	56
Loan sales and servicing income	1,600	3,730
Other operating income	12,032	12,019
Total noninterest income	65,847	67,270
Noninterest expense:
Salaries, wages, pension and employee benefits	90,526	89,013
Net occupancy expense	15,954	17,014
Equipment expense	11,025	11,911
Stationery, supplies and postage	3,528	4,108
Bankcard, loan processing and other costs	11,139	10,834
Professional services	4,010	5,359
Amortization of intangibles	2,598	2,936
FDIC insurance expense	5,167	5,971
Other operating expense	16,705	22,185
Total noninterest expense	160,652	169,331
Income before income tax expense	82,570	77,303
Income tax expense	25,431	23,848
Net income	57,139	53,455
Less: Net income allocated to participating shareholders	407	380
Preferred Stock dividends	1,469	1,469
Net income attributable to common shareholders	$55,263	$51,606
Net income used in diluted EPS calculation	$55,263	$51,606
Weighted average number of common shares outstanding - basic	165,411	165,060
Weighted average number of common shares outstanding - diluted	166,003	166,004
Basic earnings per common share	$0.33	$0.31
Diluted earnings per common share	$0.33	$0.31
Cash dividend per common share	$0.16	$0.16

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended March 31, 2015
(Unaudited)	Pretax	Tax	After tax
Net Income	$82,570	$25,431	$57,139
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	34,117	11,941	22,176
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale to held-to-maturity	(504)	(176)	(328)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(354)	(124)	(230)
Net change in unrealized gains/(losses) on securities available for sale	33,259	11,641	21,618
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	1,138	398	740
Amortization of prior service cost reclassified to other noninterest expense	410	143	267
Net change from defined benefit pension plans	1,548	541	1,007
Total other comprehensive gains/(losses)	34,807	12,182	22,625
Comprehensive income	$117,377	$37,613	$79,764

(In thousands)	Three Months Ended March 31, 2014
(Unaudited)	Pretax	Tax	After tax
Net Income	$77,303	$23,848	$53,455
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	18,044	6,315	11,729
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(494)	(173)	(321)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(56)	(20)	(36)
Net change in unrealized gains/(losses) on securities available for sale	17,494	6,122	11,372
Total other comprehensive gains/(losses)	17,494	6,122	11,372
Comprehensive income	$94,797	$29,970	$64,827

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	53,455	—	53,455
Other comprehensive income	—	—	—	—	11,372	—	—	11,372
Comprehensive income	—	—	—	—	11,372	53,455	—	64,827
Cash dividends - Preferred Stock	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends - Common Stock ($0.16 per share)	—	—	—	—	—	(26,335)	—	(26,335)
Nonvested (restricted) shares granted (82,241 shares)	—	—	—	(1,485)	—	—	1,485	—
Restricted stock activity (51,066 shares)	—	—	—	419	—	—	(1,136)	(717)
Deferred compensation trust (1,967 increase in shares)	—	—	—	406	—	—	(406)	—
Share-based compensation	—	—	—	3,766	—	—	—	3,766
Balance at March 31, 2014	$100,000	$127,937	$3,000	$1,393,749	$(55,504)	$1,303,626	$(129,842)	$2,742,966

Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281
Net income	—	—	—	—	—	57,139	—	57,139
Other comprehensive income	—	—	—	—	22,625	—	—	22,625
Comprehensive income	—	—	—	—	22,625	57,139	—	79,764
Cash dividends - Preferred Stock	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends - Common Stock ($0.16 per share)	—	—	—	—	—	(26,461)	—	(26,461)
Nonvested (restricted) shares granted (129,444 shares)	—	—	—	(2,631)	—	—	2,631	—
Restricted stock activity (66,252 shares)	—	—	—	326	—	—	(1,296)	(970)
Deferred compensation trust (163,965 increase in shares)	—	—	—	507	—	—	(507)	—
Share-based compensation	—	—	—	3,641	—	—	—	3,641
Balance as of March 31, 2015	$100,000	$127,937	$3,000	$1,394,933	$(49,267)	$1,433,926	$(121,743)	$2,888,786

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$57,139	$53,455
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	8,248	14,536
Provision/(benefit) for deferred income taxes	(1,663)	3,081
Depreciation and amortization	14,739	8,367
Benefit attributable to FDIC loss share	4,227	4,824
Accretion of acquired loans	(26,339)	(37,965)
Amortization and accretion of investment securities, net
Available for sale	2,680	1,949
Held to maturity	814	2,089
Losses/(gains) on sales and calls of available-for-sale investment securities, net	(354)	(56)
Originations of loans held for sale	(40,442)	(61,109)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	50,868	66,904
Gains on sales of loans, net	(566)	(1,316)
Amortization of intangible assets	2,598	2,936
Recognition of stock compensation expense	3,641	3,766
Net decrease/(increase) in other assets	(48,684)	6,506
Net increase/(decrease) in other liabilities	25,224	26,800
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,130	94,767
Investing Activities
Proceeds from sale of investment securities
Available for sale	39,302	7,809
Other	—	32,486
Held to maturity	1,015	2,495
Proceeds from prepayments, calls, and maturities of investment securities
Available for sale	129,296	112,747
Held to maturity	92,241	61,734
Other	166	—
Purchases of investment securities
Available for sale	(404,163)	(245,403)
Held to maturity	(46,164)	(214,611)
Other	—	(142)
Net decrease/(increase) in loans and leases	(152,359)	(277,708)
Purchases of premises and equipment	(5,795)	(16,859)
Sales of premises and equipment	7,965	11,259
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(338,496)	(526,193)
Financing Activities
Net increase in demand accounts	128,320	191,793
Net increase/(decrease) in savings and money market accounts	210,941	163,015
Net decrease in certificates and other time deposits	81,669	(76,735)
Net increase/(decrease) in securities sold under agreements to repurchase	(159,220)	74,660
Net increase/(decrease) in long-term debt	—	—
Net increase/(decrease) in wholesale borrowings	(111,443)	148,677
Net proceeds from issuance of preferred stock	—	—
Cash dividends - common	(26,461)	(26,335)
Cash dividends - preferred	(1,469)	(1,469)
Restricted stock activity	(970)	(717)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	121,367	472,889
Increase/(Decrease) in cash and cash equivalents	(164,999)	41,463
Cash and cash equivalents at beginning of year	697,424	917,822
Cash and cash equivalents at end of year	$532,425	$959,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$14,036	$11,140
Federal income taxes	2,000	—

See accompanying Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 384 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of March 31, 2015 and 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2014 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

    Recently Adopted Accounting Standards

FASB ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure—a consensus of the FASB Emerging Issues Task Force. The objective of this update is to reduce diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU is effective for interim and annual periods beginning after December 15, 2014. The amendments can be adopted using either a prospective transition method or a modified retrospective transition method. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminate accounting guidance on linking repurchase financing transactions, and expand disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the definition of a discontinued operation in ASC 205-20 and require additional disclosures for transactions that meet the definition of a discontinued operation and certain other significant transactions that do not meet the discontinued operations criteria. The amendments in ASU 2014-08 are effective prospectively for all disposals, except disposals classified as held for sale before the adoption date or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 amends the guidance in ASC 310-40 by clarifying when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Additionally, the amendments require interim and annual disclosure of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for annual periods, and interim period within those annual periods, beginning after December 15, 2014. The amendments can either be adopted using a modified retrospective or a prospective transition method. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Recently Issued Accounting Standards

FASB ASU 2015-5, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments are effective for public business entities for annual and interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this guidance is not expected to have a material effect on the Corporations financial position or results of operations.

FASB ASU 2015-2, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. These amendments modify the evaluation of whether limited partnerships and other similar entities are variable interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis that are involved with variable interest entities; and provide a scope exception from consolidation for entities that are required to comply or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of this guidance is not expected to have a material effect on the Corporations financial position or results of operations.

FASB ASU 2014–12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period — a consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this guidance is not expected to have a material effect on the Corporations financial position or results of operations.

FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2016. On April 1, 2015, the FASB proposed to defer the effective date by one year, permitting public organizations to apply this guidance to annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before the original public organization effective date. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$—	$—	$—	$—
U.S. government agency debentures	2,500	13	—	2,513
U.S. states and political subdivisions	208,800	6,750	(386)	215,164
Residential mortgage-backed securities:
U.S. government agencies	924,453	24,799	(1,949)	947,303
Commercial mortgage-backed securities:
U.S. government agencies	139,789	1,231	(661)	140,359
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,895,112	11,305	(13,857)	1,892,560
Non-agency	6	—	—	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	241,839	2,602	(382)	244,059
Asset-backed securities:
Collateralized loan obligations	297,506	587	(4,131)	293,962
Corporate debt securities	61,668	—	(9,404)	52,264
Total debt securities	3,771,673	47,287	(30,770)	3,788,190
Equity securities
Marketable equity securities	2,869	—	—	2,869
Non-marketable equity securities	—	—	—	—
Total equity securities	2,869	—	—	2,869
Total securities available-for-sale	$3,774,542	$47,287	$(30,770)	$3,791,059
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(178)	24,822
U.S. states and political subdivisions	523,501	8,864	(1,147)	531,218
Residential mortgage-backed securities:
U.S. government agencies	577,278	10,745	(1,677)	586,346
Commercial mortgage-backed securities:
U.S. government agencies	57,818	765	(108)	58,475
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,320,215	1,959	(24,846)	1,297,328
Commercial collateralized mortgage-backed securities:
U.S. government agencies	256,352	1,659	(3,377)	254,634
Corporate debt securities	90,010	1,079	—	91,089
Total securities held-to-maturity	$2,855,174	$25,071	$(31,333)	$2,848,912

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$—	$(18)	$2,482
U.S. states and political subdivisions	221,052	6,756	(466)	227,342
Residential mortgage-backed securities:
U.S. government agencies	951,839	22,377	(3,218)	970,998
Commercial mortgage-backed securities:
U.S. government agencies	104,176	598	(1,371)	103,403
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,698,015	4,777	(26,225)	1,676,567
Non-agency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,876	863	(1,405)	222,334
Asset-backed securities:
Collateralized loan obligations	297,446	11	(9,613)	287,844
Corporate debt securities	61,652	—	(10,315)	51,337
Total debt securities	3,559,563	35,382	(52,631)	3,542,314
Equity securities
Marketable equity securities	2,974	—	—	2,974
Total equity securities	2,974	—	—	2,974
Total securities available-for-sale	$3,562,537	$35,382	$(52,631)	$3,545,288
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(537)	24,463
U.S. states and political subdivisions	517,824	12,645	(191)	530,278
Residential mortgage-backed securities:
U.S. government agencies	580,727	7,495	(3,045)	585,177
Commercial mortgage-backed securities:
U.S. government agencies	58,143	281	(329)	58,095
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,368,534	718	(38,875)	1,330,377
Commercial collateralized mortgage-backed securities:
U.S. government agencies	257,642	557	(6,768)	251,431
Corporate debt securities	90,739	412	(52)	91,099
Total securities held-to-maturity	$2,903,609	$22,108	$(49,797)	$2,875,920

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$245,534	$7,541	$(2,095)	$250,980
Residential mortgage-backed securities:
U.S. government agencies	1,013,085	21,415	(10,506)	1,023,994
Commercial mortgage-backed securities:
U.S. government agencies	87,258	36	(2,161)	85,133
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,586,051	3,857	(41,804)	1,548,104
Non-agency	8	—	—	8
Commercial collateralized mortgage-backed securities:
U.S. government agencies	173,951	331	(1,813)	172,469
Asset-backed securities:
Collateralized loan obligations	297,293	958	(3,692)	294,559
Corporate debt securities	61,610	—	(10,022)	51,588
Total debt securities	3,464,790	34,138	(72,093)	3,426,835
Equity Securities
Marketable equity securities	3,055	—	—	3,055
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,336	—	—	6,336
Total securities available-for-sale	$3,471,126	$34,138	$(72,093)	$3,433,171
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$4,999	$6	$—	$5,005
U.S. government agency debentures	25,000	—	(1,117)	23,883
U.S states and political subdivisions	517,221	159	(7,186)	510,194
Residential mortgage-backed securities:
U.S. government agencies	644,820	2,311	(8,584)	638,547
Commercial mortgage-backed securities:
U.S. government agencies	56,339	32	(877)	55,494
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,488,641	—	(64,734)	1,423,907
Commercial collateralized mortgage-backed securities:
U.S. government agencies	249,688	138	(9,749)	240,077
Corporate debt securities	92,912	437	(295)	93,054
Total securities held-to-maturity	$3,079,620	$3,083	$(92,542)	$2,990,161

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	March 31, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	136	$925	$124,908	$125,864
Michigan	164	857	138,091	140,620
Illinois	62	1,841	111,649	114,150
Wisconsin	73	760	53,877	55,497
Texas	63	784	48,388	49,396
Pennsylvania	46	1,018	46,085	46,816
Minnesota	35	697	23,821	24,405
Washington	31	930	28,194	28,836
New Jersey	37	747	26,724	27,623
Missouri	15	1,098	16,032	16,472
New York	19	629	11,646	11,948
Other	121	639	76,127	77,365
Total general obligation bonds	802	$896	$705,542	$718,992

(Dollars in thousands)	December 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	137	$979	$130,741	$134,127
Michigan	169	842	138,325	142,292
Illinois	66	1,897	121,560	125,169
Wisconsin	77	841	62,543	64,776
Texas	64	801	50,307	51,293
Pennsylvania	45	1,000	44,443	45,006
Minnesota	42	674	27,740	28,326
Washington	30	952	27,987	28,558
New Jersey	37	746	26,755	27,612
Missouri	19	1,011	18,764	19,207
New York	19	628	11,659	11,929
Other	120	650	76,849	78,020
Total general obligation bonds	825	$917	$737,673	$756,315

(Dollars in thousands)	March 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	153	$1,033	$159,883	$158,074
Illinois	72	1,496	107,451	107,717
Texas	68	779	52,807	52,941
Pennsylvania	51	969	50,579	49,428
Wisconsin	87	683	58,635	59,428
Minnesota	42	672	27,925	28,213
New Jersey	37	744	26,844	27,518
Michigan	171	789	135,588	134,965
Washington	30	940	28,292	28,210
Missouri	19	1,012	18,904	19,232
New York	22	594	13,046	13,075
Other	129	634	82,317	81,807
Total general obligation bonds	881	$863	$762,271	$760,608

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

The Corporation's evaluation of its municipal bond portfolio at March 31, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitutes the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
FRB stock	$55,681	$55,681	$55,435
FHLB stock	92,381	92,547	92,547
Other	413	426	464
Total other investments	$148,475	$148,654	$148,446

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.5 billion, $2.8 billion, and $3.4 billion at March 31, 2015, December 31, 2014, and March 31, 2014, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three Months Ended March 31,
(In thousands)	2015	2014
Realized gains	$392	$220
Realized losses	(38)	(164)
Net securities (losses)/gains	$354	$56

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	March 31, 2015
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$—	$—	0	$—	$—	0	$—	$—
U.S. states and political subdivisions	14,380	(117)	23	6,004	(269)	10	20,384	(386)
Residential mortgage-backed securities:
U.S. government agencies	74,517	(360)	5	108,052	(1,589)	8	182,569	(1,949)
Commercial mortgage-backed securities:
U.S. government agencies	49,129	(175)	7	17,690	(486)	2	66,819	(661)
Residential collateralized mortgage-backed securities:
U.S. government agencies	70,574	(762)	6	745,621	(13,095)	53	816,195	(13,857)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	13,206	(24)	2	61,132	(358)	6	74,338	(382)
Asset-backed securities:
Collateralized loan obligations	24,087	(209)	3	181,498	(3,922)	27	205,585	(4,131)
Corporate debt securities	—	—	0	52,263	(9,404)	8	52,263	(9,404)
Total securities available-for-sale	$245,893	$(1,647)	46	$1,172,260	$(29,123)	114	$1,418,153	$(30,770)
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	1	$—	$—	0	$5,000	$—
U.S. government agency debentures	$—	$—	0	$24,822	$(178)	1	$24,822	$(178)
U.S. states and political subdivisions	38,202	(1,093)	26	4,448	(54)	6	42,650	(1,147)
Residential mortgage-backed securities:
U.S. government agencies	28,386	(123)	2	110,329	(1,554)	6	138,715	(1,677)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	0	9,554	(108)	1	9,554	(108)
Residential collateralized mortgage-backed securities:
U.S. government agencies	19,016	(71)	1	1,095,375	(24,775)	56	1,114,391	(24,846)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	144,970	(3,377)	13	144,970	(3,377)
Collateralized loan obligations:
Non-agency	—	—	0	—	—	0	—	—
Corporate debt securities	—	—	0	—	—	0	—	—
Total securities held-to-maturity	$90,604	$(1,287)	30	$1,389,498	$(30,046)	83	$1,480,102	$(31,333)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities:
U.S. government agency debentures	$2,482	$(18)	1	$—	$—	—	$2,482	$(18)
U.S. states and political subdivisions	5,637	(11)	11	22,528	(455)	36	28,165	(466)
Residential mortgage-backed securities:
U.S. government agencies	50,126	(182)	5	199,773	(3,036)	14	249,899	(3,218)
Commercial mortgage-backed securities:
U.S. government agencies	12,284	(55)	2	45,485	(1,316)	6	57,769	(1,371)
Residential collateralized mortgage-backed securities:
U.S. government agencies	243,970	(906)	15	905,478	(25,319)	64	1,149,448	(26,225)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	31,375	(229)	4	67,169	(1,176)	7	98,544	(1,405)
Asset-backed securities:
Collateralized loan obligations	79,042	(1,406)	15	193,687	(8,207)	27	272,729	(9,613)
Corporate debt securities	—	—	—	51,338	(10,315)	8	51,338	(10,315)
Total securities available-for-sale	$424,916	$(2,807)	53	$1,485,458	$(49,824)	162	$1,910,374	$(52,631)
Securities held-to-maturity
Debt securities:
U.S. government agency debentures	$—	$—	—	$24,463	$(537)	1	$24,463	$(537)
U.S. states and political subdivisions	9,085	(17)	9	18,371	(174)	21	27,456	(191)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	185,361	(3,045)	10	185,361	(3,045)
Commercial mortgage-backed securities:
U.S. government agencies	9,950	(4)	2	16,735	(325)	2	26,685	(329)
Residential collateralized mortgage-backed securities:
U.S. government agencies	28,333	(149)	3	1,161,297	(38,726)	58	1,189,630	(38,875)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	41,474	(55)	3	171,570	(6,713)	16	213,044	(6,768)
Corporate debt securities	36,933	(52)	13	—	—	—	36,933	(52)
Total securities held-to-maturity	$125,775	$(277)	30	$1,577,797	$(49,520)	108	$1,703,572	$(49,797)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2014
	Less than 12 months			12 months or longer			Total
(In thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$32,307	$(937)	53	$17,231	$(1,158)	29	$49,538	$(2,095)
Residential mortgage-backed securities:
U.S. government agencies	399,152	(9,543)	28	15,013	(963)	3	414,165	(10,506)
Commercial mortgage-backed securities:
U.S. government agencies	63,129	(1,206)	8	16,891	(955)	2	80,020	(2,161)
Residential collateralized mortgage-backed securities:
U.S. government agencies	966,458	(28,054)	62	273,543	(13,750)	18	1,240,001	(41,804)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	90,804	(1,475)	8	6,014	(338)	2	96,818	(1,813)
Asset-backed securities:
Collateralized loan obligations	201,854	(3,692)	28	—	—	—	201,854	(3,692)
Corporate debt securities	—	—	—	51,588	(10,022)	8	51,588	(10,022)
Total securities available-for-sale	$1,753,704	$(44,907)	187	$380,281	$(27,186)	63	$2,133,985	$(72,093)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$23,883	$(1,117)	1	$—	$—	—	$23,883	$(1,117)
U.S. states and political subdivisions	476,766	(6,833)	735	15,544	(353)	14	492,310	(7,186)
Residential mortgage-backed securities:
U.S. government agencies	295,148	(7,471)	16	19,730	(1,113)	1	314,878	(8,584)
Commercial mortgage-backed securities:
U.S. government agencies	50,533	(877)	8	—	—	—	50,533	(877)
Residential collateralized mortgage-backed securities:
U.S. government agencies	865,651	(36,384)	42	558,256	(28,350)	27	1,423,907	(64,734)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	200,487	(8,507)	18	19,459	(1,242)	2	219,946	(9,749)
Corporate debt securities	62,051	(295)	22	—	—	—	62,051	(295)
Total securities held-to-maturity	$1,974,519	$(61,484)	842	$612,989	$(31,058)	44	$2,587,508	$(92,542)

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

The investment securities portfolio was in a net unrealized gain position of $10.3 million at March 31, 2015, compared to a net unrealized loss position of $44.9 million at December 31, 2014 and a net unrealized loss position of $127.4 million at March 31, 2014. Gross unrealized losses were $62.1 million as of March 31, 2015, compared to $102.4 million at December 31, 2014, and $164.6 million at March 31, 2014. As of March 31, 2015, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. Lower term interest rates have positively impacted MBS prices quarter to date while a favorable macro economy and belief that oil and gas related losses are well contained have resulted in tighter CLO spreads. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015 and has recognized the total amount of the impairment in OCI, net of tax.

The Corporation also holds $294.0 million of CLOs with a gross unrealized loss position of $4.1 million as of March 31, 2015. The new Volcker regulations, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2015. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Treasury notes & bonds	U.S. Government agency debentures	U.S. States and political subdivisions	Residential mortgage-backed securities - U.S. govt. agencies	Commercial mortgage-backed securities - U.S. govt. agencies	Residential collateralized mortgage obligations - U.S. govt. agencies	Residential collateralized mortgage obligations - non-agency	Commercial collateralized mortgage obligations - U.S. govt. agencies	Asset backed securities - collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available-for-Sale
Remaining maturity:
One year or less	$—	$—	$14,933	$1,742	$15,907	$14,287	$—	$—	$7,504	$—	$54,373	2.71%
Over one year through five years	—	—	74,124	789,867	44,313	1,827,726	6	168,720	—	—	2,904,756	2.15%
Over five years through ten years	—	2,513	100,111	155,694	80,139	50,547	—	75,339	286,458	—	750,801	2.93%
Over ten years	—	—	25,996	—	—	—	—	—	—	52,264	78,260	1.89%
Fair Value	$—	$2,513	$215,164	$947,303	$140,359	$1,892,560	$6	$244,059	$293,962	$52,264	$3,788,190	2.31%
Amortized Cost	$—	$2,500	$208,800	$924,453	$139,789	$1,895,112	$6	$241,839	$297,506	$61,668	$3,771,673
Weighted-Average Yield	—%	1.25%	5.24%	2.55%	2.05%	1.92%	3.39%	1.89%	2.70%	0.98%	2.31%
Weighted-Average Maturity (in years)	—	3.17	5.79	3.67	4.66	3.60	1.99	3.82	6.06	12.56	4.13

Securities Held-to-Maturity
Remaining maturity:
One year or less	$5,000	$—	$57,026	$—	$16,384	$—	$—	$—	$—	$—	$78,410	2.05%
Over one year through five years	—	—	93,443	472,347	31,832	1,274,419	—	160,403	—	91,089	2,123,533	1.88%
Over five years through ten years	—	24,822	220,062	113,999	10,259	22,909	—	94,231	—	—	486,282	3.21%
Over ten years	—	—	160,687	—	—	—	—	—	—	—	160,687	5.50%
Fair Value	$5,000	$24,822	$531,218	$586,346	$58,475	$1,297,328	$—	$254,634	$—	$91,089	$2,848,912	2.31%
Amortized Cost	$5,000	$25,000	$523,501	$577,278	$57,818	$1,320,215	$—	$256,352	$—	$90,010	$2,855,174
Weighted-Average Yield	0.31%	1.43%	4.70%	2.17%	2.15%	1.60%	—%	2.27%	—%	2.23%	2.31%
Weighted-Average Maturity (in years)	1.00	4.58	9.28	4.06	3.27	3.76	—	4.41	—	2.78	4.59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.     Loans

    Loans outstanding as of March 31, 2015, December 31, 2014, and March 31, 2014, net of unearned income, consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Originated loans:
Commercial	$8,031,892	$7,830,085	$7,083,192
Residential mortgage	639,980	625,283	555,971
Installment	2,500,288	2,393,451	1,835,522
Home equity	1,134,238	1,110,336	946,802
Credit cards	160,766	164,478	147,917
Leases	388,873	370,179	257,509
Total originated loans	12,856,037	12,493,812	10,826,913
Allowance for originated loan losses	(97,545)	(95,696)	(92,116)
Net originated loans	$12,758,492	$12,398,116	$10,734,797
Acquired loans:
Commercial	$1,011,170	$1,086,899	$1,562,878
Residential mortgage	378,192	394,484	446,374
Installment	717,693	764,168	943,354
Home equity	217,824	233,629	283,309
Total acquired loans	2,324,879	2,479,180	3,235,915
Allowance for acquired loan losses	(7,493)	(7,457)	(2,974)
Net acquired loans	$2,317,386	$2,471,723	$3,232,941
FDIC acquired loans:
Commercial	$179,547	$211,607	$341,267
Residential mortgage	40,470	41,276	49,411
Installment	4,781	4,874	5,531
Home equity	65,170	73,365	94,828
Loss share receivable	20,005	22,033	54,748
Total FDIC acquired loans	309,973	353,155	545,785
Allowance for FDIC acquired loan losses	(41,514)	(40,496)	(49,970)
Net FDIC acquired loans	$268,459	$312,659	$495,815
Total loans:
Commercial	$9,222,609	$9,128,591	$8,987,337
Residential mortgage	1,058,642	1,061,043	1,051,756
Installment	3,222,762	3,162,493	2,784,407
Home equity	1,417,232	1,417,330	1,324,939
Credit cards	160,766	164,478	147,917
Leases	388,873	370,179	257,509
Loss share receivable	20,005	22,033	54,748
Total loans	15,490,889	15,326,147	14,608,613
Total allowance for loan losses	(146,552)	(143,649)	(145,060)
Total Net loans	$15,344,337	$15,182,498	$14,463,553

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and FDIC acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $4.6 million, $5.4 million, and $7.1 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

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

Total outstanding acquired impaired loans as of March 31, 2015 and 2014 were $548.2 million and $774.5 million, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Acquired Impaired Loans	2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$119,450	$423,209	$136,646	$601,000
Accretion	(11,218)	11,218	(11,741)	11,741
Net reclassifications from nonaccretable to accretable	12,995	—	19,514	—
Payments received, net	—	(46,114)	—	(55,542)
Disposals	(2,471)	—	(2,135)	—
Balance at end of period	$118,756	$388,313	$142,284	$557,199

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

During the quarter ended March 31, 2015, there was an overall improvement in cash flow expectations, which resulted in the reclassification of $13.0 million from the nonaccretable difference to accretable yield. This reclassification results in prospective yield adjustments on these loan pools.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington non-single family loss share agreements with the FDIC expired at March 31, 2015 resulting in $5.0 million of loans no longer being covered. As of March 31, 2015, $174.6 million of FDIC acquired loans remained covered by the Midwest non-single family loss share agreement. The Midwest non-single family loss share agreement will expire as of June 30, 2015. As of March 31, 2015, $110.4 million of loans remained covered by single family loss share agreements.

Changes in the loss share receivable for the three months ended March 31, 2015 and 2014 were as follows:

Loss Share Receivable	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$22,033	$61,827
Amortization	(2,187)	(5,863)
Increase/(decrease) due to impairment (recapture) on FDIC acquired loans	4,227	4,824
FDIC reimbursement	(4,013)	(5,087)
FDIC acquired loans paid in full	(55)	(953)
Balance at end of the period (1)	$20,005	$54,748

(1) As of March 31, 2015, $6.3 million of the loss share receivable related to non-single family covered loans and $13.8 million related to single family covered loans.

Total outstanding FDIC acquired impaired loans were $404.4 million and $702.4 million as of March 31, 2015 and 2014, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for FDIC acquired impaired loans were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
FDIC Acquired Impaired Loans	2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$37,511	$232,452	$67,282	$403,692
Accretion	(5,567)	5,567	(12,616)	12,616
Net reclassifications between non-accretable and accretable	(56)	—	6,057	—
Payments received, net	—	(38,794)	—	(51,820)
(Disposals)/Additions	(2,021)	—	2,280	—
Balance at end of period	$29,867	$199,225	$63,003	$364,488

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The cash flows expected to be collected on covered impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the quarter ended March 31, 2015, the re-estimation process resulted in a net reclassification of $56.0 thousand from accretable yield to nonaccretable difference. This reclassification results in prospective yield adjustments on the loan pools.

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
Generally, loans, except for certain commercial, credit card and mortgage loans, and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management's opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. Acquired and FDIC acquired impaired loans are considered to be accruing and performing even though collection of contractual payments may be in doubt because income continues to be accreted on the loan pool as long as expected cash flows are reasonably estimable.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of March 31, 2015
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$525	$515	$5,846	$6,886	$5,311,011	$5,317,897	$498	$18,838
CRE	4,401	1,177	3,481	9,059	2,123,958	2,133,017	150	9,640
Construction	—	—	—	—	580,978	580,978	—	—
Leases	255	—	—	255	388,618	388,873	—	—
Consumer
Installment	11,294	3,215	4,157	18,666	2,481,622	2,500,288	3,332	3,016
Home Equity Lines	1,480	323	1,395	3,198	1,131,040	1,134,238	622	1,780
Credit Cards	654	301	637	1,592	159,174	160,766	312	523
Residential Mortgages	9,236	2,515	7,402	19,153	620,827	639,980	3,000	12,288
Total	$27,845	$8,046	$22,918	$58,809	$12,797,228	$12,856,037	$7,914	$46,085
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$66	$131	$5,366	$5,563	$415,247	$420,810	$44	$700
CRE	4,507	1,380	23,420	29,307	554,765	584,072	252	4,172
Construction	—	—	676	676	5,612	6,288	—	—
Consumer
Installment	4,859	1,322	1,121	7,302	710,391	717,693	521	746
Home Equity Lines	2,850	1,544	1,172	5,566	212,258	217,824	462	639
Residential Mortgages	9,894	590	5,250	15,734	362,458	378,192	425	997
Total	$22,176	$4,967	$37,005	$64,148	$2,260,731	$2,324,879	$1,704	$7,254
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$815	$144	$4,566	$5,525	$37,289	$42,814	n/a	n/a
CRE	413	5,218	44,023	49,654	78,254	127,908	n/a	n/a
Construction	—	—	6,906	6,906	1,919	8,825	n/a	n/a
Consumer
Installment	—	110	—	110	4,671	4,781	n/a	n/a
Home Equity Lines	2,291	564	3,651	6,506	58,664	65,170	n/a	n/a
Residential Mortgages	5,714	163	3,684	9,561	30,909	40,470	n/a	n/a
Total	$9,233	$6,199	$62,830	$78,262	$211,706	$289,968	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.4 million of loans guaranteed by the U.S. government as of March 31, 2015.
(2) Excludes loss share receivable of $20.0 million as of March 31, 2015.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at March 31, 2015 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$2,212	$1,162	$2,670	$6,044	$5,169,157	$5,175,201	$1,547	$6,114
CRE	2,155	1,460	8,864	12,479	2,104,639	2,117,118	1,696	11,033
Construction	—	—	—	—	537,766	537,766	—	—
Leases	—	—	—	—	370,179	370,179	—	—
Consumer
Installment	14,621	3,647	4,716	22,984	2,370,467	2,393,451	3,695	3,268
Home Equity Lines	1,357	587	1,206	3,150	1,107,186	1,110,336	569	1,654
Credit Cards	668	516	860	2,044	162,434	164,478	407	596
Residential Mortgages	12,086	2,744	8,013	22,843	602,440	625,283	4,242	11,952
Total	$33,099	$10,116	$26,329	$69,544	$12,424,268	$12,493,812	$12,156	$34,617

Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$92	$234	$4,791	$5,117	$444,137	$449,254	$—	$787
CRE	3,479	3,398	23,509	30,386	600,288	630,674	44	4,171
Construction	—	—	685	685	6,286	6,971	—	—
Consumer
Installment	6,204	2,029	1,861	10,094	754,074	764,168	615	1,218
Home Equity Lines	2,819	2,123	2,333	7,275	226,354	233,629	1,519	631
Residential Mortgages	13,062	1,648	7,089	21,799	372,685	394,484	1,293	1,249
Total	$25,656	$9,432	$40,268	$75,356	$2,403,824	$2,479,180	$3,471	$8,056
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$58	$—	$6,041	$6,099	$42,738	$48,837	n/a	n/a
CRE	234	1,517	47,233	48,984	104,524	153,508	n/a	n/a
Construction	—	—	6,064	6,064	3,198	9,262	n/a	n/a
Consumer
Installment	23	—	34	57	4,817	4,874	n/a	n/a
Home Equity Lines	1,395	870	3,859	6,124	67,241	73,365	n/a	n/a
Residential Mortgages	6,205	91	3,572	9,868	31,408	41,276	n/a	n/a
Total	$7,915	$2,478	$66,803	$77,196	$253,926	$331,122	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.4 million of loans guaranteed by the U.S. government as of December 31, 2014.
(2) Excludes loss share receivable of $22.0 million as of December 31, 2014.
(3) Acquired and covered impaired loans were not classified as nonperforming assets at December 31, 2014 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$4,088	$561	$5,546	$10,195	$4,465,961	$4,476,156	$2,000	$6,388
CRE	13,549	3,644	7,999	25,192	2,222,093	2,247,285	804	20,679
Construction	369	—	—	369	359,382	359,751	—	55
Leases	—	—	—	—	257,509	257,509	—	—
Consumer
Installment	9,162	2,659	3,762	15,583	1,819,939	1,835,522	3,286	3,222
Home Equity Lines	1,644	444	902	2,990	943,812	946,802	509	1,653
Credit Cards	783	438	573	1,794	146,123	147,917	262	488
Residential Mortgages	9,632	1,882	8,455	19,969	536,002	555,971	4,999	10,963
Total	$39,227	$9,628	$27,237	$76,092	$10,750,821	$10,826,913	$11,860	$43,448

Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$776	$720	$4,224	$5,720	$705,912	$711,632	$170	$241
CRE	5,356	3,639	21,995	30,990	806,886	837,876	5	1,259
Construction	—	650	—	650	12,720	13,370	—	—
Consumer
Installment	7,216	2,563	1,619	11,398	931,956	943,354	665	678
Home Equity Lines	3,606	811	3,596	8,013	275,296	283,309	1,078	1,090
Residential Mortgages	11,743	1,822	7,090	20,655	425,719	446,374	31	1,405
Total	$28,697	$10,205	$38,524	$77,426	$3,158,489	$3,235,915	$1,949	$4,673

FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$1,744	$—	$11,867	$13,611	$51,641	$65,252	n/a	n/a
CRE	582	449	97,596	98,627	156,966	255,593	n/a	n/a
Construction	1,008	—	16,337	17,345	3,076	20,421	n/a	n/a
Consumer
Installment	—	—	—	—	5,531	5,531	n/a	n/a
Home Equity Lines	758	538	2,093	3,389	91,439	94,828	n/a	n/a
Residential Mortgages	8,374	435	5,872	14,681	34,731	49,412	n/a	n/a
Total	$12,466	$1,422	$133,765	$147,653	$343,384	$491,037	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.3 million of loans guaranteed by the U.S. government as of March 31, 2014.
(2) Excludes loss share receivable of $54.7 million as of March 31, 2014.
(3) Acquired and covered impaired loans were not classified as nonperforming assets at March 31, 2014 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and covered impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and covered impaired loans.

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

“Special Mention” Loans (Grade 5) are commercial loans that have identified potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the institution’s credit position.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of March 31, 2015
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$59,380	$667	$—	$13,052	$73,099
Grade 2	191,008	3,368	—	5,782	200,158
Grade 3	1,405,007	339,027	62,821	69,686	1,876,541
Grade 4	3,504,600	1,724,516	516,852	297,790	6,043,758
Grade 5	103,432	29,034	942	1,307	134,715
Grade 6	54,470	36,405	363	1,256	92,494
Grade 7	—	—	—	—	—
Total	$5,317,897	$2,133,017	$580,978	$388,873	$8,420,765

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$1,069	$—	$—	$—	$1,069
Grade 2	—	—	—	—	—
Grade 3	22,875	24,834	—	—	47,709
Grade 4	359,751	496,213	5,612	—	861,576
Grade 5	15,363	21,487	—	—	36,850
Grade 6	21,752	41,538	676	—	63,966
Grade 7	—	—	—	—	—
Total	$420,810	$584,072	$6,288	$—	$1,011,170

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,040	—	—	—	1,040
Grade 3	—	—	—	—	—
Grade 4	33,352	74,128	579	—	108,059
Grade 5	39	2,134	—	—	2,173
Grade 6	8,383	51,646	8,246	—	68,275
Grade 7	—	—	—	—	—
Total	$42,814	$127,908	$8,825	$—	$179,547

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2014
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$52,676	$683	$678	$4,451	$58,488
Grade 2	186,278	3,454	—	14,959	204,691
Grade 3	1,340,100	294,281	46,074	71,908	1,752,363
Grade 4	3,413,446	1,745,470	490,757	277,277	5,926,950
Grade 5	139,083	29,990	257	1,389	170,719
Grade 6	43,618	43,240	—	195	87,053
Grade 7	—	—	—	—	—
Total	$5,175,201	$2,117,118	$537,766	$370,179	$8,200,264

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$1,076	$—	$—	$—	$1,076
Grade 2	—	—	—	—	—
Grade 3	20,891	24,867	—	—	45,758
Grade 4	376,129	532,447	6,286	—	914,862
Grade 5	23,268	28,382	685	—	52,335
Grade 6	27,890	44,978	—	—	72,868
Grade 7	—	—	—	—	—
Total	$449,254	$630,674	$6,971	$—	$1,086,899

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,347	—	—	—	1,347
Grade 3	—	—	—	—	—
Grade 4	36,406	86,779	823	—	124,008
Grade 5	167	3,401	—	—	3,568
Grade 6	10,917	63,328	8,248	—	82,493
Grade 7	—	—	191	—	191
Total	$48,837	$153,508	$9,262	$—	$211,607

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2014
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$28,610	$240	$299	$8,452	$37,601
Grade 2	135,574	3,797	—	3,620	142,991
Grade 3	940,937	329,377	24,731	58,397	1,353,442
Grade 4	3,276,975	1,823,877	332,227	179,795	5,612,874
Grade 5	61,507	39,245	259	6,857	107,868
Grade 6	32,553	50,749	2,235	388	85,925
Grade 7	—	—	—	—	—
Total	$4,476,156	$2,247,285	$359,751	$257,509	$7,340,701

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$700	$—	$—	$—	$700
Grade 2	—	—	—	—	—
Grade 3	37,829	24,177	—	—	62,006
Grade 4	609,383	696,070	13,370	—	1,318,823
Grade 5	43,721	51,253	—	—	94,974
Grade 6	19,999	66,376	—	—	86,375
Grade 7	—	—	—	—	—
Total	$711,632	$837,876	$13,370	$—	$1,562,878

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	957	—	—	—	957
Grade 3	—	—	—	—	—
Grade 4	42,228	111,610	653	—	154,491
Grade 5	387	2,883	—	—	3,270
Grade 6	19,864	140,927	19,459	—	180,250
Grade 7	1,816	173	309	—	2,298
Total	$65,252	$255,593	$20,421	$—	$341,266

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

The ALL is Management's estimate of the amount of probable credit losses inherent in a loan portfolio at the balance sheet date. The following describes the distinctions in methodology used to estimate the ALL of originated, acquired and FDIC acquired loan portfolios as well as certain significant accounting policies relevant to each category.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three months ended March 31, 2015 and 2014, as well as the corresponding recorded investment in originated loans at the end of the period:

As of March 31, 2015
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Charge-offs	(510)	(215)	—	—	(5,055)	(911)	(1,452)	(424)	(8,567)
Recoveries	341	—	1	4	3,020	613	366	35	4,380
Provision for loan losses	2,632	(1,464)	(451)	(49)	2,475	407	921	1,565	6,036
Allowance for originated loan losses, ending balance	$39,838	$8,813	$1,752	$629	$13,358	$19,433	$7,801	$5,921	$97,545
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$10,042	$317	$—	$—	$1,005	$254	$263	$1,416	$13,297
Collectively evaluated for impairment	29,796	8,496	1,752	629	12,353	19,179	7,538	4,505	84,248
Total ending allowance for originated loan losses balance	$39,838	$8,813	$1,752	$629	$13,358	$19,433	$7,801	$5,921	$97,545
Originated loans:
Originated loans individually evaluated for impairment	$35,792	$15,000	$—	$—	$26,882	$7,632	$815	$24,822	$110,943
Originated loans collectively evaluated for impairment	5,282,105	2,118,017	580,978	388,873	2,473,406	1,126,606	159,951	615,158	12,745,094
Total ending originated loan balance	$5,317,897	$2,133,017	$580,978	$388,873	$2,500,288	$1,134,238	$160,766	$639,980	$12,856,037

As of March 31, 2014
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Charge-offs	(5,074)	(79)	—	—	(4,584)	(1,409)	(1,455)	(559)	(13,160)
Recoveries	997	4	28	—	2,749	904	418	38	5,138
Provision for loan losses	1,271	1,195	(1,368)	(54)	1,504	765	148	193	3,654
Allowance for originated loan losses, ending balance	$40,175	$13,385	$1,470	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$2,866	$2,918	$—	$—	$1,006	$223	$307	$1,241	$8,561
Collectively evaluated for impairment	37,309	10,467	1,470	1,027	10,598	12,937	6,544	3,203	83,555
Total ending allowance for originated loan losses balance	$40,175	$13,385	$1,470	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116
Originated loans:
Originated loans individually evaluated for impairment	$7,143	$31,576	$404	$—	$25,818	$6,931	$1,034	$26,198	$99,104
Originated loans collectively evaluated for impairment	4,469,013	2,215,709	359,347	257,509	1,809,704	939,871	146,883	529,773	10,727,809
Total ending originated loan balance	$4,476,156	$2,247,285	$359,751	$257,509	$1,835,522	$946,802	$147,917	$555,971	$10,826,913

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents the originated ALL and the recorded investment as of December 31, 2014:

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

Allowance for Acquired Loan Losses

The Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of March 31, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three months ended March 31, 2015, provision for loan losses, equal to net charge-offs, of $2.2 million was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents activity in the allowance for acquired impaired loan losses for the three months ended March 31, 2015 and 2014:

Allowance for Acquired Impaired Loan Losses	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of the period	$7,457	$741
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses	36	2,233
Balance at end of the period	$7,493	$2,974

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC acquired nonimpaired loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of March 31, 2015, the computed ALL was less than the remaining fair value discount, therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The following table presents activity in the allowance for FDIC acquired impaired loan losses for the three months ended March 31, 2015 and 2014:

Allowance for FDIC acquired Impaired Loan Losses	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of the period	$40,496	$44,027
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	4,225	7,879
Net (benefit)/recapture attributable to FDIC loss share agreements	(4,227)	(4,824)
Net provision/(recapture) for loan losses	(2)	3,055
Increase (decrease) in loss share receivable	4,227	4,824
Loans charged-off	(3,207)	(1,936)
Balance at end of the period	$41,514	$49,970

An acquired or FDIC acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the period of resolution of a nonimpaired loan, any remaining unamortized fair value adjustment is recognized as interest income. In the period of resolution of an impaired loan accounted for on an individual basis, the difference between the carrying amount of the loan and the proceeds received is recognized as a gain or loss within noninterest income. The majority of impaired loans are accounted for within a pool of loans which results in any difference between the proceeds received and the loan carrying amount being deferred as part of the carrying amount of the pool. The accretable amount of the pool remains unaffected from the resolution until the subsequent quarterly cash flow re-estimation. Favorable results from removal of the resolved loan from the pool increase the future accretable yield of the pool, while unfavorable results are recorded as impairment in the quarter of the cash flow re-estimation. Acquired or FDIC acquired impaired loans subject to modification are not removed from a pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Credit Quality

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement.

Interest income recognized on impaired loans was $118.0 thousand for the three months ended March 31, 2015, compared to $103.0 thousand for the three months ended March 31, 2014. Interest income which would have been earned in accordance with the original terms was $0.9 million for the three months ended March 31, 2015, compared to $0.8 million for the three months ended March 31, 2014.

Loan impairment is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as a TDR, regardless of nonperforming status. Acquired and FDIC acquired impaired loans are not considered or reported as impaired loans. Nonimpaired acquired loans that are subsequently placed on nonaccrual status are reported as impaired loans and included in the Troubled Debt Restructurings section below. Acquired loans restructured after acquisition are not considered or reported as TDRs if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide further detail on impaired loans individually evaluated for impairment and the associated ALL. Certain impaired loans do not have a related ALL as the valuation of these impaired loans exceeded the recorded investment.

As of March 31, 2015
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$28,513	$35,307	$—	$25,006
CRE	9,343	15,478	—	9,634
Construction	—	—	—	—
Consumer
Installment	1,846	2,428	—	1,881
Home equity line	977	1,222	—	987
Credit card	21	21	—	23
Residential mortgages	12,424	15,125	—	12,488
Subtotal	53,124	69,581	—	50,019
Impaired loans with a related allowance
Commercial
C&I	7,279	7,350	10,042	5,984
CRE	5,657	5,664	317	5,668
Construction	—	—	—	—
Consumer
Installment	25,036	25,100	1,005	24,181
Home equity line	6,655	6,655	254	6,715
Credit card	794	794	263	823
Residential mortgages	12,398	12,487	1,416	12,414
Subtotal	57,819	58,050	13,297	55,785
Total impaired loans	$110,943	$127,631	$13,297	$105,804

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of March 31, 2015, December 31, 2014, and March 31, 2014.

	As of March 31, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	47	$16,923	$23,666
CRE	64	12,076	17,325
Construction	31	—	—
Total originated commercial	142	28,999	40,991
Consumer
Installment	1,186	26,882	27,528
Home equity lines	276	7,632	7,877
Credit card	230	815	815
Residential mortgages	316	24,822	27,612
Total originated consumer	2,008	60,151	63,832
Total originated loans	2,150	$89,150	$104,823
Acquired loans
Commercial
C&I	1	$2	$3
CRE	3	2,453	2,635
Total acquired commercial	4	2,455	2,638
Consumer
Installment	51	1,195	1,281
Home equity lines	162	7,310	7,370
Residential mortgages	30	2,186	2,403
Total acquired consumer	243	10,691	11,054
Total acquired loans	247	$13,146	$13,692
FDIC acquired loans
Commercial
C&I	8	$—	$1,355
CRE	24	23,895	39,596
Construction	9	346	9,552
Total FDIC acquired commercial	41	24,241	50,503
Consumer
Home equity lines	70	8,909	8,914
Residential mortgages	1	185	185
Total FDIC acquired consumer	71	9,094	9,099
Total FDIC acquired loans	112	$33,335	$59,602
Total loans
Commercial
C&I	56	$16,925	$25,024
CRE	91	38,424	59,556
Construction	40	346	9,552
Total commercial	187	55,695	94,132
Consumer
Installment	1,237	28,077	28,809
Home equity lines	508	23,851	24,161
Credit card	230	815	815
Residential mortgages	347	27,193	30,200
Total consumer	2,322	79,936	83,985
Total loans	2,509	$135,631	$178,117

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	41	$7,123	$13,887
CRE	67	17,607	22,645
Construction	31	—	—
Total originated commercial	139	24,730	36,532
Consumer
Installment	1,205	24,905	25,608
Home equity lines	270	7,379	7,629
Credit card	238	854	854
Residential mortgages	315	25,251	28,277
Total originated consumer	2,028	58,389	62,368
Total originated loans	2,167	$83,119	$98,900
Acquired loans
Commercial
C&I	2	18	19
CRE	3	2,542	2,595
Total acquired commercial	5	2,560	2,614
Consumer
Installment	40	975	1,054
Home equity lines	145	6,932	6,983
Residential mortgages	26	1,633	1,823
Total acquired consumer	211	9,540	9,860
Total acquired loans	216	$12,100	$12,474
FDIC acquired loans
Commercial
C&I	8	$177	$1,589
CRE	24	25,499	42,226
Construction	9	339	9,552
Total FDIC acquired commercial	41	26,015	53,367
Consumer
Home equity lines	68	8,890	8,901
Residential Mortgages	2	334	334
Total FDIC acquired consumer	70	9,224	9,235
Total FDIC acquired loans	111	$35,239	$62,602
Total loans
Commercial
C&I	51	$7,318	$15,495
CRE	94	45,648	67,466
Construction	40	339	9,552
Total commercial	185	53,305	92,513
Consumer
Installment	1,245	25,880	26,662
Home equity lines	483	23,201	23,513
Credit card	238	854	854
Residential mortgages	343	27,218	30,434
Total consumer	2,309	77,153	81,463
Total loans	2,494	$130,458	$173,976

Note 1: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of March 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	40	$5,588	$12,546
CRE	57	16,432	17,079
Construction	32	2,769	2,777
Total originated commercial	129	24,789	32,402
Consumer
Installment	1,434	25,818	26,911
Home equity lines	244	6,931	7,243
Credit card	278	1,034	1,034
Residential mortgages	320	26,199	29,006
Total originated consumer	2,276	59,982	64,194
Total originated loans	2,405	$84,771	$96,596
Acquired loans
Commercial
C&I	1	5	5
CRE	1	1,695	1,687
Total acquired commercial	2	1,700	1,692
Consumer
Installment	23	797	828
Home equity lines	40	1,926	1,953
Residential mortgages	11	758	864
Total acquired consumer	74	3,481	3,645
Total acquired loans	76	$5,181	$5,337
FDIC acquired loans
Commercial
C&I	4	$677	$2,232
CRE	25	39,939	56,485
Construction	10	2,560	21,340
Total FDIC acquired commercial	39	43,176	80,057
Consumer
Home equity lines	52	6,269	6,269
Residential mortgages	2	339	339
Total FDIC acquired consumer	54	6,608	6,608
Total FDIC acquired loans	93	$49,784	$86,665
Total loans
Commercial
C&I	45	$6,270	$14,783
CRE	83	58,066	75,251
Construction	42	5,329	24,117
Total commercial	170	69,665	114,151
Consumer
Installment	1,457	26,615	27,739
Home equity lines	336	15,126	15,465
Credit card	278	1,034	1,034
Residential mortgages	333	27,296	30,209
Total consumer	2,404	70,071	74,447
Total loans	2,574	$139,736	$188,598

Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2015 and 2014 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three months ended March 31, 2015 and 2014 did not involve the forgiveness of principal; accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three months ended March 31, 2015 and 2014 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At March 31, 2015, December 31, 2014, and March 31, 2014, the Corporation had $6.1 million, $0.2 million, and $0.4 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of March 31, 2015, December 31, 2014, and March 31, 2014, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of March 31, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$16,558	$—	$16,558	$—	$365	$365	$16,923	$124
CRE	6,031	1,493	7,524	3,724	828	4,552	12,076	71
Construction	—	—	—	—	—	—	—	—
Total originated commercial	22,589	1,493	24,082	3,724	1,193	4,917	28,999	195
Consumer
Installment	24,701	409	25,110	1,528	244	1,772	26,882	1,005
Home equity lines	6,680	113	6,793	811	28	839	7,632	254
Credit card	721	77	798	—	17	17	815	263
Residential mortgages	14,299	2,286	16,585	5,020	3,217	8,237	24,822	1,416
Total originated consumer	46,401	2,885	49,286	7,359	3,506	10,865	60,151	2,938
Total originated TDRs	$68,990	$4,378	$73,368	$11,083	$4,699	$15,782	$89,150	$3,133
Acquired loans
Commercial
C&I	—	—	—	2	—	2	2	2
CRE	—	—	—	954	1,499	2,453	2,453	135
Total acquired commercial	—	—	—	956	1,499	2,455	2,455	137
Consumer
Installment	1,139	33	1,172	23	—	23	1,195	48
Home equity lines	6,610	564	7,174	136	—	136	7,310	—
Residential mortgages	1,335	—	1,335	616	235	851	2,186	—
Total acquired consumer	9,084	597	9,681	775	235	1,010	10,691	48
Total acquired TDRs	$9,084	$597	$9,681	$1,731	$1,734	$3,465	$13,146	$185
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	23,895	23,895	—	—	—	23,895	2,026
Construction	—	346	346	—	—	—	346	293
Total FDIC acquired commercial	—	24,241	24,241	—	—	—	24,241	2,319
Consumer
Home equity lines	7,703	939	8,642	267	—	267	8,909	24
Residential mortgages	185	—	185	—	—	—	185	—
Total FDIC acquired consumer	7,888	939	8,827	267	—	267	9,094	24
Total FDIC acquired TDRs	$7,888	$25,180	$33,068	$267	$—	$267	$33,335	$2,343
Total loans
Commercial
C&I	$16,558	$—	$16,558	$2	$365	$367	$16,925	$126
CRE	6,031	25,388	31,419	4,678	2,327	7,005	38,424	2,232
Construction	—	346	346	—	—	—	346	293
Total commercial	22,589	25,734	48,323	4,680	2,692	7,372	55,695	2,651
Consumer
Installment	25,840	442	26,282	1,551	244	1,795	28,077	1,053
Home equity lines	20,993	1,616	22,609	1,214	28	1,242	23,851	278
Credit card	721	77	798	—	17	17	815	263
Residential mortgages	15,819	2,286	18,105	5,636	3,452	9,088	27,193	1,416
Total consumer	63,373	4,421	67,794	8,401	3,741	12,142	79,936	3,010
Total TDRs	$85,962	$30,155	$116,117	$13,081	$6,433	$19,514	$135,631	$5,661

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$6,740	$—	$6,740	$—	$383	$383	$7,123	$72
CRE	12,885	952	13,837	394	3,376	3,770	17,607	159
Construction	—	—	—	—	—	—	—	—
Total originated commercial	19,625	952	20,577	394	3,759	4,153	24,730	231
Consumer
Installment	22,254	726	22,980	1,663	262	1,925	24,905	1,178
Home equity lines	6,239	269	6,508	871	—	871	7,379	207
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	13,440	3,538	16,978	5,006	3,267	8,273	25,251	1,283
Total originated consumer	42,708	4,593	47,301	7,555	3,533	11,088	58,389	2,964
Total originated TDRs	$62,333	$5,545	$67,878	$7,949	$7,292	$15,241	$83,119	$3,195
Acquired loans
Commercial
C&I	$15	$—	$15	$3	$—	$3	$18	$18
CRE	—	—	—	978	1,564	2,542	2,542	134
Total acquired commercial	15	—	15	981	1,564	2,545	2,560	152
Consumer
Installment	841	87	928	24	23	47	975	65
Home equity lines	6,186	607	6,793	139	—	139	6,932	9
Residential mortgages	868	—	868	470	295	765	1,633	2
Total acquired consumer	7,895	694	8,589	633	318	951	9,540	76
Total acquired TDRs	$7,910	$694	$8,604	$1,614	$1,882	$3,496	$12,100	$228
FDIC acquired loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,123	20,376	25,499	—	—	—	25,499	2,879
Construction	339	—	339	—	—	—	339	295
Total FDIC acquired commercial	5,462	20,553	26,015	—	—	—	26,015	3,174
Consumer
Home equity lines	8,561	—	8,561	329	—	329	8,890	27
Residential mortgages	334	—	334	—	—	—	334	21
Total FDIC acquired consumer	8,895	—	8,895	329	—	329	9,224	48
Total FDIC acquired TDRs	$14,357	$20,553	$34,910	$329	$—	$329	$35,239	$3,222

Commercial
C&I	$6,755	$177	$6,932	$3	$383	$386	$7,318	$90
CRE	18,008	21,328	39,336	1,372	4,940	6,312	45,648	3,172
Construction	339	—	339	—	—	—	339	295
Total commercial	25,102	21,505	46,607	1,375	5,323	6,698	53,305	3,557
Consumer
Installment	23,095	813	23,908	1,687	285	1,972	25,880	1,243
Home equity lines	20,986	876	21,862	1,339	—	1,339	23,201	243
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	14,642	3,538	18,180	5,476	3,562	9,038	27,218	1,306
Total consumer	59,498	5,287	64,785	8,517	3,851	12,368	77,153	3,088
Total TDRs	$84,600	$26,792	$111,392	$9,892	$9,174	$19,066	$130,458	$6,645

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,779	$—	$1,779	$541	$3,268	$3,809	$5,588	$2,265
CRE	9,254	1,884	11,138	2,124	3,170	5,294	16,432	37
Construction	2,363	350	2,713	56	—	56	2,769	—
Total originated commercial	13,396	2,234	15,630	2,721	6,438	9,159	24,789	2,302
Consumer
Installment	22,757	480	23,237	2,352	229	2,581	25,818	1,006
Home equity lines	5,571	150	5,721	1,210	—	1,210	6,931	223
Credit card	930	95	1,025	—	9	9	1,034	307
Residential mortgages	14,749	2,876	17,625	4,968	3,606	8,574	26,199	1,241
Total originated consumer	44,007	3,601	47,608	8,530	3,844	12,374	59,982	2,777
Total originated TDRs	$57,403	$5,835	$63,238	$11,251	$10,282	$21,533	$84,771	$5,079
Acquired loans
Commercial
C&I	$—	$—	$—	$5	$—	$5	$5	$—
CRE	1,695	—	1,695	—	—	—	1,695	—
Total acquired commercial	1,695	—	1,695	5	—	5	1,700	—
Consumer
Installment	707	77	784	—	13	13	797	—
Home equity lines	1,322	494	1,816	110	—	110	1,926	—
Residential mortgages	758	—	758	—	—	—	758	—
Total acquired consumer	2,787	571	3,358	110	13	123	3,481	—
Total acquired TDRs	$4,482	$571	$5,053	$115	$13	$128	$5,181	$—
FDIC acquired loans
Commercial
C&I	$300	$377	$677	$—	$—	$—	$677	$12
CRE	5,035	34,904	39,939	—	—	—	39,939	3,915
Construction	682	1,878	2,560	—	—	—	2,560	68
Total FDIC acquired commercial	6,017	37,159	43,176	—	—	—	43,176	3,995
Consumer
Home equity lines	5,793	140	5,933	336	—	336	6,269	—
Residential mortgages	339	—	339	—	—	—	339	—
Total FDIC acquired consumer	6,132	140	6,272	336	—	336	6,608	—
Total FDIC acquired TDRs	$12,149	$37,299	$49,448	$336	$—	$336	$49,784	$3,995
Total loans
Commercial
C&I	$2,079	$377	$2,456	$546	$3,268	$3,814	$6,270	$2,277
CRE	15,984	36,788	52,772	2,124	3,170	5,294	58,066	3,952
Construction	3,045	2,228	5,273	56	—	56	5,329	68
Total commercial	21,108	39,393	60,501	2,726	6,438	9,164	69,665	6,297
Consumer
Installment	23,464	557	24,021	2,352	242	2,594	26,615	1,006
Home equity lines	12,686	784	13,470	1,656	—	1,656	15,126	223
Credit card	930	95	1,025	—	9	9	1,034	307
Residential mortgages	15,846	2,876	18,722	4,968	3,606	8,574	27,296	1,241
Total consumer	52,926	4,312	57,238	8,976	3,857	12,833	70,071	2,777
Total TDRs	$74,034	$43,705	$117,739	$11,702	$10,295	$21,997	$139,736	$9,074

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2015 and March 31, 2014, as well as the amount defaulted in these restructured loans.

	As of March 31, 2015
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total originated commercial	—	—
Consumer
Installment	2	—
Home equity lines	—	—
Credit card	2	17
Residential mortgages	—	—
Total originated consumer	4	$17
FDIC acquired loans
Commercial
C&I	1	$427
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	1	$427
Acquired loans
Commercial
C&I	1	$55
CRE	—	—
Construction	—	—
Total acquired commercial	1	$55
Total loans
Commercial
C&I	2	$482
CRE	—	—
Construction	—	—
Total commercial	2	482
Consumer
Installment	2	—
Home equity lines	—	—
Credit card	2	17
Residential mortgages	—	—
Total consumer	4	17
Total	6	$499

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of March 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	1	$1,557
CRE	1	376
Construction	—	—
Total originated commercial	2	1,933
Consumer
Installment	—	—
Home equity lines	—	—
Credit card	3	4,839
Residential mortgages	—	—
Total originated consumer	3	$4,839
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Total loans
Commercial
C&I	1	$1,557
CRE	1	376
Construction	—	—
Total commercial	2	1,933
Consumer
Installment	—	—
Home equity lines	—	—
Credit card	3	4,839
Residential mortgages	—	—
Total consumer	3	4,839
Total	5	$6,772

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of March 31, 2015, December 31, 2014, and March 31, 2014. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2014 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	March 31, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(22,073)	$60,250
Lease intangible	238	(185)	53
Trust Relationships (2)	14,000	(5,881)	8,119
	$96,561	(28,139)	$68,422

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(19,996)	$62,327
Lease intangible	238	(176)	62
Trust Relationships (2)	14,000	(5,369)	8,631
	$96,561	$(25,541)	$71,020

	March 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$87,533	$(18,352)	$69,181
Lease intangible	238	(149)	89
Trust relationships (2)	14,000	(3,451)	10,549
	$101,771	$(21,952)	$79,819

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives ,which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $2.6 million in the three months ended March 31, 2015, compared to $2.9 million in the three months ended March 31, 2014. Estimated amortization expense for each of the next five years is as follows: remainder of 2015 - $7.8 million; 2016 - $9.2 million; 2017 - $8.2 million; 2018 - $7.3 million; and 2019 - $6.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

6.     Shareholders' Equity

Common Stock Warrant

The Corporation has an outstanding warrant previously issued by Citizen’s to the U.S. Treasury to initially purchase 2,408,203 shares of FirstMerit Common Stock. Due to a dividend protection clause, the strike price is reduced by an amount equivalent to the dividend as a percentage of the closing market price on the day prior to the ex-dividend date. The adjusted shares are calculated by dividing the original proceeds by the adjusted strike price. At March 31, 2015, the adjusted strike price is $17.50 with a corresponding adjusted number of 2,571,998 shares issuable upon exercise of the warrant issued to the U.S. Treasury and currently available for purchase.

Preferred Stock

The Corporation has 7,000,000 shares of authorized Preferred Stock and has designated 115,000 shares of its Preferred Stock as 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, of which 100,000 shares were issued. The Preferred Stock pays cash dividends quarterly in arrears on the 4th day of February, May, August, and November.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Basic EPS:
Net income	$57,139	$53,455
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469
Income allocated to participating securities	407	380
Net income attributable to common shareholders	$55,263	$51,606
Weighted average Common Stock outstanding used in basic EPS	165,411	165,060
Basic net income per common share	$0.33	$0.31

Diluted EPS:
Income used in diluted earnings per common share calculation	$55,263	$51,606
Weighted average Common Stock outstanding used in basic EPS	165,411	165,060
Add: Common Stock equivalents:
Warrant and stock plans	592	944
Weighted average Common and Common Stock equivalent shares outstanding	166,003	166,004
Diluted net income per common share	$0.33	$0.31

Common Stock equivalents consist of employee stock award plans and the Common Stock warrant. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential Common Stock for the three months ended March 31, 2015 and 2014 totaled 0.8 million and 1.0 million, respectively.

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

•
Other – The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the Other category are the Parent Company, eliminating companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business.

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2014 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. In the first quarter of 2014, Management changed the estimate regarding the funds transfer pricing crediting rate provided on non-maturity deposits. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three months ended March 31, 2015 and March 31, 2014:

					FirstMerit
(In thousands)	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2015	QTD	QTD	QTD	QTD	QTD
OPERATIONS:
Net interest income/(loss)	$99,844	$91,095	$5,353	$(10,669)	$185,623
Provision (recapture) for loan losses	(526)	7,533	(170)	1,411	8,248
Noninterest income	22,490	21,737	13,976	7,644	65,847
Noninterest expense	61,653	88,271	13,719	(2,991)	160,652
Net income/(loss)	39,785	11,068	3,756	2,530	57,139
AVERAGES:
Assets	$9,454,218	$5,845,417	$302,186	$9,303,273	$24,905,094
Loans	9,506,529	5,570,590	292,016	58,046	15,427,181
Earning assets	9,794,483	5,582,849	292,016	6,431,069	22,100,417
Deposits	6,886,945	11,124,158	1,240,960	536,862	19,788,925
Economic capital	848,890	479,188	55,187	1,483,097	2,866,362

					FirstMerit
(In thousands)	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2014	QTD	QTD	QTD	QTD	QTD
OPERATIONS:
Net interest income/(loss)	$105,063	$93,250	$4,678	$(9,091)	$193,900
Provision (recapture) for loan losses	5,706	8,339	(45)	536	14,536
Noninterest income	21,306	27,035	13,464	5,465	67,270
Noninterest expense	63,966	96,701	13,518	(4,854)	169,331
Net income/(loss)	36,884	9,909	3,035	3,627	53,455
AVERAGES:
Assets	$9,072,390	$5,449,856	$241,618	$9,380,706	$24,144,570
Loans	9,061,371	5,084,555	230,429	36,126	14,412,481
Earning assets	9,308,031	5,101,740	230,429	6,263,663	20,903,863
Deposits	6,645,640	11,753,015	1,009,811	228,039	19,636,505
Economic capital	654,922	320,090	57,784	1,700,430	2,733,226

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

At March 31, 2015, December 31, 2014, and March 31, 2014, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2014		March 31, 2015		December 31, 2014		March 31, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Commercial Loan Swaps (FRAPS)	$—	$—	$—	$—	$5,389	$1	$89,591	$6,063	$93,313	$6,683	$117,543	$10,392
Sub Debt Swap	250,000	12,688	250,000	5,256	—	—	—	—	—	—	—	—
Fair value hedges	$250,000	$12,688	$250,000	$5,256	$5,389	$1	$89,591	$6,063	$93,313	$6,683	$117,543	$10,392

(1) Included in "Other assets" on the Consolidated Balance Sheets
(2) Included in "Other liabilities" on the Consolidated Balance Sheets

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Derivatives Not Designated in Hedge Relationships

As of March 31, 2015, December 31, 2014, and March 31, 2014, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2014		March 31, 2015		December 31, 2014		March 31, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,718,850	$59,147	$1,673,012	$48,366	$1,603,125	$44,672	$1,718,850	$59,147	$1,673,012	$48,366	$1,603,125	$44,672
Mortgage loan commitments	51,937	388	102,523	1,408	132,614	1,575	—	—	—	—	—	—
Forward sales contracts	11,758	—	47,657	—	53,404	167	—	68	—	272	—	—
Credit contracts	—	—	10,001	—	—	—	80,047	—	69,227	—	49,456	—
Foreign exchange	40,537	350	22,406	167	17,630	52	10,052	169	6,580	118	15,898	42
Equity swap	—	—	—	—	—	—	30,896	—	75,138	—	61,859	—
Total	$1,823,082	$59,885	$1,855,599	$49,941	$1,806,773	$46,466	$1,839,845	$59,384	$1,823,957	$48,756	$1,730,338	$44,714

(1) Included in "Other assets" on the Consolidated Balance Sheets
(2) Included in "Other liabilities" on the Consolidated Balance Sheets

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between three to eight years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one year to nine years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $5.7 million as of March 31, 2015. The fair values of the written swap participations were not material at March 31, 2015, December 31, 2014, and March 31, 2014.

Gains and losses recognized in income on non-designated hedging instruments for the three months ended March 31, 2015 and 2014 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended March 31,
		2015	2014
Mortgage loan commitments	Loan sales and servicing income	$(1,020)	$684
Forward sales contracts	Loan sales and servicing income	204	(216)
Foreign exchange contracts	Other operating income	(877)	(221)
Equity swap	Other operating expense	—	—
Total		$(1,693)	$247

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer, a derivative clearing organization, or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements with collateral delivery thresholds on all bilateral derivatives. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation's ALCO. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS.

The majority of the Corporation's over-the-counter derivative transactions are cleared through a recognized derivative clearing organization ("Clearinghouse"). For cleared derivatives, the Clearinghouse is the Corporation's counterparty. For cleared derivatives, the Clearinghouse is the Corporation's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Corporation of the required initial and variation margin. The requirement that the Corporation post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Corporation to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives.

Collateral posted against derivative liabilities was $53.6 million, $53.5 million, and $67.7 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty in the net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of March 31, 2015, December 31, 2014, and March 31, 2014. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of March 31, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$12,688	$—	$12,688	$—	$—	$12,688
Interest rate swaps - non-designated	$67	$—	$67	$(67)	$—	$—
Foreign exchange	219	—	219	47	(266)	—
Total derivative assets	$12,974	$—	$12,974	$(20)	$(266)	$12,688

Derivative liabilities
Interest rate swaps - designated	$6,063	$—	$6,063	$—	$(6,063)	$—
Interest rate swaps - non-designated	59,080	—	59,080	(67)	(59,013)	—
Foreign exchange	47	—	47	47	(94)	—
Total derivative liabilities	$65,190	$—	$65,190	$(20)	$(65,170)	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	5,256	—	5,256	—	—	5,256
Interest rate swaps - non-designated	$352	$—	$352	$(352)	$—	$—
Foreign exchange	134	—	134	28	(162)	—
Total derivative assets	$5,742	$—	$5,742	$(324)	$(162)	$5,256

Derivative liabilities
Interest rate swaps - designated	$6,683	$—	$6,683	$—	$(6,683)	$—
Interest rate swaps - non-designated	48,014	—	48,014	(352)	(47,662)	—
Foreign exchange	28	—	28	28	(56)	—
Total derivative liabilities	$54,725	$—	$54,725	$(324)	$(54,401)	$—

	As of March 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - non-designated	$2,811	$—	$2,811	$(2,811)	$—	$—
Foreign exchange	33	—	33	(17)	(16)	—
Total derivative assets	$2,844	$—	$2,844	$(2,828)	$(16)	$—

Derivative liabilities
Interest rate swaps - designated	$10,392	$—	$10,392	$—	$(10,392)	$—
Interest rate swaps - non-designated	41,861	—	41,861	(2,811)	(39,050)	—
Foreign exchange	17	—	17	(17)	—	—
Total derivative liabilities	$52,270	$—	$52,270	$(2,828)	$(49,442)	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

9.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	$207	$182
Interest cost	3,517	3,584
Expected return on assets	(3,902)	(4,009)
Amortization of unrecognized prior service costs	570	634
Amortization of Actuarial Gain	1,057	708
Net periodic pension cost	$1,449	$1,099

	Postretirement Benefits
	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	$41	$16
Interest cost	144	164
Amortization of unrecognized prior service costs	(160)	(117)
Amortization of actuarial losses/(gains)	81	59
Net periodic postretirement cost	$106	$122

For further information on the Corporation's employee benefit plans, refer to Note 14 (Benefit Plans) to the consolidated financial statements in the 2014 Form 10-K.

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

Additional information regarding the Corporation's accounting policies for determining fair value is provided in Note 1 (Summary of Significant Accounting Policies) under the heading "Fair Value Measurements" to the 2014 Form 10-K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2015, December 31, 2014, and March 31, 2014:

		Fair Value by Hierarchy
(In thousands)	March 31, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,869	$2,869	$—	$—
U.S. treasury notes & bonds	—	—	—	—
U.S. government agency debentures	2,513	—	2,513	—
U.S. States and political subdivisions	215,164	—	215,164	—
Residential mortgage-backed securities:
U.S. government agencies	947,303	—	947,303	—
Commercial mortgage-backed securities:
U.S. government agencies	140,359	—	140,359	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,892,560	—	1,892,560	—
Non-agency	6	—	1	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	244,059	—	244,059	—
Corporate debt securities	52,264	—	—	52,264
Asset-backed securities:
Collateralized loan obligations	293,962	—	—	293,962
Total available for sale securities	3,791,059	2,869	3,441,959	346,231
Residential loans held for sale	3,568	—	3,568	—
Derivative assets:
Interest rate swaps - fair value hedges	12,688	—	12,688	—
Interest rate swaps - nondesignated	59,147	—	59,147	—
Mortgage loan commitments	388	—	388	—
Foreign exchange	350	—	350	—
Total derivative assets	72,573	—	72,573	—
Total fair value of assets (1)	$3,867,200	$2,869	$3,518,100	$346,231
Derivative liabilities:
Interest rate swaps - fair value hedges	$6,063	$—	$6,063	$—
Interest rate swaps - nondesignated	59,147	—	59,147	—
Forward sales contracts	68	—	68	—
Foreign exchange	169	—	169	—
Equity swap	—	—	—	—
Total derivative liabilities	65,447	—	65,447	—
True-up liability	13,707	—	—	13,707
Total fair value of liabilities (1)	$79,154	$—	$65,447	$13,707
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$20,526	$—	$—	$20,526
Impaired loans (3)	63,839	—	—	63,839
Other property (4)	16,956	—	—	16,956
Other real estate covered by loss share (5)	7,293	—	—	7,293
Total nonrecurring fair value	$108,614	$—	$—	$108,614

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(2) MSRs with a recorded investment of $21.5 million were reduced by a specific valuation allowance totaling $1.1 million to a reported carrying value of $20.4 million resulting in recognition of $0.2 million in expense included in loan sales and servicing income in the three months ended March 31, 2015.
(3) Collateral dependent impaired loans with a recorded investment of $75.6 million were reduced by specific valuation allowance allocations totaling $11.8 million to a reported net carrying value of $63.8 million.
(4) Amounts do not include assets held at cost at March 31, 2015. During the three months ended March 31, 2015, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.9 million included in noninterest expense.
(5) Amounts do not include assets held at cost at March 31, 2015. During the three months ended March 31, 2015, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.1 million included in noninterest expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

		Fair Value by Hierarchy
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,974	$2,974	$—	$—
U.S. government agency debentures	2,482	—	2,482	—
U.S. States and political subdivisions	227,342	—	227,342	—
Residential mortgage-backed securities:
U.S. government agencies	970,998	—	970,998	—
Commercial mortgage-backed securities:
U.S. government agencies	103,403	—	103,403	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,676,567	—	1,676,567	—
Non-agency	7	—	1	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,334	—	222,334	—
Corporate debt securities	51,337	—	—	51,337
Asset-backed securities
Collateralized loan obligations	287,844	—	—	287,844
Total available-for-sale securities	3,545,288	2,974	3,203,127	339,187
Residential loans held for sale	13,428	—	13,428	—
Derivative assets:
Interest rate swaps - fair value hedges	5,256	—	5,256	—
Interest rate swaps - nondesignated	48,366	—	48,366	—
Mortgage loan commitments	1,408	—	1,408	—
Forward sale contracts	—	—	—	—
Foreign exchange	167	—	167	—
Total derivative assets	55,197	—	55,197	—
Total fair value of assets (1)	$3,613,913	$2,974	$3,271,752	$339,187
Derivative liabilities:
Interest rate swaps - fair value hedges	$6,683	$—	$6,683	$—
Interest rate swaps - nondesignated	48,366	—	48,366	—
Forward sale contracts	272	—	272	—
Foreign exchange	118	—	118	—
Total derivative liabilities	55,439	—	55,439	—
True-up liability	13,294	—	—	13,294
Total fair value of liabilities (1)	$68,733	$—	$55,439	$13,294
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$21,228	$—	$—	$21,228
Impaired loans (3)	56,041	—	—	56,041
Other property (4)	12,510	—	—	12,510
Other real estate covered by loss share (5)	3,614	—	—	3,614
Total nonrecurring fair value	$93,393	$—	$—	$93,393

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the year ended December 31, 2014.
(2) MSRs with a recorded investment of $22.0 million were reduced by a specific valuation allowance totaling $1.0 million to a reported carrying value of $21.1 million resulting in a recovery of previously recognized expense of $0.7 million in recoveries included in loans sales and servicing income in the year ended December 31, 2014.
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

		Fair Value by Hierarchy
(In thousands)	March 31, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$3,055	$3,055	$—	$—
Non-marketable equity securities	3,281		10	3,271
U.S. States and political subdivisions	250,980	—	250,980	—
Residential mortgage-backed securities:
U.S. government agencies	1,023,994	—	1,023,994	—
Commercial mortgage-backed securities:
U.S. government agencies	85,133	—	85,133	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,548,104	—	1,548,104	—
Non-agency	8	—	1	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	172,469	—	172,469	—
Corporate debt securities	51,588	—	—	51,588
Asset-backed securities:
Collateralized loan obligations	294,559	—	—	294,559
Total available-for-sale securities	3,433,171	3,055	3,080,691	349,425
Residential loans held for sale	7,143	—	7,143	—
Derivative assets:
Interest rate swaps - fair value hedges	1	—	1	—
Interest rate swaps - nondesignated	44,672	—	44,672	—
Mortgage loan commitments	1,575	—	1,575	—
Forward sale contracts	167	—	167	—
Foreign exchange	52	—	52	—
Total derivative assets	46,467	—	46,467	—
Total fair value of assets (1)	$3,486,781	$3,055	$3,134,301	$349,425
Derivative liabilities:
Interest rate swaps - fair value hedges	10,392	—	10,392	—
Interest rate swaps - nondesignated	44,672	—	44,672	—
Foreign exchange	42	—	42	—
Total derivative liabilities	55,106	—	55,106	—
True-up liability	11,983	—	—	11,983
Total fair value of liabilities (1)	$67,089	$—	$55,106	$11,983
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$22,631	$—	$—	$22,631
Impaired loans (3)	58,296	—	—	58,296
Other property (4)	11,568	—	—	11,568
Other real estate covered by loss share (5)	19,708	—	—	19,708
Total nonrecurring fair value	$112,203	$—	$—	$112,203

(1) There were no transfers between levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2014.
(2) MSRs with a recorded investment of $22.5 million were reduced by a specific valuation allowance totaling $0.4 million to a reported carrying value of $22.0 million resulting in recovery of a previously recognized expense of $0.1 million in the three months ended March 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(3) Collateral dependent impaired loans with a recorded investment of $65.3 million were reduced by specific valuation allowance allocations totaling $7.0 million to a reported net carrying value of $58.3 million.
(4) Amounts do not include assets held at cost at March 31, 2014. During the three months ended March 31, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.8 million included in noninterest expense.
(5) Amounts do not include assets held at cost at March 31, 2014. During the three months ended March 31, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.4 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended March 31, 2015 and 2014, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 91% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third-party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBS; securities issued by the U.S. Treasury; and certain agency CMOs.  The independent pricing service uses industry-standard models to price U.S. government agencies and MBS that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of March 31, 2015, 9% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended March 31, 2015.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

discount rate used to value the true-up liability was 3.05% and 3.46% as of March 31, 2015 and 2014, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.7 million and $0.7 million, respectively, as of March 31, 2015 and March 31, 2014.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $8.6 million, $8.5 million, and $7.4 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.1 million, $4.8 million, and $4.6 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015		2014
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$339,187	$13,294	$347,610	$11,463
(Gains) losses included in earnings (1)	—	413	—	520
Unrealized gains (losses) (2)	6,682	—	1,768	—
Purchases	—	—	—	—
Settlements	362	—	47	—
Balance at ending of period	$346,231	$13,707	$349,425	$11,983

(1) Reported in "Other expense"
(2) Reported in "Other comprehensive income (loss)"

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of March 31, 2015, December 31, 2014, and March 31, 2014. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Aggregate fair value carrying amount	$4,657	$14,389	$7,143
Aggregate unpaid principal / contractual balance	4,489	13,873	6,955
Carrying amount over aggregate unpaid principal (1)	$168	$516	$188

(1) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of March 31, 2015, December 31, 2014, and March 31, 2014 are shown in the tables below.

	March 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$532,425	$532,425	$532,425	$—	$—
Available-for-sale securities	3,791,059	3,791,059	2,869	3,441,959	346,231
Held-to-maturity securities	2,855,174	2,848,912	—	2,848,912	—
Other securities	148,475	148,475	—	148,475	—
Loans held for sale	3,568	3,568	—	3,568	—
Net originated loans	12,758,492	12,588,147	—	—	12,588,147
Net acquired loans	2,317,386	2,393,942	—	—	2,393,942
Net FDIC acquired loans and loss share receivable	268,459	268,459	—	—	268,459
Accrued interest receivable	69,086	69,086	—	69,086	—
Derivatives	72,573	72,573	—	72,573	—
Financial liabilities:
Deposits	$19,925,595	$19,932,571	$—	$19,932,571	$—
Federal funds purchased and securities sold under agreements to repurchase	1,113,371	1,113,371	—	1,113,371	—
Wholesale borrowings	316,628	320,180	—	320,180	—
Long-term debt	512,625	527,018	—	527,018	—
Accrued interest payable	9,620	9,620	—	9,620	—
Derivatives	65,447	65,447	—	65,447	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$697,424	$697,424	$697,424	$—	$—
Available-for-sale securities	3,545,288	3,545,288	2,974	3,203,127	339,187
Held-to-maturity securities	2,903,609	2,875,920	—	2,875,920	—
Other securities	148,654	148,654	—	148,654	—
Loans held for sale	13,428	13,428	—	13,428	—
Net originated loans	12,398,116	12,235,530	—	—	12,235,530
Net acquired loans	2,471,723	2,564,842	—	—	2,564,842
Net FDIC acquired loans and loss share receivable	312,659	312,659	—	—	312,659
Accrued interest receivable	63,657	63,657	—	63,657	—
Derivatives	55,197	55,197	—	55,197	—
Financial liabilities:
Deposits	$19,504,665	$19,510,192	$—	$19,510,192	$—
Federal funds purchased and securities sold under agreements to repurchase	1,272,591	1,272,591	—	1,272,591	—
Wholesale borrowings	428,071	430,676	—	430,676	—
Long-term debt	505,192	516,476	—	516,476	—
Accrued interest payable	9,820	9,820	—	9,820	—
Derivatives	55,439	55,439	—	55,439	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$959,285	$959,285	$959,285	$—	$—
Available for sale securities	3,433,171	3,433,171	3,055	3,080,691	349,425
Held to maturity securities	3,079,620	2,990,161	—	2,990,161	—
Other securities	148,446	148,446	—	148,446	—
Loans held for sale	7,143	7,143	—	7,143	—
Net originated loans	10,734,797	10,621,047	—	—	10,621,047
Net acquired loans	3,232,941	3,367,024	—	—	3,367,024
Net FDIC acquired loans and loss share receivable	495,815	495,815	—	—	495,815
Accrued interest receivable	64,555	64,555	—	64,555	—
Derivatives	46,467	46,467	—	46,467	—
Financial liabilities:
Deposits	$19,811,674	$19,810,963	$—	$19,810,963	$—
Federal funds purchased and securities sold under agreements to repurchase	926,195	926,195	—	926,195	—
Wholesale borrowings	349,277	352,923	—	352,923	—
Long-term debt	324,430	330,337	—	330,337	—
Accrued interest payable	5,682	5,682	—	5,682	—
Derivatives	55,106	55,106	—	55,106	—

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

Net acquired and FDIC acquired loans – Fair values for acquired and FDIC acquired loans were estimated based on a discounted projected cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

11.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the three months ended March 31, 2015 and 2014, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $50.3 million and $65.6 million, respectively, and recognized pretax gains of $0.6 million and $1.3 million, respectively, which are included as a component of loan sales and servicing income. As of March 31, 2015 and 2014, the Corporation retained the related MSRs on $45.2 million and $57.1 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at March 31, 2015 and $2.7 billion at March 31, 2014. For the three months ended March 31, 2015 and 2014, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.6 million and $1.6 million, respectively.

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

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$22,011	$22,760
Additions	470	564
Amortization	(991)	(855)
Balance at end of period	21,490	22,469
Valuation allowance at beginning of period	(955)	(282)
Additions	(176)	(143)
Valuation allowance at end of period	(1,131)	(425)
MSRs, net carrying balance	$20,359	$22,044
Fair value at end of period	$20,526	$22,631

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three months ended March 31, 2015 and 2014.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2015 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

(Dollars in thousands)

Prepayment speed assumption (annual CPR)	12.63%
Decrease in fair value from 10% adverse change	$778
Decrease in fair value from 25% adverse change	$1,510
Discount rate assumption	9.39%
Decrease in fair value from 100 basis point adverse change	$632
Decrease in fair value from 200 basis point adverse change	$1,222
Expected weighted-average life (in months)	93

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

12.     Commitments and Guarantees

Commitments to Extend Credit

To accommodate the financial needs its customers, the Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to the Corporation's normal credit approval policies. The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments. The reserve for unfunded lending commitments at March 31, 2015, December 31, 2014, and March 31, 2014, included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $4.3 million, $5.8 million, and $7.5 million, respectively.

The Corporation's credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

Unused commitments to extend credit
(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial	$3,691,193	$3,748,690	$3,394,877
Consumer	2,343,677	2,387,623	2,237,324
Total unused commitments to extend credit	$6,034,870	$6,136,313	$5,632,201

Unused Commitments to Extend Credit. Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation.

Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 8 (Derivatives and Hedging Activities).

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The Corporation's maximum credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

Financial guarantees
(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Standby letters of credit	$275,736	$242,390	$194,118
Loans sold with recourse	39,996	45,071	38,072
Total financial guarantees	$315,732	$287,461	$232,190

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Standby Letters of Credit. Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The Corporation has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Collateral held varies, but may include marketable securities, equipment, inventory, and real estate. Except for short-term guarantees of $199.8 million at March 31, 2015, the remaining guarantees extend in varying amounts through 2019.

Loans Sold with Recourse. The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells service released residential mortgage loans to other investors which contain early payment default recourse provisions. As of March 31, 2015, December 31, 2014, and March 31, 2014, the Corporation had sold $33.1 million, $38.1 million, and $27.5 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $6.7 million, $7.3 million, and $8.2 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of March 31, 2015, the Corporation continued to service approximately $3.7 million in manufactured housing loans that were sold with recourse compared to $3.7 million and $6.4 million as of December 31, 2014 and March 31, 2014. As of March 31, 2015, the Corporation had reserved $1.1 million for potential losses from these manufactured housing loans, consistent with the reserve balance at December 31, 2014 and March 31, 2014.

The total reserve associated with loans sold with recourse was approximately $7.8 million, $8.4 million, and $9.3 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively, and is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects Management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$7,250	$1,124	$8,374
Net realized losses	(198)	—	(198)
Net increase (decrease) to reserve	(402)	2	(400)
Balance at end of period	$6,650	$1,126	$7,776

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net realized losses	(2,593)	—	(2,593)
Net increase to reserve	2,056	3	2,059
Balance at end of period	$8,200	$1,117	$9,317

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

The plaintiffs and defendants have entered into a settlement of the Lawsuit, which the court approved on September 20, 2013. Under the settlement, the defendants amended the joint proxy statement/prospectus relating to the merger to include certain supplemental disclosures to shareholders of Citizens and agreed to pay attorneys' fees and expenses as awarded by the court. An appeal of the settlement was dismissed in March 2015 and the settlement has become final.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(In thousands)	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(8,531)	$(2,985)	$(5,546)
Changes in unrealized securities' holding gains/(losses)	34,117	11,941	22,176
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(504)	(176)	(328)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(354)	(124)	(230)
Balance at the end of the period	24,728	8,656	16,072
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(102,068)	(35,722)	(66,346)
Amortization of actuarial gain	1,138	398	740
Amortization of prior service cost reclassified to other noninterest expense	410	143	267
Balance at the end of the period	(100,520)	(35,181)	(65,339)
Total Accumulated Other Comprehensive Income	$(75,792)	$(26,525)	$(49,267)

	Three Months Ended March 31, 2014
(In thousands)	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(45,072)	$(15,775)	$(29,297)
Changes in unrealized securities' holding gains/(losses)	18,044	6,315	11,729
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(494)	(173)	(321)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(56)	(20)	(36)
Balance at the end of the period	(27,578)	(9,653)	(17,925)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(57,812)	(20,233)	(37,579)
Current year actual losses/(gains)	—	—	—
Amortization of actuarial losses/(gains)	—	—	—
Amortization of prior service cost reclassified to other noninterest expense	—	—	—
Balance at the end of the period	(57,812)	(20,233)	(37,579)
Total Accumulated Other Comprehensive Income	$(85,390)	$(29,886)	$(55,504)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31, 2015	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(354)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(124)	Income tax expense (benefit)
Reclassified amount, net of tax	$(230)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended March 31, 2014	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(56)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(20)	Income tax expense (benefit)
Reclassified amount, net of tax	$(36)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
EARNINGS
Net interest income TE (1)	$189,554	$196,509	$197,644	$199,666	$197,854
TE adjustment (1)	3,931	3,998	4,066	4,089	3,954
Provision for originated loan losses	6,036	8,662	4,862	5,993	3,654
Provision for acquired loan losses	2,214	3,407	4,411	5,815	7,827
Provision/(recapture) for FDIC acquired loan losses	(2)	1,228	(81)	3,445	3,055
Noninterest income	65,847	71,960	69,733	72,560	67,270
Noninterest expense	160,652	165,041	163,145	167,400	169,331
Net income	57,139	61,079	63,898	59,519	53,455
Diluted EPS (3)	0.33	0.36	0.37	0.35	0.31
PERFORMANCE RATIOS
Return on average assets (ROA)	0.93%	0.98%	1.03%	0.98%	0.90%
Return on average equity (ROE)	8.08%	8.50%	9.03%	8.62%	7.93%
Return on average tangible common equity (1)	11.85%	12.52%	13.41%	12.92%	11.98%
Net interest margin TE (1)	3.48%	3.56%	3.60%	3.75%	3.84%
Efficiency ratio (1)	61.97%	60.39%	59.92%	60.43%	62.77%
Number of full-time equivalent employees	4,103	4,273	4,302	4,392	4,521
MARKET DATA
Book value per common share	$17.46	$17.14	$17.05	$16.88	$16.62
Tangible book value per common share (1)	11.96	11.62	11.52	11.33	11.03
Period end common share market value	19.06	18.89	17.62	19.75	20.83
Market as a % of book	109%	110%	103%	117%	125%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Common Stock dividend payout ratio	48.48%	44.44%	43.24%	45.71%	51.61%
Average basic common shares	165,411	165,395	165,389	165,335	165,060
Average diluted common shares	166,003	165,974	165,804	166,147	166,004
Period end common shares	165,453	165,390	165,384	165,393	165,087
Common shares repurchased	66	15	10	186	51
Common Stock market capitalization	$3,153,534	$3,124,217	$2,914,066	$3,266,512	$3,438,762
ASSET QUALITY (excluding acquired and FDIC acquired loans, covered OREO) (2)
Gross charge-offs	$8,567	$9,205	$11,410	$11,148	$13,160
Net charge-offs	4,187	3,849	5,929	6,159	8,022
Allowance for originated loan losses	97,545	95,696	90,883	91,950	92,116
Reserve for unfunded lending commitments	4,330	5,848	6,966	7,107	7,481
Nonperforming assets (NPAs)	68,606	55,038	63,119	60,922	62,711
Net charge-offs to average loans ratio	0.13%	0.12%	0.20%	0.22%	0.31%
Allowance for originated loan losses to period-end loans	0.76%	0.77%	0.75%	0.80%	0.85%
Allowance for credit losses to period-end loans	0.79%	0.81%	0.81%	0.86%	0.92%
NPAs to loans and other real estate	0.53%	0.44%	0.52%	0.53%	0.58%
Allowance for originated loan losses to nonperforming loans	211.66%	276.44%	231.13%	250.27%	212.01%
Allowance for credit losses to nonperforming loans	221.06%	293.34%	248.85%	269.61%	229.23%
CAPITAL & LIQUIDITY
Period end tangible common equity to assets (1)	8.14%	7.98%	8.01%	7.89%	7.69%
Average equity to assets	11.51%	11.55%	11.42%	11.40%	11.32%
Average equity to total loans	18.60%	18.67%	18.58%	18.90%	19.04%
Average total loans to deposits	77.86%	78.47%	77.36%	75.15%	73.11%
AVERAGE BALANCES
Assets	$24,905,094	$24,664,987	$24,583,776	$24,291,276	$24,144,570
Deposits	19,788,925	19,450,647	19,531,800	19,496,795	19,636,506
Originated loans	12,689,791	12,306,171	11,814,314	11,092,101	10,448,383
Acquired loans, including FDIC acquired loans, less loss share receivable	2,717,884	2,956,867	3,295,547	3,558,810	3,907,802
Earning assets	22,100,417	21,920,889	21,804,243	21,367,496	20,903,863
Shareholders' equity	2,866,362	2,849,618	2,807,886	2,768,352	2,733,226
ENDING BALANCES
Assets	$25,118,120	$24,902,347	$24,608,207	$24,564,431	$24,498,661
Deposits	19,925,595	19,504,665	19,366,911	19,298,396	19,811,674
Originated loans	12,856,037	12,493,812	12,071,759	11,467,193	10,826,913
Acquired loans, including FDIC acquired loans,less loss share receivable	2,614,847	2,810,302	3,139,521	3,458,453	3,726,952
Goodwill	741,740	741,740	741,740	741,740	741,740
Intangible assets	68,422	71,020	73,953	76,886	79,819
Earning assets	22,395,343	22,153,552	21,930,840	21,789,773	21,715,302
Total shareholders' equity	2,888,786	2,834,281	2,820,431	2,791,738	2,742,966
(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.
(2) Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans, FDIC acquired loans and covered OREO are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends. Certain non-single family loss share agreements with the FDIC expired at March 31, 2015. As of March 31, 2015, $174.6 million and $110.4 million of FDIC acquired loans remained covered by non-single family loss share agreement and single family loss share agreements, respectively, providing considerable protection against credit risk.

(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014.

HIGHLIGHTS OF FIRST QUARTER OF 2015 PERFORMANCE

The Corporation reported first quarter 2015 net income of $57.1 million, or $0.33 per diluted share. This compares with $61.1 million, or $0.36 per diluted share, for the fourth quarter 2014 and $53.5 million, or $0.31 per diluted share, for the first quarter 2014.

ROE and ROA for the first quarter 2015 were 8.08% and 0.93%, respectively, compared with 8.50% and 0.98%, respectively, for the fourth quarter 2014 and 7.93% and 0.90%, respectively, for the first quarter 2014.

Net Interest Income

Net interest income on a TE basis was $189.6 million in the first quarter 2015 compared with $196.5 million in the fourth quarter 2014 and $197.9 million in the first quarter 2014.

Net interest margin on a TE basis was 3.48% for the first quarter 2015 compared with 3.56% for the fourth quarter 2014 and 3.84% for the first quarter 2014. Net interest margin compression in the first quarter, compared with the prior quarter, resulted from anticipated lower accretion from the acquired and FDIC acquired loan portfolios due to the continued decline in the loan balances.

Average originated loans were $12.7 billion during the first quarter 2015, an increase of $383.6 million, or 3.12%, compared with the fourth quarter 2014, and an increase of $2.2 billion, or 21.45%, compared with the first quarter 2014. Average originated commercial loans increased $245.0 million, or 3.17%, compared with the prior quarter, and increased $1.2 billion, or 17.02%, compared with the year-ago quarter.

Average deposits were $19.8 billion during the first quarter 2015, an increase of $338.3 million, or 1.74%, compared with the fourth quarter 2014, and an increase of $152.4 million, or 0.78%, compared with the first quarter 2014. During the first quarter 2015, average core deposits, which exclude time deposits, increased $370.8 million, or 2.17%, compared with the fourth quarter 2014 and increased $246.7 million, or 1.43%, compared with the first quarter 2014. Average time deposits decreased $32.6 million, or 1.39%, and decreased $94.3 million, or 3.92%, respectively, over the prior and year-ago quarters. For the first quarter 2015, average core deposits accounted for 88.33% of total average deposits, compared with 87.96% for the fourth quarter 2014 and 87.76% for the first quarter 2014.

Average investments increased $53.5 million, or 0.81%, compared with the fourth quarter 2014 and increased $183.2 million, or 2.82%, compared with the first quarter 2014.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the first quarter 2015 was $65.5 million, a decrease of $6.5 million, or 8.97%, from the fourth quarter 2014 and a decrease of $1.7 million, or 2.56%, from the first quarter 2014. Included in noninterest income in the first quarter 2015 was $2.8 million of net gains on covered loan resolutions, compared to net gains of $0.5 million and $1.6 million in the fourth quarter 2014 and first quarter 2014, respectively. Offsetting this increase in noninterest income in the first quarter of 2015 were costs of $1.2 million associated with branch closures, a decrease in bank-owned life insurance income of $3.5 million due to death benefit proceeds received in the fourth quarter of 2014, a decrease in service charges on deposits of $1.9 million, and a decrease in loan sales and servicing income of $1.5 million.

Noninterest income, excluding net securities gains and losses, as a percentage of net revenue for the first quarter 2015 was 25.68% compared with 26.80% for fourth quarter 2014 and 25.36% for the first quarter 2014.

Noninterest Expense

Noninterest expense for the first quarter 2015 was $160.7 million, a decrease of $4.4 million, or 2.66%, from the fourth quarter 2014 and a decrease of $8.7 million, or 5.13%, from the first quarter 2014. Noninterest expense in the current quarter included $1.8 million of restructure costs. The Corporation's efficiency ratio was 61.97% for the first quarter 2015, compared with 60.39% for the fourth quarter 2014 and 62.77% for the first quarter 2014.

The effective tax rate was 30.80% for the first quarter 2015 compared with 29.09% for the fourth quarter 2014 and 30.85% for the first quarter 2014.

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

Net charge-offs on originated loans totaled $4.2 million in the first quarter 2015, compared to $3.8 million in the fourth quarter 2014, and $8.0 million in the first quarter 2014. Net charge-offs on originated loans were 0.13% of average originated loans at March 31, 2015, compared to 0.12% at December 31, 2014 and 0.31% at March 31, 2014.

Nonperforming assets totaled $68.6 million at March 31, 2015, an increase of $13.6 million, or 24.65%, compared with December 31, 2014 and an increase of $5.9 million, or 9.40%, compared with March 31, 2014. Nonperforming assets at March 31, 2015 represented 0.53% of period-end originated loans plus other real estate compared with 0.44% at December 31, 2014 and 0.58% at March 31, 2014. Included in first quarter 2015 nonperforming assets were $3.4 million of OREO no longer covered by FDIC loss share agreements.

The allowance for originated loan losses totaled $97.5 million at March 31, 2015. At March 31, 2015, the allowance for originated loan losses was 0.76% of period-end originated loans compared with 0.77% at

December 31, 2014 and 0.85% at March 31, 2014. The allowance for originated loan losses at March 31, 2015 compared to December 31, 2014 increased by $1.8 million. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 0.79% of period end originated loans at March 31, 2015, compared with 0.81% at December 31, 2014 and 0.92% at March 31, 2014. The allowance for credit losses to nonperforming loans was 221.06% at March 31, 2015, compared with 293.34% at December 31, 2014 and 229.23% at March 31, 2014.

Balance Sheet

The Corporation’s total assets at March 31, 2015 were $25.1 billion, an increase of $215.8 million, or 0.87%, compared with December 31, 2014 and an increase of $619.5 million, or 2.53%, compared with March 31, 2014. Total gross loans (originated, acquired, and FDIC acquired) and total deposits were $15.5 billion and $19.9 billion, respectively, at March 31, 2015, $15.3 billion and $19.5 billion, respectively, at December 31, 2014 and $14.6 billion and $19.8 billion, respectively, at March 31, 2014. Core deposits totaled $17.6 billion at March 31, 2015, an increase of $339.3 million, or 1.97%, from December 31, 2014 and an increase of $126.7 million, or 0.73%, from March 31, 2014.

Shareholders’ equity was $2.9 billion, $2.8 billion and $2.7 billion as of March 31, 2015, December 31, 2014, and March 31, 2014. The Corporation maintained a strong capital position as tangible common equity to assets was 8.14% at March 31, 2015, compared with 7.98% at December 31, 2014 and 7.69% at March 31, 2014. The common share cash dividend paid in the first quarter 2015 was $0.16 per share.

On January 1, 2015, the Corporation became subject to the Basel III capital framework and standardized approach for calculating risk-weighted assets. At March 31, 2015, Basel III capital ratios on a transitional basis remain well in excess of applicable regulatory requirements, with a total risk-based capital ratio of 13.72%, and a common equity tier 1 risk-based capital ratio of 10.60%.

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
To the extent that the information contained within this section describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statues, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the business of the Corporation.
New Capital Rules

On January 1, 2015, the Corporation and the Bank adopted the Basel III capital framework and standardized approach for calculating risk-weighted assets. The implementation of the Basel III capital requirements is transitional and phases in from January 1, 2015 through the end of 2018. The Basel III capital requirements emphasize CET1, which replaces tier 1 common equity. CET1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles, net of taxes, MSRs, net of taxes, and DTAs that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of common equity tier 1 capital and perpetual preferred stock. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALL. Periods presented prior to March 31, 2015 are reported on a Basel I basis.

Basel III includes new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Basel III, when fully phased-in on January 1, 2019, requires a new minimum CET1 risk-based capital of 4.5%. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banking organizations are now subject to a 4.0% minimum leverage ratio. The required total risk based capital ratio is not changed. Failure to maintain the required capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

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

For additional information on regulatory developments, refer to Item 1. “Business, Regulation and Supervision” of the 2014 Form 10-K.

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
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. The new Basel III rules, effective January 1, 2015, replace tier 1 common equity and the tier 1 common equity ratio with CET1 and CET1 risk-based capital ratio. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the CET1 measure, including on a risk-weighted basis. Tangible common equity and CET1 are not formally defined by GAAP; accordingly, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than the Corporation's disclosed calculations. Since analysts and banking regulators assess the Corporation's capital adequacy using tangible common shareholders' equity and CET1, Management believes this information will assist investors to assess the Corporation's capital adequacy on these same bases.
CET1 capital is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank's various balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of several regulatory risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at CET1 (non-GAAP). CET1 is also divided by the risk-weighted assets to determine the CET1 risk-based capital ratio. The amounts disclosed as risk-weighted assets are calculated consistent with current banking regulatory requirements.
The Corporation calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the Basel III, which became effective for the Corporation and the Bank on January 1, 2015. Because the Basel III rules are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation’s disclosed calculations. Since analysts and banking regulators may assess the Corporation’s capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation’s capital adequacy on the same basis.

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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		March 31, 2015	December 31, 2014	March 31, 2014
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,888,786	$2,834,281	$2,742,966
Less:	Intangible assets	68,422	71,020	79,819
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$1,978,624	$1,921,521	$1,821,407
Total assets (GAAP)		25,118,120	24,902,347	24,498,661
Less:	Intangible assets	68,422	71,020	79,819
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$24,307,958	$24,089,587	$23,677,102
Tangible common equity to tangible assets ratio (non-GAAP)		8.14%	7.98%	7.69%
Capital (1)		(Basel III)	(Basel I)	(Basel I)
Shareholders' equity (GAAP)		$2,888,786	$2,834,281	$2,742,966
Plus:	Net unrealized (gains)/ losses on investment securities related to AOCI	(16,072)	5,546	17,925
	Defined benefit postretirement plan losses related to AOCI	65,339	66,346	37,579
	Trust preferred securities	—	—	74,501
	Goodwill (GAAP)	741,740	741,740	741,740
	Less: Deferred tax liability associated with goodwill (1)	19,023	—	—
Less:	Net non-qualifying goodwill (regulatory) (1)	722,717	741,740	741,740
	Intangible assets (GAAP)	68,422	71,020	79,819
	Less: Deferred tax liability associated with intangible assets (1)	21,187	—	—
Less:	Net intangible assets (Regulatory)	47,235	71,020	79,819
	Disallowed deferred tax asset (1)	190,102	87,001	129,200
	Other adjustments (1)	(28,341)	1,951	1,774
Tier 1 capital (regulatory)		2,006,340	2,004,461	1,920,438
Less:	Preferred Stock	100,000	100,000	100,000
	Trust preferred securities	—	—	74,501
Plus:	Tier 1 capital adjustments	100,000	—	—
Tier 1 common equity (non-GAAP) (1)		N/A	$1,904,461	$1,745,937
CET1 capital (non-GAAP) (1)		$2,006,340	N/A	N/A
Risk-weighted assets (regulatory) (1)		$18,934,941	$17,391,022	$16,687,071
Tier 1 common equity ratio (non-GAAP) (1)		N/A	10.95%	10.46%
CET1 risk-based capital ratio (non-GAAP) (1)		10.60%	N/A	N/A

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		March 31, 2015	December 31, 2014	March 31, 2014
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,888,786	$2,834,281	$2,742,966
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity (non-GAAP)		2,788,786	2,734,281	2,642,966
Less:	Intangible assets	68,422	71,020	79,819
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$1,978,624	$1,921,521	$1,821,407
Period end common shares		165,453	165,390	165,087
Book value per share		$17.46	$17.14	$16.62
Common equity per share		16.86	16.53	16.01
Tangible book value per common share		11.96	11.62	11.03

		Three Months Ended March 31,
(Dollars in thousands)		2015	2014
Net income (GAAP)		$57,139	$53,455
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses, net of taxes	—	628
	Branch closure costs	783	—
	Restructure expenses	1,149	—
	Total adjusted charges	1,932	628
	Adjusted net income (non-GAAP)	$59,071	$54,083
Annualized net income (GAAP)		$231,730	$216,790
	Annualized adjusted net income (non-GAAP)	$239,566	$219,337
Average assets (GAAP)		$24,905,094	$24,144,570
Average equity (GAAP)		2,866,362	2,733,226
Less:	Average Preferred Stock	100,000	100,000
Average common shareholders' equity (non-GAAP)		2,766,362	2,633,226
Less:	Average intangible assets	69,692	81,253
	Average goodwill	741,740	741,739
Average tangible common equity (non-GAAP)		$1,954,930	$1,810,234

Return on average assets (GAAP)		0.93%	0.90%
Adjusted return on average assets net of adjusted charges (non-GAAP)		0.96%	0.91%
Return on average equity (GAAP)		8.08%	7.93%
Adjusted return on average equity net of adjusted charges (non-GAAP)		8.36%	8.02%
Return on average tangible common equity (non-GAAP) (3)		11.85%	11.98%
Adjusted return on average tangible common equity net adjusted charges (non-GAAP)		12.25%	12.12%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended March 31,
(Dollars in thousands)		2015	2014
Net interest income (GAAP)		$185,623	$193,900
TE Adjustment		3,931	3,954
Net interest income TE (non-GAAP)		189,554	197,854
Noninterest income (GAAP)		65,847	67,270
Adjustments to noninterest income (2)
Less:	Securities gains /(losses)	354	56
Plus:	Branch closure costs and acquisition related expenses (3)	1,205	—
	Adjusted noninterest income (non-GAAP)	66,698	67,214
Adjusted total revenue, TE excluding securities gains/(losses) (non-GAAP)		256,252	265,068
Noninterest expense (GAAP)		160,652	169,331
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,598	2,936
	Adjusted noninterest expense, excluding amortization of intangibles	158,054	166,395
Less:	Restructure expenses	1,767	—
	Branch closures costs and acquisition related expenses (3)	—	966
	Adjusted noninterest expense (non-GAAP)	$156,287	$165,429

Net interest margin on a TE basis (non-GAAP)		3.48%	3.84%
Fee income ratio (non-GAAP)		25.68%	25.36%
Efficiency ratio, excluding amortization of intangible assets and security gains/(losses) (non-GAAP)		61.97%	62.77%
Adjusted efficiency ratio (non-GAAP)		60.99%	62.41%

(1) The Basel III capital rules, effective effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 and the CET1 risk-based capital ratio. These ratios reflect the transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. Periods prior to March 31, 2015 are reported on a Basel I basis.
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

RESULTS OF OPERATIONS
Figure 3. Average Tax-Equivalent Balance Sheets-Quarter to Date

	Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$563,265			$500,559			$959,071
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,329,725	$26,760	2.04%	5,257,657	$26,803	2.02%	5,151,341	$25,910	2.04%
Obligations of states and political subdivisions (tax exempt)	733,157	9,147	5.06%	767,026	8,636	4.47%	739,875	8,613	4.72%
Other securities and federal funds sold	604,876	5,190	3.48%	589,608	5,213	3.51%	593,362	6,113	4.18%
Total investment securities and federal funds sold	6,667,758	41,097	2.50%	6,614,291	40,652	2.44%	6,484,578	40,636	2.54%
Loans held for sale	5,478	57	4.22%	16,708	145	3.44%	6,804	59	3.53%
Loans, including loss share receivable (2)	15,427,181	162,292	4.27%	15,289,890	169,302	4.39%	14,412,481	171,135	4.82%
Total earning assets	22,100,417	$203,446	3.73%	21,920,889	$210,099	3.80%	20,903,863	$211,830	4.11%
Total allowance for loan losses	(144,363)			(138,540)			(138,891)
Other assets	2,385,775			2,382,079			2,420,527
Total assets	$24,905,094			$24,664,987			$24,144,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,728,763	$—	—%	$5,706,631	$—	—%	$5,488,751	$—	—%
Interest-bearing	3,209,285	767	0.10%	3,021,188	727	0.10%	3,045,952	737	0.10%
Savings and money market accounts	8,542,154	5,547	0.26%	8,381,548	5,496	0.26%	8,698,817	5,559	0.26%
Certificates and other time deposits	2,308,723	2,177	0.38%	2,341,280	2,525	0.43%	2,402,986	2,464	0.42%
Total deposits	19,788,925	8,491	0.17%	19,450,647	8,748	0.18%	19,636,506	8,760	0.18%
Securities sold under agreements to repurchase	1,024,863	243	0.10%	1,241,948	294	0.09%	884,065	197	0.09%
Wholesale borrowings	350,991	2,340	2.70%	450,587	2,360	2.08%	276,324	1,129	1.66%
Long-term debt	505,275	2,818	2.26%	350,535	2,188	2.48%	324,428	3,890	4.86%
Total interest-bearing liabilities	15,941,291	13,892	0.35%	15,787,086	13,590	0.34%	15,632,572	13,976	0.36%
Other liabilities	368,678			321,652			290,021
Shareholders’ equity	2,866,362			2,849,618			2,733,226
Total liabilities and shareholders’ equity	$24,905,094			$24,664,987			$24,144,570
Net yield on earning assets	$22,100,417	$189,554	3.48%	$21,920,889	$196,509	3.56%	$20,903,863	$197,854	3.84%
Interest rate spread			3.38%			3.46%			3.75%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $3.9 million, $4.0 million, and $4.0 million for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.
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

Figure 4. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended March 31,
	2015 and 2014
	Increase (Decrease) In Interest Income/Expense
(In thousands)	Due to Volume	Due to Rate	Net
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$1,040	$(1,113)	$(73)
Tax-exempt	(79)	613	534
Loans held for sale	(13)	11	(2)
Loans	11,525	(20,368)	(8,843)
Total interest income-TE	12,473	(20,857)	(8,384)
INTEREST EXPENSE
Interest on deposits:
Interest bearing	39	(9)	30
Savings and money market accounts	(101)	89	(12)
Certificates and other time deposits	(94)	(193)	(287)
Securities sold under agreements to repurchase	32	14	46
Wholesale borrowings	363	848	1,211
Long-term debt	1,577	(2,649)	(1,072)
Total interest expense	1,816	(1,900)	(84)
Net interest income-TE	$10,657	$(18,957)	$(8,300)

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 5 provides net interest income-TE and net interest margin totals for the three months ended March 31, 2015 and 2014:

Figure 5. Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net interest income	$185,623	$193,900
Tax equivalent adjustment	3,931	3,954
Net interest income-TE	189,554	197,854
Average earning assets	$22,100,417	$20,903,863
Net interest margin	3.48%	3.84%

For the three months ended March 31, 2015, net interest income-TE was $189.6 million, a decrease of $8.3 million, or 4.20%, from the year ago period. The net interest margin for the three months ended March 31, 2015 was 3.48%, 36 basis points lower than 3.84% for the same year ago quarter. The decrease in taxable equivalent net interest income was attributable to a decrease in originated and covered loan yields, partially offset by the benefit provided by an increase in average earning assets. Average earning assets increased by $1.2 billion, or 5.72%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in average earnings assets primarily reflected a $1.0 billion increase in average total loans and a $183.2 million increase in average investments. The average yield on earning assets decreased from 4.11% in the first quarter of 2014 to 3.73% in the first quarter of 2015 primarily from decreased yields on originated and covered loans. Originated loan yields were down 17 basis points to 3.51% from the year ago quarter due to competitive pricing pressures in a low rate environment and repayments on higher yielding loans. The yield on covered loans was down 86 basis points from the year ago quarter due to a $8.1 million decrease in covered loan discount accretion, partly offset by a $3.7 million favorable reduction in the indemnification asset amortization. These reductions are the result of the continued decline in FDIC acquired loan average balances. The average balances have declined $233.5 million, or 41.4%, from the year ago quarter. The yield on acquired loans was down 1 basis point to 7.93%, partially offsetting the decreases in the yields of the originated and covered loan portfolios.

Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $1.0 million, while the lower interest rate environment resulted in a decrease in investment interest income of $0.5 million year over year. The lower rates paid on interest bearing deposits during the current quarter resulted in a net decrease of $0.3 million in interest expense for the three months ended March 31, 2015, compared to the same prior year period. Higher quarterly average wholesale borrowings and lower rates during the first quarter of 2015 caused a net increase in interest expense of $1.2 million compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.06% for the three months ended March 31, 2015 and 0.07% at March 31, 2014.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three months ended March 31, 2015 and March 31, 2014 totaled $65.5 million and $67.2 million, respectively. Noninterest income decreased $1.4 million, or 2.12%, compared to the three month period ended March 31, 2014. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 25.68% for the three months ended March 31, 2015, up slightly from 25.36% in the year ago quarter. Significant changes in noninterest income for the three months ended March 31, 2015 are discussed immediately after Figure 6.

Figure 6. Noninterest Income

	Three Months Ended March 31,		% Increase (Decrease) 2015 vs. 2014
(Dollars in thousands)	2015	2014
Trust department income	$10,149	$9,748	4.11%
Service charges on deposits	15,668	16,648	(5.89)%
Credit card fees	12,649	12,152	4.09%
ATM and other service fees	6,099	5,819	4.81%
Bank owned life insurance income	3,592	3,582	0.28%
Investment services and life insurance	3,704	3,516	5.35%
Investment securities gains/(losses), net	354	56	532.14%
Loan sales and servicing income	1,600	3,730	(57.10)%
Other operating income	12,032	12,019	0.11%
Total noninterest income	$65,847	$67,270	(2.12)%

Noninterest income as a percent of net revenue (1)	25.68%	25.36%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

Loan sales and servicing income includes amortization and impairment or recovery of MSRs, changes in the fair value value of residential mortgage loans held for sale, as well as changes in the value of derivatives used to hedge those loans held for sale. Total loan sales and servicing income decreased by $2.1 million, or 57.10%, in the three months ended March 31, 2015 as compared to the same prior year period. The overall decrease is being driven by lower loan sales and servicing income. The Corporation's mortgage banking business was restructured as of January 1, 2015 and resulted in a lower volume of loans sold in the three months ended March 31, 2015. While the Corporation continues to originate residential mortgage loans, it has partnered with a third party to process, underwrite, close, and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages. The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at March 31, 2015 and $2.7 billion at March 31, 2014 resulting in loan servicing fees of approximately $1.6 million in each of the three month periods ended March 31, 2015 and March 31, 2014. Also contributing to the decrease in income year over year is the recognition of $1.2 million in costs associated with branch closures which were recorded as a reduction to other operating income in the three months ended March 31, 2015.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2015 totaled $160.7 million compared with $169.3 million in the same period one year ago, a decrease of $8.7 million, or 5.13%. Significant changes in noninterest expense for the three months ended March 31, 2015 are discussed immediately after Figure 7.

Figure 7. Noninterest Expense

	Three Months Ended March 31,		% Increase (Decrease) 2015 vs 2014
(Dollars in thousands)	2015	2014
Salaries and wages	$71,914	$71,669	0.34%
Pension and employee benefits	18,612	17,344	7.31%
Net occupancy expense	15,954	17,014	(6.23)%
Equipment expense	11,025	11,911	(7.44)%
Taxes, other than federal income taxes	2,014	2,774	(27.40)%
Stationery, supplies and postage	3,528	4,108	(14.12)%
Bankcard, loan processing, and other costs	11,139	10,834	2.82%
Advertising	2,747	3,516	(21.87)%
Professional services	4,010	5,359	(25.17)%
Telephone	2,574	2,908	(11.49)%
Amortization of intangibles	2,598	2,936	(11.51)%
FDIC insurance expense	5,167	5,971	(13.47)%
Other operating expense	9,370	12,987	(27.85)%
Total Noninterest Expense	$160,652	$169,331	(5.13)%

Net occupancy expense decreased $1.1 million, or 6.23%, as compared to the first quarter of 2014. The first quarter of 2014 had higher than usual snow removal and utility costs due to the severe weather across the Corporation's entire footprint. Professional services expense decreased $1.3 million, or 25.17%, as compared to the first quarter 2014. Included in expense in the three months ended March 31, 2014 were professional and legal fees of $0.7 million related to the Citizens acquisition.

Income Taxes

Income tax expense was $25.4 million and $23.8 million for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015 was 30.80% compared to 30.85% for the three months ended March 31, 2014.

LINE OF BUSINESS RESULTS

The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment.

The following tables present a summary of financial results for the three months ended March 31, 2015 and 2014. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 7 (Segment Information) to the consolidated financial statements.

Figure 8. Line of Business Results

	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
March 31, 2015	QTD	QTD	QTD	QTD	QTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$101,056	$91,095	$5,353	$(7,950)	$189,554
Provision/(recapture) for loan losses	(526)	7,533	(170)	1,411	8,248
Noninterest income	22,490	21,737	13,976	7,644	65,847
Noninterest expense	61,653	88,271	13,719	(2,991)	160,652
Net income/(loss)	39,785	11,068	3,756	2,530	57,139
AVERAGES:
Assets	9,454,218	5,845,417	302,186	9,303,273	24,905,094
Loans	9,506,529	5,570,590	292,016	58,046	15,427,181
Earnings assets	9,794,483	5,582,849	292,016	6,431,069	22,100,417
Deposits	6,886,945	11,124,158	1,240,960	536,862	19,788,925
Economic capital	848,890	479,188	55,187	1,483,097	2,866,362

	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
March 31, 2014	QTD	QTD	QTD	QTD	QTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$106,163	$93,250	$4,678	$(6,237)	$197,854
Provision/(recapture) for loan losses	5,706	8,339	(45)	536	14,536
Noninterest income	21,306	27,035	13,464	5,465	67,270
Noninterest expense	63,966	96,701	13,518	(4,854)	169,331
Net income/(loss)	36,884	9,909	3,035	3,627	53,455
AVERAGES:
Assets	9,072,390	5,449,856	241,618	9,380,706	24,144,570
Loans	9,061,371	5,084,555	230,429	36,126	14,412,481
Earnings assets	9,308,031	5,101,740	230,429	6,263,663	20,903,863
Deposits	6,645,640	11,753,015	1,009,811	228,039	19,636,505
Economic capital	654,922	320,090	57,784	1,700,430	2,733,226

The commercial segment's net income resulted in an increase of $2.9 million, or 7.87% for the three months ended March 31, 2015 to $39.8 million, from $36.9 million for the three months ended March 31, 2014. TE adjusted net interest income for the commercial segment totaled $101.1 million for the three months ended March 31, 2015 compared to $106.2 million for the three months ended March 31, 2014, a decrease of $5.1 million, or 4.81%. This decrease is a result of margin compression in the commercial portfolio of acquired and covered loans, partially offset by higher commercial loan balances. The provision for loan losses for the commercial segment was a recapture of $0.5 million for the three months ended March 31, 2015 compared to $5.7 million for the three months ended March 31, 2014. Net charge-offs were $0.4 million for the three months ended March 31, 2015, compared to $4.1 million during the same period in 2014. Noninterest income increased $1.2 million to $22.5 million for the three months ended March 31, 2015 compared to $21.3 million for the same period in 2014. Noninterest expense for the commercial segment was $61.7 million for the three months ended March 31, 2015, down from $64.0 million for the same period of 2014.

The retail segment's net income resulted in an increase of $1.2 million or 11.70% for the three months ended March 31, 2015 to $11.1 million, from $9.9 million for the three months ended March 31, 2014. TE adjusted net interest income totaled $91.1 million for the three months ended March 31, 2015 compared to $93.3 million for the three months ended March 31, 2014, a decrease of $2.2 million, or 2.31%, attributable primarily to margin compression from lower yields and declines in the acquired loan portfolio. Provision for loan losses totaled $7.5 million for the three months ended March 31, 2015 compared to $8.3 million for the three months ended March 31, 2014, a decrease of $0.8 million. Net charge-offs increased slightly to $3.8 million for the three months ended March 31, 2015, compared to $3.5 million during the same period in 2014. Noninterest income was $21.7 million for the three months ended March 31, 2015 compared to $27.0 million for the three months ended March 31, 2014, a decrease of $5.3 million, or 19.60%, attributable to lower service charges on deposits and loan sales and servicing income. Also, retail experienced a $1.2 million charge related to branch consolidations. Noninterest expense decreased $8.4 million, or 8.72%, to $88.3 million for the three months ended March 31, 2015 compared to $96.7 million for the three months ended March 31, 2014. This reduction was driven mainly by lower personnel expenses from branch consolidations and lower operating losses in the Mortgage business.
The wealth segment's net income resulted in an increase of $0.7 million or 23.8% for the three months ended March 31, 2015 to $3.8 million, from $3.0 million for the three months ended March 31, 2014. Net interest income totaled $5.4 million for the three months ended March 31, 2015 compared to $4.7 million for the three months ended March 31, 2014, an increase of $0.7 million, or 14.43%, attributable to an increase in loan and deposit balances. Recapture of provision expense increased by $0.1 million from the same period in 2014. Noninterest income was $14.0 million for the three months ended March 31, 2015 compared to $13.5 million for the three months ended March 31, 2014, an increase of $0.5 million, or 3.80%, attributable to greater brokerage and trust fees. Noninterest expense resulted in an increase of $0.2 million, or 1.49%, to $13.7 million for the three months ended March 31, 2015 compared to $13.5 million for the three months ended March 31, 2014.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net gain of $2.5 million for the three months ended March 31, 2015, a decrease of $1.1 million compared to the three months ended March 31, 2014.

FINANCIAL CONDITION
Investment Securities

The following table provides information with respect to amortized cost and fair value of the Corporation's investment security portfolio.

Figure 9. Investment Securities

	March 31, 2015			December 31, 2014			March 31, 2014
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$3,774,542	$3,791,059	$16,517	$3,562,537	$3,545,288	$(17,249)	$3,471,126	$3,433,171	$(37,955)
Held-to-maturity securities (2)	2,855,174	2,848,912	(6,262)	2,903,609	2,875,920	(27,689)	3,079,620	2,990,161	(89,459)
Other securities (3)	148,475	148,475	—	148,654	148,654	—	148,446	148,446	—
Total investment securities	$6,778,191	$6,788,446	$10,255	$6,614,800	$6,569,862	$(44,938)	$6,699,192	$6,571,778	$(127,414)

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in CLOs as these securities are viewed as offering relative value compared to other investment vehicles in addition to being a floating rate asset, which is conducive to the Corporation’s asset liability risk position. No CLO investments were made until the second quarter of 2013. The CLO portfolio had an amortized cost of $297.5 million as of March 31, 2015, compared to $297.4 million as of December 31, 2014 and $297.3 million as of March 31, 2014. Net unrealized losses on the CLO portfolio amounted to $3.5 million, $9.6 million, and $2.7 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The fair value of the CLOs have been impacted by increased supply which has widened spreads. The current weighted average yield on our CLO portfolio approximates 2.70% as of March 31, 2015. The new Volcker regulations, as originally adopted, may affect the Corporation’s ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities with no restriction.

Loans

Total loans at March 31, 2015 were $15.5 billion compared to $15.3 billion at December 31, 2014 and $14.6 billion at March 31, 2014. Total loans as of March 31, 2015 include $2.3 billion in acquired loans and $310.0 million in FDIC acquired loans, including a loss share receivable of $20.0 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. FDIC acquired loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and FDIC acquired loans.

Figure 10. Period End Loans by Product Type

	As of March 31, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$8,031,892	62.5%	$1,011,170	43.5%	$179,547	61.9%	$9,222,609	59.6%
Residential mortgages	639,980	5.0%	378,192	16.2%	40,470	14.0%	1,058,642	6.9%
Installment	2,500,288	19.4%	717,693	30.9%	4,781	1.6%	3,222,762	20.8%
Home equity lines	1,134,238	8.8%	217,824	9.4%	65,170	22.5%	1,417,232	9.2%
Credit card	160,766	1.3%	—	—%	—	—%	160,766	1.0%
Leases	388,873	3.0%	—	—%	—	—%	388,873	2.5%
Subtotal	12,856,037	100.0%	2,324,879	100.0%	289,968	100.0%	15,470,884	100.0%
Loss share receivable	—	n/m	—	n/m	20,005	n/m	20,005	n/m
Total Loans	12,856,037	n/m	2,324,879	n/m	309,973	n/m	15,490,889	n/m
Allowance for loan losses	(97,545)	n/m	(7,493)	n/m	(41,514)	n/m	(146,552)	n/m
Net Loans	$12,758,492	n/m	$2,317,386	n/m	$268,459	n/m	$15,344,337	n/m

	As of December 31, 2014
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$7,830,085	62.7%	$1,086,899	43.9%	$211,607	63.9%	$9,128,591	59.6%
Residential mortgages	625,283	5.0%	394,484	15.9%	41,276	12.5%	1,061,043	6.9%
Installment	2,393,451	19.1%	764,168	30.8%	4,874	1.5%	3,162,493	20.7%
Home equity lines	1,110,336	8.9%	233,629	9.4%	73,365	22.1%	1,417,330	9.3%
Credit card	164,478	1.3%	—	—%	—	—%	164,478	1.1%
Leases	370,179	3.0%	—	—%	—	—%	370,179	2.4%
Subtotal	12,493,812	100.0%	2,479,180	100.0%	331,122	100.0%	15,304,114	100.0%
Loss share receivable	—	n/m	—	n/m	22,033	n/m	22,033	n/m
Total Loans	12,493,812	n/m	2,479,180	n/m	353,155	n/m	15,326,147	n/m
Allowance for loan losses	(95,696)	n/m	(7,457)	n/m	(40,496)	n/m	(143,649)	n/m
Net Loans	$12,398,116	n/m	$2,471,723	n/m	$312,659	n/m	$15,182,498	n/m

	As of March 31, 2014
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$7,083,192	65.4%	$1,562,878	48.2%	$341,267	69.5%	$8,987,337	61.8%
Residential mortgages	555,971	5.1%	446,374	13.8%	49,411	10.1%	1,051,756	7.2%
Installment	1,835,522	17.0%	943,354	29.2%	5,531	1.1%	2,784,407	19.1%
Home equity lines	946,802	8.7%	283,309	8.8%	94,828	19.3%	1,324,939	9.1%
Credit card	147,917	1.4%	—	—%	—	—%	147,917	1.0%
Leases	257,509	2.4%	—	—%	—	—%	257,509	1.8%
Subtotal	10,826,913	100.0%	3,235,915	100.0%	491,037	100.0%	14,553,865	100.0%
Loss share receivable	—	n/m	—	n/m	54,748	n/m	54,748	n/m
Total Loans	10,826,913	n/m	3,235,915	n/m	545,785	n/m	14,608,613	n/m
Allowance for loan losses	(92,116)	n/m	(2,974)	n/m	(49,970)	n/m	(145,060)	n/m
Net Loans	$10,734,797	n/m	$3,232,941	n/m	$495,815	n/m	$14,463,553	n/m

n/m = Not Meaningful
(1) Loans assumed from Citizens.
(2) Loans acquired in an FDIC-assisted transaction. Certain non-single family loss share agreements with the FDIC expired at March 31, 2015. As of March 31, 2015, $174.6 million and $110.4 million of FDIC acquired loans remained covered by non-single family loss share agreement and single family loss share agreements, respectively, providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2014 by $0.4 billion, or 2.90%, and increased from March 31, 2014 by $2.0 billion, or 18.74%. This increase was driven primarily by higher commercial loans, which increased 2.58% from December 31, 2014 and 13.39% from March 31, 2014 due to the Corporation's expansion into the Chicago, Illinois, Michigan and Wisconsin areas. The growth in commercial loans was also attributable to increases in asset-based lending as well as new business within the specialty lending group such as the capital markets, healthcare, and leasing lines of business. The leasing line of business has seen considerable increase in activity. As of March 31, 2015, leases totaled $388.9 million compared to $370.2 million and $257.5 million at December 31, 2014 and March 31, 2014, respectively, resulting in increases of $18.7 million, or 5.05%, from December 31, 2014 and $131.4 million, or 51.01%, from March 31, 2014.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2014 by $14.7 million, or 2.35%, and increased from March 31, 2014 by $84.0 million, or 15.11%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year. The Corporation's mortgage banking business was restructured as of January 1, 2015. The Corporation will continue to originate residential mortgage loans but has partnered with a third party to process, underwrite, close and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages.

Outstanding home equity loans increased from December 31, 2014 by $23.9 million, or 2.15%, and increased from March 31, 2014 by $187.4 million, or 19.80%. Installment loans increased from December 31, 2014 by $106.8 million, or 4.46%, and increased from March 31, 2014 by $664.8 million, or 36.22%.

The Corporation has approximately $4.9 billion of loans secured by real estate. Approximately 85.36% of the property underlying these loans is located within the Corporation's primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens' acquisition during the second quarter of 2013. Total acquired loans was $2.3 billion as of March 31, 2015, a decrease from December 31, 2014 and March 31, 2014 of $154.3 million, or 6.22%, and $0.9 billion, or 28.15%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

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

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington non-single family loans covered by loss share agreement expired on March 31, 2015. As of March 31, 2015, $5.0 million of FDIC acquired George Washington loans were no longer covered by the non-single family loss share agreement while $174.6 million of FDIC acquired Midwest loans remained covered by the non-single family loss share agreement. The non-single family loss share agreement for the Midwest loans will expire as of June 30, 2015. As of March 31, 2015, $110.4 million single family loans remained covered by loss share agreements between the FDIC and the Corporation, until the agreements expire in 2020.

Total FDIC acquired loans, including the loss share receivable, were $310.0 million as of March 31, 2015, a decrease from December 31, 2014 and March 31, 2014 of $43.2 million, or 12.23%, and $235.8 million, or 43.21%, respectively. The FDIC acquired loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

These FDIC acquired loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL and are accounted for as acquired impaired loans. A loss share receivable was recorded as of the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain FDIC acquired loans. These expected reimbursements are recorded as part of FDIC acquired loans.

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

At March 31, 2015, the allowance for originated loan losses was $97.5 million, or 0.76% of originated loans outstanding, compared to $95.7 million, or 0.77%, and $92.1 million, or 0.85%, at December 31, 2014 and March 31, 2014, respectively. The allowance equaled 211.66% of nonperforming loans at March 31, 2015 compared to 276.44% and 212.01% at December 31, 2014 and March 31, 2014. The additional reserves related to qualitative risk factors totaled $55.1 million at March 31, 2015 compared to $57.0 million and $40.9 million at December 31, 2014 and March 31, 2014, respectively. Nonperforming loans have increased by $11.5 million or 33.13% when compared to December 31, 2014 and increased by $2.6 million, or 6.07%, when compared to March 31, 2014.

Net charge-offs on originated loans were $4.2 million and 0.13% of average originated loans outstanding during the three months ended March 31, 2015 compared to $8.0 million and 0.31% of average originated loans outstanding during the three months ended March 31, 2014. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at March 31, 2015, December 31, 2014, and March 31, 2014 was $4.3 million, $5.8 million, and $7.5 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $101.9 million, $101.5 million, and $99.6 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Figure 11. Summary of the Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Allowance for Originated Loan Losses-beginning of period	$95,696	$96,484
Originated loans charged off:
Commercial	685	5,153
Mortgage	424	559
Installment	4,605	4,584
Home equity	911	838
Credit cards	1,452	1,455
Leases	—	—
Overdrafts	490	571
Total charge-offs	8,567	13,160
Originated Recoveries:
Commercial	325	1,029
Mortgage	35	38
Installment	2,868	2,738
Home equity	613	699
Credit cards	366	418
Manufactured housing	13	11
Leases	4	—
Overdrafts	156	205
Total recoveries	4,380	5,138
Originated net charge-offs	4,187	8,022
Provision for originated loan losses	6,036	3,654
Allowance for originated loan losses-end of period	$97,545	$92,116
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of period	$5,848	$7,907
Provision for/(relief of) credit losses	(1,518)	(426)
Balance at end of period	4,330	7,481
Allowance for credit losses	$101,875	$99,597
Average originated loans outstanding	12,689,791	10,448,383
Ratio to average originated loans:
Originated net charge-offs	0.13%	0.31%
Provision for originated loan losses	0.19%	0.14%
Originated loans outstanding-end of period	12,856,037	10,826,913
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.76%	0.85%
As a percentage of nonperforming originated loans	211.66%	212.01%
As a multiple of originated net charge-offs	5.74	2.83
Allowance for credit losses:
As a percentage of period-end originated loans	0.79%	0.92%
As a percentage of nonperforming originated loans	221.06%	229.23%
As a multiple of annualized net charge-offs	6.00	3.06

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 12. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of March 31, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$35,792	$15,000	$—	$26,882	$7,632	$815	$24,822	$110,943
Allowance	10,042	317	—	1,005	254	263	1,416	13,297
Collective Loan Impairment Components:
Commercial loans based on risk rating:
Grade 1 loan balance	59,380	667	13,052					73,099
Grade 1 allowance	3	—	1					4
Grade 2 loan balance	191,008	3,368	5,782					200,158
Grade 2 allowance	9	3	—					12
Grade 3 loan balance	1,405,007	401,848	69,686					1,876,541
Grade 3 allowance	1,045	186	45					1,276
Grade 4 loan balance	3,503,044	2,240,985	297,790					6,041,819
Grade 4 allowance	17,451	7,118	506					25,075
Grade 5 (Special Mention) loan balance	88,445	29,976	1,307					119,728
Grade 5 allowance	6,831	678	28					7,537
Grade 6 (Substandard) loan balance	35,221	22,151	1,256					58,628
Grade 6 allowance	4,457	2,263	49					6,769
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,455,393	1,123,549	158,453	601,509	4,338,904
Current loans allowance				10,427	16,607	5,480	3,612	36,126
30 days past due loan balance				10,971	1,345	625	6,368	19,309
30 days past due allowance				671	649	528	215	2,063
60 days past due loan balance				3,032	323	273	1,872	5,500
60 days past due allowance				517	297	378	255	1,447
90+ days past due loan balance				4,010	1,389	600	5,409	11,408
90+ days past due allowance				738	1,626	1,152	423	3,939
Total originated loans	$5,317,897	$2,713,995	$388,873	$2,500,288	$1,134,238	$160,766	$639,980	$12,856,037
Total allowance for originated loan losses	$39,838	$10,565	$629	$13,358	$19,433	$7,801	$5,921	$97,545

	As of December 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$11,759	$23,300	$—	$24,905	$7,379	$854	$25,251	$93,448
Allowance	72	2,914	—	1,178	207	296	1,283	5,950
Collective Loan Impairment Components:
Commercial loans based on risk rating:
Grade 1 loan balance	52,676	1,361	4,451					58,488
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	186,278	3,454	14,959					204,691
Grade 2 allowance	8	—	1					9
Grade 3 loan balance	1,340,100	340,355	71,908					1,752,363
Grade 3 allowance	830	191	6					1,027
Grade 4 loan balance	3,413,446	2,228,833	277,277					5,919,556
Grade 4 allowance	23,562	6,118	625					30,305
Grade 5 (Special Mention) loan balance	132,764	30,247	1,389					164,400
Grade 5 allowance	8,022	751	32					8,805
Grade 6 (Substandard) loan balance	38,178	27,334	195					65,707
Grade 6 allowance	4,879	2,720	9					7,608
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,346,551	1,100,076	161,644	583,994	4,192,265
Current loans allowance				9,465	16,544	5,115	2,715	33,839
30 days past due loan balance				14,019	1,191	639	9,231	25,080
30 days past due allowance				859	581	492	209	2,141
60 days past due loan balance				3,506	569	498	1,645	6,218
60 days past due allowance				667	545	607	203	2,022
90+ days past due loan balance				4,470	1,121	843	5,162	11,596
90+ days past due allowance				749	1,447	1,456	335	3,987
Total originated loans	$5,175,201	$2,654,884	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812
Total allowance for originated loan losses	$37,375	$12,694	$674	$12,918	$19,324	$7,966	$4,745	$95,696

	As of March 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,143	$31,980	$—	$25,818	$6,931	$1,034	$26,198	$99,104
Allowance	2,866	2,918	—	1,006	223	307	1,241	8,561
Collective Loan Impairment Components:
Commercial loans based on risk rating:
Grade 1 loan balance	28,610	539	8,452					37,601
Grade 1 allowance	2	—	2					4
Grade 2 loan balance	135,574	3,797	3,620					142,991
Grade 2 allowance	89	3	3					95
Grade 3 loan balance	940,937	354,108	58,397					1,353,442
Grade 3 allowance	746	456	76					1,278
Grade 4 loan balance	3,276,466	2,147,946	179,795					5,604,207
Grade 4 allowance	27,884	7,892	662					36,438
Grade 5 (Special Mention) loan balance	61,507	38,312	6,857					106,676
Grade 5 allowance	4,734	994	260					5,988
Grade 6 (Substandard) loan balance	25,919	30,354	388					56,661
Grade 6 allowance	3,854	2,592	24					6,470
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,794,831	937,032	145,192	516,286	3,393,341
Current loans allowance				8,819	10,992	4,627	2,400	26,838
30 days past due loan balance				8,751	1,503	747	7,002	18,003
30 days past due allowance				591	714	549	218	2,072
60 days past due loan balance				2,553	440	395	1,136	4,524
60 days past due allowance				541	307	478	189	1,515
90+ days past due loan balance				3,569	896	549	5,349	10,363
90+ days past due allowance				647	924	890	396	2,857
Total originated loans	$4,476,156	$2,607,036	$257,509	$1,835,522	$946,802	$147,917	$555,971	$10,826,913
Total allowance for originated loan losses	$40,175	$14,855	$1,027	$11,604	$13,160	$6,851	$4,444	$92,116

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of March 31, 2015, the computed allowance was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended March 31, 2015 and 2014, provision for loan losses, equal to net charge-offs, of $2.2 million and $5.6 million was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

The ALL for acquired impaired loans is determined by comparing the present value of the cash flows expected to be collected to the carrying amount for a given pool of loans. Management reforecasts the estimated cash flows expected to be collected on acquired impaired loans on a quarterly basis. Expected cash flows may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Dates. Prepayments affect the estimated life of loans and could change the amount of interest income, and possibly principal, expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting periods' estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

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

During the three months ended March 31, 2015 and 2014, provision for acquired impaired loan losses of $36.0 thousand and $2.2 million, respectively, was recognized resulting in an allowance for acquired impaired loan losses of $7.5 million and $3.0 million as of March 31, 2015 and 2014, respectively.

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC nonimpaired acquired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of March 31, 2015, the computed allowance was less than the remaining fair value discount, therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The ALL for FDIC acquired impaired loans was $41.5 million, $40.5 million, and $50.0 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively. During the three months ended March 31, 2015, $4.2 million of losses on FDIC acquired impaired loans were recognized with an offsetting increase of $4.2 million to the loss share receivable. The net provision from the impaired FDIC acquired portfolio was $2.0 thousand in the three months ended March 31, 2015 compared to a net provision of $3.1 million in the three months ended March 31, 2014.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 13. Asset Quality (1)

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$4,917	$4,153	$9,159
Consumer loans	10,865	11,088	12,374
Total restructured loans	15,782	15,241	21,533
Other nonaccrual loans:
Commercial loans	23,561	12,994	17,963
Consumer loans	6,742	6,382	3,952
Total nonaccrual loans	30,303	19,376	21,915
Total nonperforming originated loans	46,085	34,617	43,448
Other real estate, excluding covered assets (2) (3)	22,521	20,421	19,263
Total nonperforming assets ("NPAs") (3)	$68,606	$55,038	$62,711
Originated loans past due 90 days or more accruing interest	$7,914	$12,156	$11,860
Total NPAs as a percentage of total originated loans and ORE (3)	0.53%	0.44%	0.58%

(1) Due to the impact of acquisition accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans, FDIC acquired loans and covered OREO are excluded from the asset quality figures to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired and covered impaired loans with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.
(2) As of March 31, 2015, OREO included 11 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $2.5 million.
(3) As of March 31, 2015, $3.4 million of OREO was no longer covered by a FDIC loss share agreement, therefore, was included in NPAs. OREO that remains covered by FDIC loss share agreements has considerable protection against credit risk and are not reported as NPAs.

Total nonperforming assets as of March 31, 2015 were $68.6 million, an increase of $13.6 million, or 24.65%, from December 31, 2014 and an increase of $5.9 million, or 9.40%, from March 31, 2014. Commercial nonperforming originated loans increased $11.3 million, or 66.08%, from December 31, 2014 and increased $1.4 million, or 5.00%, from March 31, 2014. The increase in this quarters commercial nonperforming originated loans is due to credit deterioration of two loans. Total OREO increased $2.1 million, or 10.28%, from December 31, 2014 and $3.3 million, or 16.91%, from March 31, 2014. Due to the expiration of certain FDIC loss share agreements in the first quarter of 2015, previously covered OREO of $3.4 million has been reclassed into nonperforming assets. Certain FDIC loss share agreements will expire in the second quarter of 2015 and will result in an increase in nonperforming assets from OREO previously covered under such agreements.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. We obtain the scores from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of March 31, 2015, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 751, home equity lines at 776, residential mortgages at 750, and credit cards at 768.

Figure 14. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2015	2014	2014	2014	2014
Nonaccrual originated commercial loans beginning of period	$17,147	$22,347	$21,072	$27,122	$25,674
Credit Actions:
New	14,557	3,275	10,381	7,846	14,334
Charged down	(221)	(330)	(4,037)	(2,783)	(5,176)
Return to accruing status	(322)	—	—	—	(1,088)
Payments	(2,683)	(8,145)	(5,069)	(11,113)	(6,622)
Nonaccrual originated commercial loans end of period	$28,478	$17,147	$22,347	$21,072	$27,122

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 15. TDR Portfolio

(In thousands)	March 31, 2015	March 31, 2014
Originated TDRs	$89,150	$84,771
Acquired TDRs (1)	13,146	5,181
FDIC Acquired TDRs (1)	33,335	49,784
Total TDRs	$135,631	$139,736
Nonperforming TDRs	$19,514	$21,997

(1) Acquired and FDIC acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Originated consumer TDRs are predominately composed of installment loans, first and second lien residential mortgages and home equity lines of credit. Total originated consumer TDRs represented 67.47% and 70.76% of the total originated TDR portfolio as of March 31, 2015, and March 31, 2014, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $0.1 million for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014. Interest income which would have been earned in accordance with the original terms was $0.9 million for the three months ended March 31, 2015, compared to $0.8 million for the three months ended March 31, 2014.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average quarter to date deposits totaled $19.8 billion as of March 31, 2015, $19.5 billion as of December 31, 2014, and $19.6 billion as of March 31, 2014. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

Figure 16. Respective Rates of Deposit Products and Funding

	Three Months Ended
	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,728,763	—%	$5,706,631	—%	$5,488,751	—%
Interest-bearing	3,209,285	0.10%	3,021,188	0.10%	3,045,952	0.10%
Savings and money market accounts	8,542,154	0.26%	8,381,548	0.26%	8,698,817	0.26%
Certificates and other time deposits	2,308,723	0.38%	2,341,280	0.43%	2,402,986	0.42%
Total customer deposits	19,788,925	0.17%	19,450,647	0.18%	19,636,506	0.18%
Securities sold under agreements to repurchase	1,024,863	0.10%	1,241,948	0.09%	884,065	0.09%
Wholesale borrowings	350,991	2.70%	450,587	2.08%	276,324	1.66%
Long-term debt	505,275	2.26%	350,535	2.48%	324,428	4.86%
Total funds	$21,670,054	0.26%	$21,493,717	0.25%	$21,121,323	0.27%

Average quarter to date demand deposits comprised 45.17% of average deposits during the three months ended March 31, 2015 compared to 44.87% during the three months ended December 31, 2014, and 43.46% during the three months ended March 31, 2014. Savings accounts, including money market products, made up 43.17% of average deposits during the three months ended March 31, 2015 compared to 43.09% during the three months ended December 31, 2014, and 44.30% during the three months ended March 31, 2014. Certificates and other time deposits made up 11.67% of average deposits during the three months ended March 31, 2015, 12.04% during the three months ended December 31, 2014, and 12.24% during the three months ended March 31, 2014.

The average cost of deposits, federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt was down 1 basis point compared to the same period one year ago, or 2.78% for the three months ended March 31, 2015.

The following table in Figure 17 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended March 31, 2015 by time remaining until maturity.

Figure 17. Certificates and Other Time Deposits in increments of $100 Thousand or More

(In thousands)
Time until maturity:	Amount
Under 3 months	$210,135
3 to 6 months	140,314
6 to 12 months	132,614
Over 12 months	233,289
Total	$716,352

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.9 billion as of March 31, 2015, compared with $2.8 billion as of December 31, 2014 and $2.7 billion as of March 31, 2014. The Corporation's Common Stock is traded on the NASDAQ under the symbol FMER with 12,060 holders of record at March 31, 2015.

•
At March 31, 2015, the Corporation's common equity value per common share was $16.86 based on approximately 165.5 million shares outstanding at March 31, 2015, compared to $16.53 based on approximately 165.4 million shares outstanding at December 31, 2014, and $16.01 based on approximately 165.1 million shares outstanding at March 31, 2014.

•	At March 31, 2015, the Corporation's tangible book value per common share was $11.96 compared to $11.62 at December 31, 2014, and $11.03 at March 31, 2014.

•	At March 31, 2015, the Corporation's book value per common share was $17.46 compared to $17.14 at December 31, 2014, and $16.62 at March 31, 2014.

•
At March 31, 2015, the Corporation had approximately 4.7 million treasury shares, compared to approximately 4.8 million treasury shares at December 31, 2014 and approximately 5.1 million treasury shares at March 31, 2014. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the first quarter of 2015, the Corporation made a dividend payment of $0.16 per share, or $26.5 million in the aggregate, on its Common Stock. As of March 31, 2015, the dividend of $0.16 per common share has annualized rate of $0.64 per common share. Also in the first quarter of 2015, the Corporation made a quarterly dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.36725 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE.

The following table in Figure 18 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 18. Changes in Common Stock Outstanding

	2015	2014	2014	2014	2014
(Shares in thousands)	1st qtr	4th qtr	3rd qtr	2nd qtr	1st qtr
Beginning of period	165,390	165,384	165,393	165,087	165,056
Issued (repurchased)	(66)	(15)	(10)	(186)	(51)
Reissued (returned) under employee benefit plans, net	129	21	1	492	82
End of period	165,453	165,390	165,384	165,393	165,087

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to tangible assets of 8.14% at March 31, 2015, compared with 7.98% at December 31, 2014, and 7.69% at March 31, 2014.

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

To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 capital ratio of at least 8%, a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a tier I capital ratio of at least 6%, a CET1 ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

As of March 31, 2015, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 19. Capitalization Tables

(Dollars in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
Consolidated
Total equity	$2,888,786	11.50%	$2,834,281	11.38%	$2,742,966	11.20%
Common equity (1)	2,788,786	11.10%	2,734,281	10.98%	2,642,966	10.79%
CET1 capital (1) (2)	2,006,340	10.60%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	1,904,461	10.95%	1,745,937	10.46%
Tier 1 capital (1) (2)	2,006,340	10.60%	2,004,461	11.53%	1,920,438	11.51%
Total risk-based capital (1) (2)	2,597,358	13.72%	2,653,893	15.26%	2,322,908	13.92%
Tier 1 leverage (2)	2,006,340	8.31%	2,004,461	8.43%	1,920,438	8.27%
Tangible common equity (1)	1,978,624	8.14%	1,921,521	7.98%	1,821,407	7.69%

	March 31, 2015		December 31, 2014		March 31, 2014
Bank Only
Total equity	$3,020,048	12.03%	$2,932,847	11.79%	$2,895,511	11.83%
Common equity (1)	3,020,048	12.03%	2,932,847	11.79%	2,895,511	11.83%
Tier 1 capital (1) (2)	2,129,378	11.26%	2,127,065	12.22%	2,017,602	12.09%
Total risk-based capital (1) (2)	2,530,261	13.38%	2,521,412	14.49%	2,164,993	12.97%
Tier 1 Leverage (2)	2,129,378	8.87%	2,127,065	8.94%	2,017,602	8.71%
Tangible common equity (1)	2,209,886	9.10%	2,120,087	8.81%	2,073,952	8.77%

(1) See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with common equity tier 1 ("CET1") capital and the CET1 risk-based capital ratio. March 31, 2015 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. Periods prior to March 31, 2015 are reported on a Basel I basis.

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

Presented below is the Corporation’s interest rate risk profile as of March 31, 2015 and 2014:

Figure 20. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2015	(4.71)%	2.31%	4.45%	6.04%
March 31, 2014	(5.22)%	2.16%	4.22%	5.95%

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

Presented below is the Corporation’s EVE profile as of March 31, 2015 and 2014:

Figure 21. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2015	(4.88)%	2.14%	3.00%	2.90%
March 31, 2014	(2.35)%	(0.71)%	(1.12)%	(2.06)%

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase or decrease in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase in interest rates. The Corporation is operating within these guidelines.

Management of interest rate exposure. Management uses the results of its various simulation analysis to formulate strategies to achieve a desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by structuring investment portfolio cash flows to support the desired risk position, and by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 8 (Derivatives and Hedging Activities) in the notes to the consolidated financial statements in this Form 10-Q.

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 88.10% of total deposits at March 31, 2015. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.8 billion as of March 31, 2015.

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

Funding Trends for the Quarter - During the three months ended March 31, 2015, lower cost core deposits increased by $339.3 million from the fourth quarter 2014. In the aggregate, there was an increase in deposits of $420.9 million from December 31, 2014. The Corporation’s loan to deposit ratio decreased to 77.74% as of March 31, 2015 from 78.58% as of December 31, 2014. Securities sold under agreements to repurchase decreased $159.2 million from December 31, 2014. Wholesale borrowings and long-term debt had a net decrease of $104.0 million from December 31, 2014.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended March 31, 2015, the Bank did not pay dividends to the Corporation. As of March 31, 2015, the Bank had an additional $356.5 million available to pay dividends without regulatory approval.

Operational Risk Management

Like all businesses, the Corporation is subject to operational risks, including, but not limited to, risks of human error, internal processes and systems that turn out to be inadequate and external events. These events include, among other things, threats to the Corporation's cybersecurity, since it relys upon information systems and the Internet to conduct its business activities. The Corporation is also exposed to the costs of complying with laws, regulations and prescribed practices, which are changing rapidly and in large volumes, especially as a result of the Dodd-Frank Act and the proposal and adoption of implementing rules. Noncompliance may increase operating costs, result in monetary losses, adversely affect the Corporation's reputation and regulatory relations and ability to implement its business plans and pursue expansion opportunities.

The Corporation also faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its business infrastructure. While the Corporation has selected these third party vendors carefully, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect the Corporation's business and operations.

The Corporation may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although the Corporation has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to the Corporation.

The Corporation seeks to mitigate operational risk through identification and measurement of risk, alignment of business strategies within risk guidelines, and through its system of internal controls and reporting. Further, the Corporation regularly evaluates and seeks to strengthen its system of internal controls to improve its oversight of operational risk and compliance with applicable laws, and regulations and prescribed standards.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2014 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the ALL, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts and mortgage loan commitments is included in Note 8 (Derivatives and Hedging Activities) to the Corporation’s unaudited consolidated financial statements included in this Form 10-Q and in Note 19 to the consolidated financial statements in the 2014 Form 10-K. There have been no significant changes since December 31, 2014.

Forward-looking Safe-harbor Statement

Statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere within this Form 10-Q, which are not historical or factual in nature, constitute forward-looking statements. These forward-looking statements relate to, among other things, expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, and involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

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

See "Market Risk Management" Section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
During the quarter ended March 31, 2015, there was no change in internal control over financial reporting, as described in "Internal Control-Integrated Framework," as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of business, the Corporation is subject to pending and threatened legal actions, some for which material relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders' equity of the Corporation.

For additional information on litigation, see Note 12 (Commitments and Guarantees) in the notes to the consolidated financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the first quarter of the 2015 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
January 1- January 31, 2015	3,428	$20.73	—	396,272
February 1- February 28, 2015	4,521	18.68	—	396,272
March 1- March 31, 2015	58,303	19.59	—	396,272
Total	66,252	$19.59	—	396,272

(1)
Reflects 66,252 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the first quarter of 2015.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares of Common Stock (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
    None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.     OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015.
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)
May 1, 2015

FirstMerit Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015.
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.