Form 10-Q
period 2015-06-30
FIRSTMERIT CORP /OH/
filed 2015-07-31
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 7/28/2015
Common Stock, no par value	165,765,245

FIRSTMERIT CORPORATION AND SUBSIDARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Investment Securities	14
Note	3	Loans	25
Note	4	Allowance for Loan Losses	35
Note	5	Goodwill and Other Intangible Assets	55
Note	6	Shareholders' Equity	56
Note	7	Segment Information	58
Note	8	Derivatives and Hedging Activities	60
Note	9	Benefit Plans	66
Note	10	Fair Value Measurement	66
Note	11	Mortgage Servicing Rights and Mortgage Servicing Activity	79
Note	12	Commitments and Guarantees	81
Note	13	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	86
Note	14	Subsequent Events	87
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS			88
Consolidated Financial Highlights			89
Highlights of Second Quarter of 2015 Performance			90
Regulation and Supervision			92
	New Capital Rules		93
	Stress Testing		93
	Other Legislation		94
Non-GAAP Financial Measures			94
Results of Operations			99
	Average Tax-Equivalent Balance Sheets		99
	Net Interest Income		101
	Noninterest Income		103
	Noninterest Expense		104
	Income Taxes		105
Line of Business Results			105
Financial Condition			107
	Investment Securities		107
	Loans		108
		Originated Loans	109

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands)	June 30,	December 31,	June 30,
(Unaudited, except for December 31, 2014)	2015	2014	2014
ASSETS
Cash and due from banks	$472,848	$480,998	$523,027
Interest-bearing deposits in banks	114,741	216,426	119,543
Total cash and cash equivalents	587,589	697,424	642,570
Investment securities:
Held-to-maturity	2,787,513	2,903,609	3,052,118
Available-for-sale	3,838,509	3,545,288	3,478,420
Other investments	147,967	148,654	148,433
Loans held for sale	5,432	13,428	21,632
Loans	15,705,110	15,326,147	14,969,627
Allowance for loan losses	(148,259)	(143,649)	(142,036)
Net loans	15,556,851	15,182,498	14,827,591
Premises and equipment, net	313,819	332,297	315,770
Goodwill	741,740	741,740	741,740
Intangible assets	65,824	71,020	76,886
Covered other real estate	1,065	49,641	51,072
Accrued interest receivable and other assets	1,250,705	1,216,748	1,208,199
Total assets	$25,297,014	$24,902,347	$24,564,431
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,725,850	$5,786,662	$5,525,484
Interest-bearing	3,304,969	3,028,888	3,028,479
Savings and money market accounts	8,418,716	8,399,612	8,476,096
Certificates and other time deposits	2,224,315	2,289,503	2,268,337
Total deposits	19,673,850	19,504,665	19,298,396
Federal funds purchased and securities sold under agreements to repurchase	1,519,250	1,272,591	1,218,855
Wholesale borrowings	366,074	428,071	649,021
Long-term debt	497,393	505,192	324,433
Accrued taxes, expenses and other liabilities	352,490	357,547	281,988
Total liabilities	22,409,057	22,068,066	21,772,693
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	—	3,000	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: June 30, 2015, December 31, 2014 and June 30, 2014 - 170,183,540 shares	127,937	127,937	127,937
Capital surplus	1,379,194	1,393,090	1,387,253
Accumulated other comprehensive loss	(67,621)	(71,892)	(39,507)
Retained earnings	1,462,859	1,404,717	1,335,371
Treasury stock, at cost: June 30, 2015 - 4,410,939; December 31, 2014 - 4,793,566 shares; June 30, 2014 - 4,790,517 shares	(114,412)	(122,571)	(122,316)
Total shareholders' equity	2,887,957	2,834,281	2,791,738
Total liabilities and shareholders' equity	$25,297,014	$24,902,347	$24,564,431

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2015	2014	2015	2014
Interest income:
Loans and loans held for sale	$161,872	$172,517	$323,411	$343,030
Investment securities:
Taxable	32,175	32,253	64,125	64,275
Tax-exempt	5,327	5,555	11,353	10,895
Total investment securities interest	37,502	37,808	75,478	75,170
Total interest income	199,374	210,325	398,889	418,200
Interest expense:
Deposits:
Interest bearing	783	745	1,550	1,481
Savings and money market accounts	5,588	5,477	11,135	11,035
Certificates and other time deposits	2,510	3,009	4,687	5,473
Federal funds purchased and securities sold under agreements to repurchase	329	233	572	429
Wholesale borrowings	2,351	1,391	4,691	2,520
Long-term debt	2,695	3,893	5,513	7,783
Total interest expense	14,256	14,748	28,148	28,721
Net interest income	185,118	195,577	370,741	389,479
Provision for loan losses	8,966	15,253	17,214	29,790
Net interest income after provision for loan losses	176,152	180,324	353,527	359,689
Noninterest income:
Trust department income	10,820	10,070	20,969	19,818
Service charges on deposits	16,704	18,528	32,372	35,176
Credit card fees	14,124	13,455	26,773	25,607
ATM and other service fees	6,345	5,996	12,444	11,816
Bank owned life insurance income	3,697	4,040	7,289	7,622
Investment services and insurance	3,871	3,852	7,575	7,368
Investment securities gains/(losses), net	567	80	921	136
Loan sales and servicing income	3,276	4,462	4,876	8,192
Other operating income	7,178	12,077	19,210	24,096
Total noninterest income	66,582	72,560	132,429	139,831
Noninterest expense:
Salaries, wages, pension and employee benefits	86,020	89,465	176,546	178,478
Net occupancy expense	13,727	14,347	29,681	31,361
Equipment expense	12,592	12,267	23,617	24,178
Stationery, supplies and postage	3,370	3,990	6,898	8,097
Bankcard, loan processing and other costs	12,461	11,810	23,600	22,644
Professional services	5,358	4,745	9,368	10,103
Amortization of intangibles	2,598	2,933	5,196	5,869
FDIC insurance expense	5,077	5,533	10,244	11,504
Other operating expense	20,471	22,310	37,176	44,499
Total noninterest expense	161,674	167,400	322,326	336,733
Income before income tax expense	81,060	85,484	163,630	162,787
Income tax expense	24,476	25,965	49,907	49,813
Net income	56,584	59,519	113,723	112,974
Less: Net income allocated to participating shareholders	467	489	937	926
Preferred Stock dividends	1,469	1,469	2,938	2,938
Net income attributable to common shareholders	$54,648	$57,561	$109,848	$109,110
Net income used in diluted EPS calculation	$54,648	$57,561	$109,848	$109,110
Weighted average number of common shares outstanding - basic	165,736	165,335	165,574	165,198
Weighted average number of common shares outstanding - diluted	166,277	166,147	166,089	166,052
Basic earnings per common share	$0.33	$0.35	$0.66	$0.66
Diluted earnings per common share	$0.33	$0.35	$0.66	$0.66
Cash dividend per common share	$0.16	$0.16	$0.32	$0.32

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Unaudited)	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$81,060	$24,476	$56,584	$163,630	$49,907	$113,723
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(28,642)	(10,024)	(18,618)	5,475	1,916	3,559
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(575)	(203)	(372)	(1,079)	(378)	(701)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(567)	(198)	(369)	(921)	(322)	(599)
Net change in unrealized gains/(losses) on securities available for sale	(29,784)	(10,425)	(19,359)	3,475	1,216	2,259
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	1,138	399	739	2,276	797	1,479
Amortization of prior service cost reclassified to other noninterest expense	410	144	266	820	287	533
Net change from defined benefit pension plans	1,548	543	1,005	3,096	1,084	2,012
Total other comprehensive gains/(losses)	(28,236)	(9,882)	(18,354)	6,571	2,300	4,271
Comprehensive income	$52,824	$14,594	$38,230	$170,201	$52,207	$117,994

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Unaudited)	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$85,484	$25,965	$59,519	$162,787	$49,813	$112,974
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	22,456	7,860	14,596	40,500	14,175	26,325
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(494)	(173)	(321)	(988)	(346)	(642)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(80)	(28)	(52)	(136)	(48)	(88)
Net change in unrealized gains/(losses) on securities available for sale	21,882	7,659	14,223	39,376	13,781	25,595
Pension plans and other postretirement benefits:
Net gain/(loss) arising during the period	—	—	—	—	—	—
Amortization of actuarial losses/(gains)	1,631	571	1,060	1,631	571	1,060
Amortization of prior service cost reclassified to other noninterest expense	1,097	383	714	1,097	383	714
Net change from defined benefit pension plans	2,728	954	1,774	2,728	954	1,774
Total other comprehensive gains/(losses)	24,610	8,613	15,997	42,104	14,735	27,369
Comprehensive income	$110,094	$34,578	$75,516	$204,891	$64,548	$140,343

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	112,974	—	112,974
Other comprehensive income	—	—	—	—	27,369	—	—	27,369
Comprehensive income	—	—	—	—	27,369	112,974	—	140,343
Cash dividends - Preferred Stock	—	—	—	—	—	(2,938)	—	(2,938)
Cash dividends - Common Stock ($0.32 per share)	—	—	—	—	—	(52,640)	—	(52,640)
Nonvested (restricted) shares granted (573,881 shares)	—	—	—	(12,993)	—	—	13,092	99
Restricted stock activity (237,066 shares)	—	—	—	802	—	—	(5,023)	(4,221)
Deferred compensation trust (173,959 increase in shares)	—	—	—	600	—	—	(600)	—
Share-based compensation	—	—	—	8,201	—	—	—	8,201
Balance at June 30, 2014	$100,000	$127,937	$3,000	$1,387,253	$(39,507)	$1,335,371	$(122,316)	$2,791,738

Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281
Net income	—	—	—	—	—	113,723	—	113,723
Other comprehensive income	—	—	—	—	4,271	—	—	4,271
Comprehensive income	—	—	—	—	4,271	113,723	—	117,994
Cash dividends - Preferred Stock	—	—	—	—	—	(2,938)	—	(2,938)
Cash dividends - Common Stock ($0.32 per share)	—	—	—	—	—	(52,643)	—	(52,643)
Nonvested (restricted) shares granted (659,432 shares)	—	—	—	(14,340)	—	—	14,340	—
Restricted stock activity (276,805 shares)	—	—	—	1,291	—	—	(5,544)	(4,253)
Deferred compensation trust (234,703 increase in shares)	—	—	—	637	—	—	(637)	—
Share-based compensation	—	—	—	7,666	—	—	—	7,666
Repurchase of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,571,998 shares)	$—	$—	$(3,000)	$(9,150)	$—	$—	$—	$(12,150)
Balance as of June 30, 2015	$100,000	$127,937	$—	$1,379,194	$(67,621)	$1,462,859	$(114,412)	$2,887,957

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$113,723	$112,974
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	17,214	29,790
Provision/(benefit) for deferred income taxes	4,162	13,352
Depreciation and amortization	31,274	25,450
Benefit attributable to FDIC loss share	6,046	927
Accretion of acquired loans	(51,170)	(74,126)
Amortization and accretion of investment securities, net
Available-for-sale	5,407	4,137
Held-to-maturity	2,110	4,236
Losses/(gains) on sales and calls of available-for-sale investment securities, net	(921)	(136)
Originations of loans held for sale	(51,673)	(153,569)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	60,429	147,015
Gains on sales of loans, net	(760)	(3,456)
Amortization of intangible assets	5,196	5,869
Recognition of stock compensation expense	7,666	8,201
Net decrease/(increase) in other assets	1,442	4,168
Net increase/(decrease) in other liabilities	(1,519)	(21,506)
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,626	103,326
Investing Activities
Proceeds from sale of investment securities
Available-for-sale	171,725	8,438
Held-to-maturity	1,015	2,495
Other	668	32,487
Proceeds from prepayments, calls, and maturities of investment securities
Available-for-sale	285,541	232,087
Held-to-maturity	211,636	151,133
Other	165	—
Purchases of investment securities
Available-for-sale	(758,486)	(411,463)
Held-to-maturity	(94,756)	(278,407)
Other	(172)	(142)
Net decrease/(increase) in loans and leases	(356,117)	(628,735)
Purchases of premises and equipment	(9,950)	(31,599)
Sales of premises and equipment	8,407	24,292
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(540,324)	(899,414)
Financing Activities
Net increase in demand accounts	215,269	68,199
Net increase/(decrease) in savings and money market accounts	19,104	(111,071)
Net decrease in certificates and other time deposits	(65,188)	(192,333)
Net increase/(decrease) in securities sold under agreements to repurchase	246,659	367,320
Net increase/(decrease) in wholesale borrowings	(61,997)	448,421
Repurchase of common stock warrant	(12,150)	—
Cash dividends - common	(52,643)	(52,640)
Cash dividends - preferred	(2,938)	(2,938)
Restricted stock activity	(4,253)	(4,122)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	281,863	520,836
Increase/(Decrease) in cash and cash equivalents	(109,835)	(275,252)
Cash and cash equivalents at beginning of year	697,424	917,822
Cash and cash equivalents at end of year	$587,589	$642,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$27,970	$28,732
Federal income taxes	26,125	11,547

See accompanying Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 367 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of June 30, 2015 and 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2014 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Recently Adopted Accounting Standards

FASB ASU 2015-10,     Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the accounting guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of these amendments will make the accounting guidance easier to understand and eliminate inconsistencies. The SEC Update is effective immediately. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2015-8, Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update). The amendments in the SEC Update conform the accounting guidance with the various SEC paragraphs pursuance to the SEC Staff Accounting Bulletin No. 115. The SEC Update is effective immediately. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, these amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. As of June 30, 2015, the Corporation adopted this accounting standard by classifying $3.7 million of deferred debt issuance costs as a deduction to long term debt. Management concluded that the classification of debt issuance costs capitalized in prior periods was immaterial as a component of other assets, total assets, total long term debt, and total liabilities. As such, the Corporation's comparative periods have not been recasted. The amount of unamortized debt issuance costs not recasted are $3.8 million as of March 31, 2015, $3.7 million as of December 31, 2014, $1.9 million as of September 31, 2014, and $1.8 million as of June 30, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. On July 9, 2015, the FASB decided to delay, by one year, the effective dates, permitting public entities to apply this guidance to annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$5,004	$1	$—	$5,005
U.S. government agency debentures	2,500	10	—	2,510
U.S. states and political subdivisions	203,449	5,191	(1,023)	207,617
Residential mortgage-backed securities:
U.S. government agencies	947,347	18,068	(4,563)	960,852
Commercial mortgage-backed securities:
U.S. government agencies	171,842	643	(2,147)	170,338
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,968,918	4,779	(24,308)	1,949,389
Non-agency	5	—	—	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	227,889	1,254	(705)	228,438
Asset-backed securities:
Collateralized loan obligations	259,743	801	(2,463)	258,081
Corporate debt securities	61,681	—	(8,231)	53,450
Total debt securities	3,848,378	30,747	(43,440)	3,835,685
Equity securities
Marketable equity securities	2,824	—	—	2,824
Non-marketable equity securities	—	—	—	—
Total equity securities	2,824	—	—	2,824
Total securities available-for-sale	$3,851,202	$30,747	$(43,440)	$3,838,509
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$25,000	$—	$(323)	$24,677
U.S. states and political subdivisions	529,441	8,104	(1,942)	535,603
Residential mortgage-backed securities:
U.S. government agencies	555,273	6,919	(2,940)	559,252
Commercial mortgage-backed securities:
U.S. government agencies	57,462	412	(219)	57,655
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,267,321	445	(35,025)	1,232,741
Commercial collateralized mortgage-backed securities:
U.S. government agencies	263,741	1,004	(4,523)	260,222
Corporate debt securities	89,275	695	—	89,970
Total securities held-to-maturity	$2,787,513	$17,579	$(44,972)	$2,760,120

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$—	$(18)	$2,482
U.S. states and political subdivisions	221,052	6,756	(466)	227,342
Residential mortgage-backed securities:
U.S. government agencies	951,839	22,377	(3,218)	970,998
Commercial mortgage-backed securities:
U.S. government agencies	104,176	598	(1,371)	103,403
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,698,015	4,777	(26,225)	1,676,567
Non-agency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,876	863	(1,405)	222,334
Asset-backed securities:
Collateralized loan obligations	297,446	11	(9,613)	287,844
Corporate debt securities	61,652	—	(10,315)	51,337
Total debt securities	3,559,563	35,382	(52,631)	3,542,314
Equity securities
Marketable equity securities	2,974	—	—	2,974
Total equity securities	2,974	—	—	2,974
Total securities available-for-sale	$3,562,537	$35,382	$(52,631)	$3,545,288
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(537)	24,463
U.S. states and political subdivisions	517,824	12,645	(191)	530,278
Residential mortgage-backed securities:
U.S. government agencies	580,727	7,495	(3,045)	585,177
Commercial mortgage-backed securities:
U.S. government agencies	58,143	281	(329)	58,095
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,368,534	718	(38,875)	1,330,377
Commercial collateralized mortgage-backed securities:
U.S. government agencies	257,642	557	(6,768)	251,431
Corporate debt securities	90,739	412	(52)	91,099
Total securities held-to-maturity	$2,903,609	$22,108	$(49,797)	$2,875,920

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$233,228	$8,600	$(1,023)	$240,805
Residential mortgage-backed securities:
U.S. government agencies	998,698	24,965	(5,489)	1,018,174
Commercial mortgage-backed securities:
U.S. government agencies	86,870	351	(1,523)	85,698
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,627,871	5,009	(34,849)	1,598,031
Non-agency	8	—	—	8
Commercial collateralized mortgage-backed securities:
U.S. government agencies	182,151	1,008	(1,126)	182,033
Asset-backed securities:
Collateralized loan obligations	297,334	883	(4,252)	293,965
Corporate debt securities	61,624	—	(8,134)	53,490
Total debt securities	3,487,784	40,816	(56,396)	3,472,204
Equity Securities
Marketable equity securities	2,935	—	—	2,935
Non-marketable equity securities	3,281	—	—	3,281
Total equity securities	6,216	—	—	6,216
Total securities available-for-sale	$3,494,000	$40,816	$(56,396)	$3,478,420
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$5	$—	$5,005
U.S. government agency debentures	25,000	—	(707)	24,293
U.S states and political subdivisions	549,850	10,072	(1,253)	558,669
Residential mortgage-backed securities:
U.S. government agencies	624,605	6,825	(4,933)	626,497
Commercial mortgage-backed securities:
U.S. government agencies	56,020	176	(445)	55,751
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,450,479	114	(54,263)	1,396,330
Commercial collateralized mortgage-backed securities:
U.S. government agencies	248,974	641	(7,252)	242,363
Corporate debt securities	92,190	768	—	92,958
Total securities held-to-maturity	$3,052,118	$18,601	$(68,853)	$3,001,866

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	June 30, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	127	$964	$121,716	$122,474
Michigan	153	1,018	152,499	155,712
Illinois	60	1,784	105,581	107,033
Wisconsin	70	585	39,774	40,950
Texas	67	759	50,370	50,877
Pennsylvania	46	1,014	46,547	46,666
Minnesota	34	692	23,267	23,540
Washington	30	939	27,783	28,169
New Jersey	34	720	23,916	24,472
Missouri	15	1,084	15,981	16,265
New York	18	633	11,187	11,392
Other	119	639	75,670	76,040
Total general obligation bonds	773	$910	$694,291	$703,590

(Dollars in thousands)	December 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	137	$979	$130,741	$134,127
Michigan	169	842	138,325	142,292
Illinois	66	1,897	121,560	125,169
Wisconsin	77	841	62,543	64,776
Texas	64	801	50,307	51,293
Pennsylvania	45	1,000	44,443	45,006
Minnesota	42	674	27,740	28,326
Washington	30	952	27,987	28,558
New Jersey	37	746	26,755	27,612
Missouri	19	1,011	18,764	19,207
New York	19	628	11,659	11,929
Other	120	650	76,849	78,020
Total general obligation bonds	825	$917	$737,673	$756,315

(Dollars in thousands)	June 30, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	152	$1,065	$158,773	$161,809
Illinois	74	1,578	113,501	116,741
Texas	65	794	50,845	51,632
Pennsylvania	49	972	47,870	47,623
Wisconsin	87	864	72,616	75,155
Minnesota	42	678	27,864	28,468
New Jersey	37	751	26,815	27,805
Michigan	174	862	146,565	150,052
Washington	30	955	28,191	28,660
Missouri	19	1,022	18,855	19,413
New York	21	612	12,627	12,860
Other	123	640	78,100	78,724
Total general obligation bonds	873	$915	$782,622	$798,942

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

The Corporation's evaluation of its municipal bond portfolio at June 30, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitutes the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
FRB stock	$55,853	$55,681	$55,435
FHLB stock	91,713	92,547	92,547
Other	401	426	451
Total other investments	$147,967	$148,654	$148,433

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.2 billion, $2.8 billion, and $3.2 billion at June 30, 2015, December 31, 2014, and June 30, 2014, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Realized gains	$672	$80	$1,064	$300
Realized losses	(105)	—	(143)	(164)
Net securities (losses)/gains	$567	$80	$921	$136

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	June 30, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$32,237	$(587)	52	$5,642	$(436)	9	$37,879	$(1,023)
Residential mortgage-backed securities:
U.S. government agencies	196,219	(2,087)	15	103,498	(2,476)	8	299,717	(4,563)
Commercial mortgage-backed securities:
U.S. government agencies	96,573	(1,457)	14	17,335	(690)	2	113,908	(2,147)
Residential collateralized mortgage-backed securities:
U.S. government agencies	596,646	(4,398)	42	706,376	(19,910)	53	1,303,022	(24,308)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	46,771	(71)	5	61,120	(634)	7	107,891	(705)
Asset-backed securities:
Collateralized loan obligations	84,565	(1,204)	10	86,082	(1,259)	11	170,647	(2,463)
Corporate debt securities	4,225	(765)	1	49,225	(7,466)	7	53,450	(8,231)
Total securities available-for-sale	$1,057,236	$(10,569)	139	$1,029,278	$(32,871)	97	$2,086,514	$(43,440)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	—	$24,677	$(323)	1	$24,677	$(323)
U.S. states and political subdivisions	98,867	(1,872)	112	4,430	(70)	6	103,297	(1,942)
Residential mortgage-backed securities:
U.S. government agencies	83,112	(483)	5	105,289	(2,457)	6	188,401	(2,940)
Commercial mortgage-backed securities:
U.S. government agencies	7,263	(41)	1	9,430	(178)	1	16,693	(219)
Residential collateralized mortgage-backed securities:
U.S. government agencies	111,360	(835)	8	1,042,351	(34,190)	56	1,153,711	(35,025)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	5,025	(2)	1	142,937	(4,521)	13	147,962	(4,523)
Total securities held-to-maturity	$305,627	$(3,233)	127	$1,329,114	$(41,739)	83	$1,634,741	$(44,972)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,482	$(18)	1	$—	$—	—	$2,482	$(18)
U.S. states and political subdivisions	5,637	(11)	11	22,528	(455)	36	28,165	(466)
Residential mortgage-backed securities:
U.S. government agencies	50,126	(182)	5	199,773	(3,036)	14	249,899	(3,218)
Commercial mortgage-backed securities:
U.S. government agencies	12,284	(55)	2	45,485	(1,316)	6	57,769	(1,371)
Residential collateralized mortgage-backed securities:
U.S. government agencies	243,970	(906)	15	905,478	(25,319)	64	1,149,448	(26,225)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	31,375	(229)	4	67,169	(1,176)	7	98,544	(1,405)
Asset-backed securities:
Collateralized loan obligations	79,042	(1,406)	15	193,687	(8,207)	27	272,729	(9,613)
Corporate debt securities	—	—	—	51,338	(10,315)	8	51,338	(10,315)
Total securities available-for-sale	$424,916	$(2,807)	53	$1,485,458	$(49,824)	162	$1,910,374	$(52,631)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	—	$24,463	$(537)	1	$24,463	$(537)
U.S. states and political subdivisions	9,085	(17)	9	18,371	(174)	21	27,456	(191)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	185,361	(3,045)	10	185,361	(3,045)
Commercial mortgage-backed securities:
U.S. government agencies	9,950	(4)	2	16,735	(325)	2	26,685	(329)
Residential collateralized mortgage-backed securities:
U.S. government agencies	28,333	(149)	3	1,161,297	(38,726)	58	1,189,630	(38,875)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	41,474	(55)	3	171,570	(6,713)	16	213,044	(6,768)
Corporate debt securities	36,933	(52)	13	—	—	—	36,933	(52)
Total securities held-to-maturity	$125,775	$(277)	30	$1,577,797	$(49,520)	108	$1,703,572	$(49,797)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2014
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$10,988	$(16)	14	$30,271	$(1,007)	50	$41,259	$(1,023)
Residential mortgage-backed securities:
U.S. government agencies	11,636	(3)	1	259,470	(5,486)	19	271,106	(5,489)
Commercial mortgage-backed securities:
U.S. government agencies	5,105	(4)	1	45,739	(1,519)	6	50,844	(1,523)
Residential collateralized mortgage-backed securities:
U.S. government agencies	279,311	(2,358)	19	904,821	(32,491)	60	1,184,132	(34,849)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	24,431	(97)	1	43,212	(1,029)	6	67,643	(1,126)
Asset-backed securities:
Collateralized loan obligations	141,506	(2,568)	19	81,749	(1,684)	12	223,255	(4,252)
Corporate debt securities	—	—	—	53,490	(8,134)	8	53,490	(8,134)
Total securities available-for-sale	$472,977	$(5,046)	55	$1,418,752	$(51,350)	161	$1,891,729	$(56,396)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	—	$24,293	$(707)	1	$24,293	$(707)
U.S. states and political subdivisions	59,958	(334)	56	66,557	(919)	90	126,515	(1,253)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	206,911	(4,933)	11	206,911	(4,933)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	—	23,977	(445)	3	23,977	(445)
Residential collateralized mortgage-backed securities:
U.S. government agencies	127,284	(1,100)	8	1,241,883	(53,163)	60	1,369,167	(54,263)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	—	183,957	(7,252)	17	183,957	(7,252)
Corporate debt securities	—	—	—	—	—	—	—	—
Total securities held-to-maturity	$187,242	$(1,434)	64	$1,747,578	$(67,419)	182	$1,934,820	$(68,853)

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

The security-level assessment is performed on each security, regardless of the classification of the security as available-for-sale or held-to-maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in OCI, net of tax.

The investment securities portfolio was in a net unrealized loss position of $40.1 million at June 30, 2015, compared to a net unrealized loss position of $44.9 million at December 31, 2014 and a net unrealized loss position of $65.8 million at June 30, 2014. Gross unrealized losses were $88.4 million as of June 30, 2015, compared to $102.4 million at December 31, 2014, and $125.2 million at June 30, 2014. As of June 30, 2015, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. While the tightening of CLO spreads over the course of the second quarter have benefited the CLOs' valuations, the move to higher interest rates and a steeper yield curve have resulted in a net unrealized loss position for the portfolio as a whole. Corporate debt securities are composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are only 1% of the fair value of the available-for-sale investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015 and has recognized the total amount of the impairment in OCI, net of tax.

The Corporation also holds $258.1 million of CLOs with a gross unrealized loss position of $2.5 million as of June 30, 2015. The new Volcker Rule, as originally adopted, may affect the Corporation's ability to hold these CLOs. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2015. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Treasury notes & bonds	U.S. Government agency debentures	U.S. States and political subdivisions	Residential mortgage-backed securities - U.S. govt. agencies	Commercial mortgage-backed securities - U.S. govt. agencies	Residential collateralized mortgage obligations - U.S. govt. agencies	Residential collateralized mortgage obligations - non-agency	Commercial collateralized mortgage obligations - U.S. govt. agencies	Asset backed securities - collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available-for-Sale
Remaining maturity:
One year or less	$5,005	$—	$20,063	$2,279	$15,549	$7,436	$—	$6,322	$—	$—	$56,654	2.52%
Over one year through five years	—	2,510	75,373	808,704	65,023	1,793,341	5	150,920	—	—	2,895,876	2.15%
Over five years through ten years	—	—	88,239	149,869	89,766	148,612	—	71,196	258,081	—	805,763	2.88%
Over ten years	—	—	23,942	—	—	—	—	—	—	53,450	77,392	1.85%
Fair Value	$5,005	$2,510	$207,617	$960,852	$170,338	$1,949,389	$5	$228,438	$258,081	$53,450	$3,835,685	2.30%
Amortized Cost	$5,004	$2,500	$203,449	$947,347	$171,842	$1,968,918	$5	$227,889	$259,743	$61,681	$3,848,378
Weighted-Average Yield	0.27%	1.25%	5.14%	2.47%	2.05%	1.98%	3.36%	1.63%	2.97%	1.00%	2.30%
Weighted-Average Maturity (in years)	0.75	2.92	5.50	3.90	4.51	3.88	2.00	3.80	6.34	12.31	4.29

Securities Held-to-Maturity
Remaining maturity:
One year or less	$—	$—	$51,848	$—	$16,020	$—	$—	$—	$—	$—	$67,868	2.39%
Over one year through five years	—	24,677	126,680	450,306	31,459	1,188,398	—	172,222	—	89,970	2,081,419	1.82%
Over five years through ten years	—	—	198,461	108,946	10,176	44,343	—	88,000	—	—	449,926	3.23%
Over ten years	—	—	158,614	—	—	—	—	—	—	—	158,614	5.37%
Fair Value	$—	$24,677	$535,603	$559,252	$57,655	$1,232,741	$—	$260,222	$—	$89,970	$2,760,120	2.26%
Amortized Cost	$—	$25,000	$529,441	$555,273	$57,462	$1,267,321	$—	$263,741	$—	$89,275	$2,787,513
Weighted-Average Yield	—%	1.43%	4.62%	2.13%	2.10%	1.59%	—%	1.87%	—%	2.27%	2.26%
Weighted-Average Maturity (in years)	—	4.33	9.02	4.25	3.26	3.87	—	4.32	—	2.53	4.64

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.     Loans

Loans outstanding as of June 30, 2015, December 31, 2014, and June 30, 2014, net of unearned income, consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Originated loans:
Commercial	$8,196,630	$7,830,085	$7,365,499
Residential mortgage	653,143	625,283	580,166
Installment	2,720,059	2,393,451	2,051,587
Home equity	1,180,802	1,110,336	998,179
Credit cards	168,576	164,478	151,967
Leases	436,702	370,179	319,795
Total originated loans	13,355,912	12,493,812	11,467,193
Allowance for originated loan losses	(101,682)	(95,696)	(91,950)
Net originated loans	$13,254,230	$12,398,116	$11,375,243
Acquired loans:
Commercial	$877,598	$1,086,899	$1,457,903
Residential mortgage	358,559	394,484	425,584
Installment	659,348	764,168	872,034
Home equity	200,179	233,629	268,266
Total acquired loans	2,095,684	2,479,180	3,023,787
Allowance for acquired loan losses	(4,950)	(7,457)	(4,977)
Net acquired loans	$2,090,734	$2,471,723	$3,018,810
FDIC acquired loans:
Commercial	$145,821	$211,607	$292,782
Residential mortgage	38,029	41,276	46,705
Installment	2,299	4,874	5,364
Home equity	55,545	73,365	89,815
Loss share receivable	11,820	22,033	43,981
Total FDIC acquired loans	253,514	353,155	478,647
Allowance for FDIC acquired loan losses	(41,627)	(40,496)	(45,109)
Net FDIC acquired loans	$211,887	$312,659	$433,538
Total loans:
Commercial	$9,220,049	$9,128,591	$9,116,184
Residential mortgage	1,049,731	1,061,043	1,052,455
Installment	3,381,706	3,162,493	2,928,985
Home equity	1,436,526	1,417,330	1,356,260
Credit cards	168,576	164,478	151,967
Leases	436,702	370,179	319,795
Loss share receivable	11,820	22,033	43,981
Total loans	15,705,110	15,326,147	14,969,627
Total allowance for loan losses	(148,259)	(143,649)	(142,036)
Total Net loans	$15,556,851	$15,182,498	$14,827,591

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and FDIC acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $5.4 million, $5.4 million, and $6.1 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

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

Total outstanding acquired impaired loans as of June 30, 2015 and 2014 were $504.7 million and $714.2 million, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
Acquired Impaired Loans	2015		2014		2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$118,756	$388,313	$142,284	$557,199	$119,450	$423,209	$136,646	$601,000
Accretion	(10,285)	10,285	(12,746)	12,746	(21,503)	21,503	(24,487)	24,487
Net reclassifications from nonaccretable to accretable	8,217	—	10,499	—	21,212	—	30,013	—
Payments received, net	—	(42,434)	—	(50,695)	—	(88,548)	—	(106,237)
Disposals	(4,657)	—	(2,595)	—	(7,128)	—	(4,730)	—
Balance at end of period	$112,031	$356,164	$137,442	$519,250	$112,031	$356,164	$137,442	$519,250

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

During the quarter ended June 30, 2015, there was an overall improvement in cash flow expectations, which resulted in the reclassification of $8.2 million from the nonaccretable difference to accretable yield. This reclassification results in prospective yield adjustments on these loan pools.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively, resulting in $2.6 million and $143.2 million of loans no longer being covered as of June 30, 2015. As of June 30, 2015, $13.1 million and $82.8 million of George Washington and Midwest loans, respectively, remained covered by single family loss share agreements.

Changes in the loss share receivable for the three and six months ended June 30, 2015 and 2014 were as follows:

Loss Share Receivable	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$20,005	$54,748	$22,033	$61,827
Amortization	(1,185)	(4,185)	(3,372)	(10,048)
Increase/(decrease) due to impairment (recapture) on FDIC acquired loans	1,819	(3,897)	6,046	927
FDIC reimbursement	(8,713)	(1,237)	(12,726)	(6,324)
FDIC acquired loans paid in full	(106)	(1,448)	(161)	(2,401)
Balance at end of the period (1)	$11,820	$43,981	$11,820	$43,981

(1) As of June 30, 2015, the loss share receivable of $11.8 million was related to single family covered loans.

Total outstanding FDIC acquired impaired loans were $351.1 million and $637.6 million as of June 30, 2015 and 2014, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for FDIC acquired impaired loans were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
FDIC Acquired Impaired Loans	2015		2014		2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$29,867	$199,225	$63,003	$364,488	$37,511	$232,452	$67,282	$403,692
Accretion	(4,100)	4,100	(12,139)	12,139	(9,667)	9,667	(24,755)	24,755
Net reclassifications between non-accretable and accretable	2,136	—	5,549	—	2,080	—	11,606	—
Payments received, net	—	(45,517)	—	(60,146)	—	(84,311)	—	(111,966)
(Disposals)/Additions	(1,753)	—	(2,758)	—	(3,774)	—	(478)	—
Balance at end of period	$26,150	$157,808	$53,655	$316,481	$26,150	$157,808	$53,655	$316,481

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The cash flows expected to be collected on covered impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the quarter ended June 30, 2015, the re-estimation process resulted in a net reclassification of $2.1 million from accretable yield to nonaccretable difference. This reclassification results in prospective yield adjustments on the loan pools.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of June 30, 2015
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$5,837	$1,949	$3,780	$11,566	$5,459,797	$5,471,363	$—	$29,241
CRE	3,758	119	2,780	6,657	2,131,715	2,138,372	418	7,486
Construction	483	—	—	483	586,412	586,895	—	—
Leases	17,862	—	—	17,862	418,840	436,702	—	1,162
Consumer
Installment	11,526	3,010	4,191	18,727	2,701,332	2,720,059	3,386	2,903
Home Equity Lines	2,268	720	1,032	4,020	1,176,782	1,180,802	249	1,591
Credit Cards	679	338	558	1,575	167,001	168,576	337	459
Residential Mortgages	9,792	1,935	7,595	19,322	633,821	653,143	3,619	12,300
Total	$52,205	$8,071	$19,936	$80,212	$13,275,700	$13,355,912	$8,009	$55,142
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$33	$99	$3,279	$3,411	$334,012	$337,423	$—	$661
CRE	3,353	3,115	17,473	23,941	510,004	533,945	—	5,545
Construction	—	—	694	694	5,536	6,230	—	—
Consumer
Installment	3,999	1,029	1,083	6,111	653,237	659,348	475	671
Home Equity Lines	2,349	785	1,353	4,487	195,692	200,179	762	246
Residential Mortgages	186	1,173	4,902	6,261	352,298	358,559	411	929
Total	$9,920	$6,201	$28,784	$44,905	$2,050,779	$2,095,684	$1,648	$8,052
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$—	$—	$2,916	$2,916	$35,221	$38,137	n/a	n/a
CRE	664	1,959	32,076	34,699	67,110	101,809	n/a	n/a
Construction	—	—	3,701	3,701	2,174	5,875	n/a	n/a
Consumer
Installment	—	—	—	—	2,299	2,299	n/a	n/a
Home Equity Lines	1,256	246	3,454	4,956	50,589	55,545	n/a	n/a
Residential Mortgages	5,391	319	2,961	8,671	29,358	38,029	n/a	n/a
Total	$7,311	$2,524	$45,108	$54,943	$186,751	$241,694	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.7 million of loans guaranteed by the U.S. government as of June 30, 2015.
(2) Excludes loss share receivable of $11.8 million as of June 30, 2015.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at June 30, 2015 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC Acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

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
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at December 31, 2014 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC Acquired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

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

(1) Installment loans 90 days or more past due and accruing include $2.5 million of loans guaranteed by the U.S. government as of June 30, 2014.
(2) Excludes loss share receivable of $44.0 million as of June 30, 2014.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at June 30, 2014 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC Acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information about a borrower’s ability to fulfill its obligation. For consumer loans, Management evaluates credit quality based on the aging status of the loan as well as by payment activity, which is presented in the above tables.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of June 30, 2015
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$65,856	$807	$—	$14,688	$81,351
Grade 2	206,384	1,166	—	29,564	237,114
Grade 3	1,417,295	367,457	55,889	65,664	1,906,305
Grade 4	3,567,387	1,715,998	529,517	321,268	6,134,170
Grade 5	98,137	25,466	360	2,956	126,919
Grade 6	112,661	27,478	1,129	2,562	143,830
Grade 7	3,643	—	—	—	3,643
Total	$5,471,363	$2,138,372	$586,895	$436,702	$8,633,332

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$1,061	$—	$—	$—	$1,061
Grade 2	—	—	—	—	—
Grade 3	17,338	27,190	—	—	44,528
Grade 4	289,027	453,830	5,536	—	748,393
Grade 5	13,283	16,815	—	—	30,098
Grade 6	16,714	36,110	694	—	53,518
Grade 7	—	—	—	—	—
Total	$337,423	$533,945	$6,230	$—	$877,598

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,129	—	—	—	1,129
Grade 3	—	—	—	—	—
Grade 4	33,992	65,906	817	—	100,715
Grade 5	—	625	—	—	625
Grade 6	3,016	35,278	5,058	—	43,352
Grade 7	—	—	—	—	—
Total	$38,137	$101,809	$5,875	$—	$145,821

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2014
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$33,855	$—	$—	$9,408	$43,263
Grade 2	134,682	3,610	—	10,971	149,263
Grade 3	1,100,807	290,652	36,954	55,648	1,484,061
Grade 4	3,439,210	1,725,808	371,488	236,324	5,772,830
Grade 5	100,776	29,382	—	7,092	137,250
Grade 6	48,285	48,566	1,424	352	98,627
Grade 7	—	—	—	—	—
Total	$4,857,615	$2,098,018	$409,866	$319,795	$7,685,294

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$700	$—	$—	$—	$700
Grade 2	—	—	—	—	—
Grade 3	35,608	26,652	—	—	62,260
Grade 4	553,293	651,011	13,899	—	1,218,203
Grade 5	41,213	50,267	—	—	91,480
Grade 6	29,447	55,813	—	—	85,260
Grade 7	—	—	—	—	—
Total	$660,261	$783,743	$13,899	$—	$1,457,903

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,015	—	—	—	1,015
Grade 3	—	—	—	—	—
Grade 4	38,892	104,455	707	—	144,054
Grade 5	999	3,984	—	—	4,983
Grade 6	15,517	108,637	18,045	—	142,199
Grade 7	—	180	349	—	529
Total	$56,423	$217,256	$19,101	$—	$292,780

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three and six months ended June 30, 2015 and 2014, as well as the corresponding recorded investment in originated loans at the end of the period:

As of June 30, 2015
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$39,838	$8,813	$1,752	$629	$13,358	$19,433	$7,801	$5,921	$97,545
Charge-offs	(3,247)	(408)	—	—	(5,090)	(971)	(1,209)	(373)	(11,298)
Recoveries	453	1	39	3	2,844	839	358	89	4,626
Provision for loan losses	5,832	94	(251)	(13)	3,798	738	868	(257)	10,809
Allowance for originated loan losses, ending balance	$42,876	$8,500	$1,540	$619	$14,910	$20,039	$7,818	$5,380	$101,682
Six Months Ended
Allowance for originated loan losses, beginning balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Charge-offs	(3,757)	(623)	—	—	(10,145)	(1,882)	(2,661)	(797)	(19,865)
Recoveries	794	1	40	7	5,864	1,452	724	124	9,006
Provision for loan losses	8,464	(1,370)	(702)	(62)	6,273	1,145	1,789	1,308	16,845
Allowance for originated loan losses, ending balance	$42,876	$8,500	$1,540	$619	$14,910	$20,039	$7,818	$5,380	$101,682

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$9,117	$151	$—	$—	$1,001	$217	$250	$890	$11,626
Collectively evaluated for impairment	33,759	8,349	1,540	619	13,909	19,822	7,568	4,490	90,056
Total ending allowance for originated loan losses balance	$42,876	$8,500	$1,540	$619	$14,910	$20,039	$7,818	$5,380	$101,682
Originated loans:
Originated loans individually evaluated for impairment	$45,969	$12,072	$—	$1,162	$31,927	$7,421	$787	$24,697	$124,035
Originated loans collectively evaluated for impairment	5,425,394	2,126,300	586,895	435,540	2,688,132	1,173,381	167,789	628,446	13,231,877
Total ending originated loan balance	$5,471,363	$2,138,372	$586,895	$436,702	$2,720,059	$1,180,802	$168,576	$653,143	$13,355,912

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2014
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Allowance for Acquired Loan Losses

The Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of June 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three and six months ended June 30, 2015, provision for loan losses, equal to net charge-offs, of $1.6 million and $3.8 million, respectively, were recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

The following table presents activity in the allowance for acquired impaired loan losses for the three and six months ended June 30, 2015 and 2014:

Allowance for Acquired Impaired Loan Losses	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of the period	$7,493	$2,974	$7,457	$741
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision/(recapture) for loan losses	(2,543)	2,003	(2,507)	4,236
Balance at end of the period	$4,950	$4,977	$4,950	$4,977

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC acquired nonimpaired loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of June 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents activity in the allowance for FDIC acquired impaired loan losses for the three and six months ended June 30, 2015 and 2014:

Allowance for FDIC acquired Impaired Loan Losses	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of the period	$41,514	$49,970	$40,496	$44,027
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	928	(451)	5,153	7,428
Net (benefit)/recapture attributable to FDIC loss share agreements	(1,819)	3,897	(6,046)	(927)
Net (recapture)/provision for loan losses	(891)	3,446	(893)	6,501
Increase/(decrease) in loss share receivable	1,819	(3,897)	6,046	927
Loans charged-off	(815)	(4,410)	(4,022)	(6,346)
Balance at end of the period	$41,627	$45,109	$41,627	$45,109

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

Interest income recognized on impaired loans was $118.0 thousand and $236.0 thousand for the three and six months ended June 30, 2015, respectively, compared to $20.0 thousand and $123.0 thousand for the three and six months ended June 30, 2014, respectively. Interest income which would have been earned in accordance with the original terms was $0.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively, compared to $0.5 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

As of June 30, 2015
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$28,076	$37,358	$—	$27,238
CRE	11,482	17,585	—	12,983
Construction	—	—	—	—
Leases	1,162	1,162	—	598
Consumer
Installment	1,678	2,183	—	1,753
Home equity line	884	1,132	—	906
Credit card	19	19	—	26
Residential mortgages	12,047	14,700	—	12,146
Subtotal	55,348	74,139	—	55,650
Impaired loans with a related allowance
Commercial
C&I	17,893	18,062	9,117	7,199
CRE	590	593	151	600
Construction	—	—	—	—
Leases	—	—	—	—
Consumer
Installment	30,249	30,302	1,001	25,722
Home equity line	6,537	6,537	217	6,684
Credit card	768	768	250	823
Residential mortgages	12,650	12,739	890	12,675
Subtotal	68,687	69,001	11,626	53,703
Total impaired loans	$124,035	$143,140	$11,626	$109,353

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of June 30, 2015, December 31, 2014, and June 30, 2014.

	As of June 30, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	56	$29,454	$36,538
CRE	69	10,362	15,681
Construction	31	—	—
Total originated commercial	156	39,816	52,219
Consumer
Installment	1,215	31,927	32,485
Home equity lines	271	7,421	7,669
Credit card	231	787	787
Residential mortgages	316	24,697	27,439
Total originated consumer	2,033	64,832	68,380
Total originated loans	2,189	$104,648	$120,599
Acquired loans
Commercial
C&I	2	$—	$55
CRE	3	930	1,018
Total acquired commercial	5	930	1,073
Consumer
Installment	50	1,144	1,227
Home equity lines	174	7,138	7,205
Residential mortgages	31	2,150	2,386
Total acquired consumer	255	10,432	10,818
Total acquired loans	260	$11,362	$11,891
FDIC acquired loans
Commercial
C&I	8	$—	$1,299
CRE	24	11,704	27,933
Construction	9	525	9,542
Total FDIC acquired commercial	41	12,229	38,774
Consumer
Home equity lines	77	10,563	10,739
Residential mortgages	1	184	184
Total FDIC acquired consumer	78	10,747	10,923
Total FDIC acquired loans	119	$22,976	$49,697
Total loans
Commercial
C&I	66	$29,454	$37,892
CRE	96	22,996	44,632
Construction	40	525	9,542
Total commercial	202	52,975	92,066
Consumer
Installment	1,265	33,071	33,712
Home equity lines	522	25,122	25,613
Credit card	231	787	787
Residential mortgages	348	27,031	30,009
Total consumer	2,366	86,011	90,121
Total loans	2,568	$138,986	$182,187

Note 1: For originated loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Note 2: For acquired and FDIC acquired loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge offs and remaining purchase discount.

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

Note 1: For originated loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Note 2: For acquired and FDIC acquired loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge offs and remaining purchase discount.

	As of June 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	41	$7,062	$13,200
CRE	60	21,407	25,567
Construction	31	53	76
Total originated commercial	132	28,522	38,843
Consumer
Installment	1,350	24,394	25,293
Home equity lines	260	6,956	7,192
Credit card	253	979	979
Residential mortgages	326	26,297	29,426
Total originated consumer	2,189	58,626	62,890
Total originated loans	2,321	$87,148	$101,733
Acquired loans
Commercial
C&I	1	4	4
CRE	1	1,661	1,661
Total acquired commercial	2	1,665	1,665
Consumer
Installment	30	979	1,032
Home equity lines	90	4,710	4,750
Residential mortgages	21	1,461	1,635
Total acquired consumer	141	7,150	7,417
Total acquired loans	143	$8,815	$9,082
FDIC acquired loans
Commercial
C&I	6	$177	$1,070
CRE	24	37,385	54,480
Construction	10	2,605	21,331
Total FDIC acquired commercial	40	40,167	76,881
Consumer
Home equity lines	62	8,489	8,489
Residential mortgages	2	337	337
Total FDIC acquired consumer	64	8,826	8,826
Total FDIC acquired loans	104	$48,993	$85,707
Total loans
Commercial
C&I	48	$7,243	$14,274
CRE	85	60,453	81,708
Construction	41	2,658	21,407
Total commercial	174	70,354	117,389
Consumer
Installment	1,380	25,373	26,325
Home equity lines	412	20,155	20,431
Credit card	253	979	979
Residential mortgages	349	28,095	31,398
Total consumer	2,394	74,602	79,133
Total loans	2,568	$144,956	$196,522

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Note 1: For originated loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.
Note 2: For acquired and FDIC acquired loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge offs and remaining purchase discount.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three and six months ended June 30, 2015 and 2014 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three and six months ended June 30, 2015 and 2014 did not involve the forgiveness of principal; accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three and six months ended June 30, 2015 and 2014 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At June 30, 2015, December 31, 2014, and June 30, 2014, the Corporation had $3.7 million, $0.2 million, and $1.6 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of June 30, 2015, December 31, 2014, and June 30, 2014, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of June 30, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$17,346	$—	$17,346	$9,260	$2,848	$12,108	$29,454	$2,893
CRE	5,968	—	5,968	1,598	2,796	4,394	10,362	63
Construction	—	—	—	—	—	—	—	—
Total originated commercial	23,314	—	23,314	10,858	5,644	16,502	39,816	2,956
Consumer
Installment	29,715	603	30,318	1,390	219	1,609	31,927	1,001
Home equity lines	6,611	107	6,718	557	146	703	7,421	217
Credit card	684	100	784	—	3	3	787	250
Residential mortgages	13,925	2,105	16,030	4,957	3,710	8,667	24,697	890
Total originated consumer	50,935	2,915	53,850	6,904	4,078	10,982	64,832	2,358
Total originated TDRs	$74,249	$2,915	$77,164	$17,762	$9,722	$27,484	$104,648	$5,314
Acquired loans
Commercial
C&I	—	—	—	—	—	—	—	—
CRE	—	—	—	930	—	930	930	98
Total acquired commercial	—	—	—	930	—	930	930	98
Consumer
Installment	1,082	47	1,129	15	—	15	1,144	44
Home equity lines	6,387	618	7,005	133	—	133	7,138	—
Residential mortgages	1,313	—	1,313	615	222	837	2,150	—
Total acquired consumer	8,782	665	9,447	763	222	985	10,432	44
Total acquired TDRs	$8,782	$665	$9,447	$1,693	$222	$1,915	$11,362	$142
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	11,704	11,704	—	—	—	11,704	2,393
Construction	525	—	525	—	—	—	525	96
Total FDIC acquired commercial	525	11,704	12,229	—	—	—	12,229	2,489
Consumer
Home equity lines	9,505	89	9,594	143	826	969	10,563	23
Residential mortgages	184	—	184	—	—	—	184	—
Total FDIC acquired consumer	9,689	89	9,778	143	826	969	10,747	23
Total FDIC acquired TDRs	$10,214	$11,793	$22,007	$143	$826	$969	$22,976	$2,512
Total loans
Commercial
C&I	$17,346	$—	$17,346	$9,260	$2,848	$12,108	$29,454	$2,893
CRE	5,968	11,704	17,672	2,528	2,796	5,324	22,996	2,554
Construction	525	—	525	—	—	—	525	96
Total commercial	23,839	11,704	35,543	11,788	5,644	17,432	52,975	5,543
Consumer
Installment	30,797	650	31,447	1,405	219	1,624	33,071	1,045
Home equity lines	22,503	814	23,317	833	972	1,805	25,122	240
Credit card	684	100	784	—	3	3	787	250
Residential mortgages	15,422	2,105	17,527	5,572	3,932	9,504	27,031	890
Total consumer	69,406	3,669	73,075	7,810	5,126	12,936	86,011	2,425
Total TDRs	$93,245	$15,373	$108,618	$19,598	$10,770	$30,368	$138,986	$7,968

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$6,740	$—	$6,740	$—	$383	$383	$7,123	$72
CRE	12,885	952	13,837	394	3,376	3,770	17,607	159
Construction	—	—	—	—	—	—	—	—
Total originated commercial	19,625	952	20,577	394	3,759	4,153	24,730	231
Consumer
Installment	22,254	726	22,980	1,663	262	1,925	24,905	1,178
Home equity lines	6,239	269	6,508	871	—	871	7,379	207
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	13,440	3,538	16,978	5,006	3,267	8,273	25,251	1,283
Total originated consumer	42,708	4,593	47,301	7,555	3,533	11,088	58,389	2,964
Total originated TDRs	$62,333	$5,545	$67,878	$7,949	$7,292	$15,241	$83,119	$3,195
Acquired loans
Commercial
C&I	$15	$—	$15	$3	$—	$3	$18	$18
CRE	—	—	—	978	1,564	2,542	2,542	134
Total acquired commercial	15	—	15	981	1,564	2,545	2,560	152
Consumer
Installment	841	87	928	24	23	47	975	65
Home equity lines	6,186	607	6,793	139	—	139	6,932	9
Residential mortgages	868	—	868	470	295	765	1,633	2
Total acquired consumer	7,895	694	8,589	633	318	951	9,540	76
Total acquired TDRs	$7,910	$694	$8,604	$1,614	$1,882	$3,496	$12,100	$228
FDIC acquired loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,123	20,376	25,499	—	—	—	25,499	2,879
Construction	339	—	339	—	—	—	339	295
Total FDIC acquired commercial	5,462	20,553	26,015	—	—	—	26,015	3,174
Consumer
Home equity lines	8,561	—	8,561	329	—	329	8,890	27
Residential mortgages	334	—	334	—	—	—	334	21
Total FDIC acquired consumer	8,895	—	8,895	329	—	329	9,224	48
Total FDIC acquired TDRs	$14,357	$20,553	$34,910	$329	$—	$329	$35,239	$3,222
Total Loans
Commercial
C&I	$6,755	$177	$6,932	$3	$383	$386	$7,318	$90
CRE	18,008	21,328	39,336	1,372	4,940	6,312	45,648	3,172
Construction	339	—	339	—	—	—	339	295
Total commercial	25,102	21,505	46,607	1,375	5,323	6,698	53,305	3,557
Consumer
Installment	23,095	813	23,908	1,687	285	1,972	25,880	1,243
Home equity lines	20,986	876	21,862	1,339	—	1,339	23,201	243
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	14,642	3,538	18,180	5,476	3,562	9,038	27,218	1,306
Total consumer	59,498	5,287	64,785	8,517	3,851	12,368	77,153	3,088
Total TDRs	$84,600	$26,792	$111,392	$9,892	$9,174	$19,066	$130,458	$6,645

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$1,659	$—	$1,659	$3,375	$2,028	$5,403	$7,062	$2,443
CRE	15,387	1,529	16,916	1,419	3,072	4,491	21,407	93
Construction	—	—	—	53	—	53	53	9
Total originated commercial	17,046	1,529	18,575	4,847	5,100	9,947	28,522	2,545
Consumer
Installment	21,404	694	22,098	2,074	222	2,296	24,394	1,008
Home equity lines	5,767	188	5,955	1,001	—	1,001	6,956	201
Credit card	857	86	943	—	36	36	979	361
Residential mortgages	15,256	2,349	17,605	5,335	3,357	8,692	26,297	1,019
Total originated consumer	43,284	3,317	46,601	8,410	3,615	12,025	58,626	2,589
Total originated TDRs	$60,330	$4,846	$65,176	$13,257	$8,715	$21,972	$87,148	$5,134
Acquired loans
Commercial
C&I	$—	$—	$—	$4	$—	$4	$4	$4
CRE	1,661	—	1,661	—	—	—	1,661	182
Total acquired commercial	1,661	—	1,661	4	—	4	1,665	186
Consumer
Installment	702	250	952	27	—	27	979	14
Home equity lines	4,026	576	4,602	108	—	108	4,710	—
Residential mortgages	670	—	670	764	27	791	1,461	—
Total acquired consumer	5,398	826	6,224	899	27	926	7,150	14
Total acquired TDRs	$7,059	$826	$7,885	$903	$27	$930	$8,815	$200
FDIC acquired loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	4,909	32,476	37,385	—	—	—	37,385	1,129
Construction	666	1,939	2,605	—	—	—	2,605	68
Total FDIC acquired commercial	5,575	34,592	40,167	—	—	—	40,167	1,197
Consumer
Home equity lines	8,038	115	8,153	336	—	336	8,489	—
Residential mortgages	337	—	337	—	—	—	337	—
Total FDIC acquired consumer	8,375	115	8,490	336	—	336	8,826	—
Total FDIC acquired TDRs	$13,950	$34,707	$48,657	$336	$—	$336	$48,993	$1,197
Total loans
Commercial
C&I	$1,659	$177	$1,836	$3,379	$2,028	$5,407	$7,243	$2,447
CRE	21,957	34,005	55,962	1,419	3,072	4,491	60,453	1,404
Construction	666	1,939	2,605	53	—	53	2,658	77
Total commercial	24,282	36,121	60,403	4,851	5,100	9,951	70,354	3,928
Consumer
Installment	22,106	944	23,050	2,101	222	2,323	25,373	1,022
Home equity lines	17,831	879	18,710	1,445	—	1,445	20,155	201
Credit card	857	86	943	—	36	36	979	361
Residential mortgages	16,263	2,349	18,612	6,099	3,384	9,483	28,095	1,019
Total consumer	57,057	4,258	61,315	9,645	3,642	13,287	74,602	2,603
Total TDRs	$81,339	$40,379	$121,718	$14,496	$8,742	$23,238	$144,956	$6,531

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

The following tables provide the number of loans modified in a TDR within the previous 12 months that subsequently defaulted during the three months ended June 30, 2015 and June 30, 2014, as well as the amount defaulted in these restructured loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of June 30, 2015
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total originated commercial	—	—
Consumer
Installment	1	6
Home equity lines	—	—
Credit card	1	1
Residential mortgages	1	368
Total originated consumer	3	$375
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total acquired commercial	—	$—
Consumer
Installment	1	33
Home equity lines	—	—
Residential mortgages	—	—
Total acquired consumer	1	$33
Total loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total commercial	—	—
Consumer
Installment	2	39
Home equity lines	—	—
Credit card	1	1
Residential mortgages	1	368
Total consumer	4	408
Total	4	$408

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of June 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	1	$170
CRE	1	363
Construction	—	—
Total originated commercial	2	533
Consumer
Installment	1	3
Home equity lines	—	—
Credit card	7	31
Residential mortgages	1	99
Total originated consumer	9	$133
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total acquired commercial	—	—
Consumer
Installment	—	—
Home equity lines	—	—
Residential mortgages	—	—
Total acquired consumer	—	$—
Total loans
Commercial
C&I	1	$170
CRE	1	363
Construction	—	—
Total commercial	2	533
Consumer
Installment	1	3
Home equity lines	—	—
Credit card	7	31
Residential mortgages	1	99
Total consumer	9	133
Total	11	$666

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of June 30, 2015, December 31, 2014, and June 30, 2014. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2014 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	June 30, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(24,150)	$58,173
Lease intangible	238	(194)	44
Trust Relationships (2)	14,000	(6,393)	7,607
	$96,561	(30,737)	$65,824

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(19,996)	$62,327
Lease intangible	238	(176)	62
Trust Relationships (2)	14,000	(5,369)	8,631
	$96,561	$(25,541)	$71,020

	June 30, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$87,533	$(20,637)	$66,896
Lease intangible	618	(538)	80
Trust relationships (2)	14,000	(4,090)	9,910
	$102,151	$(25,265)	$76,886

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $5.2 million in the six months ended June 30, 2015, compared to $5.9 million in the six months ended June 30, 2014. Estimated amortization expense for each of the next five years is as follows: remainder of 2015 - $5.2 million; 2016 - $9.2 million; 2017 - $8.2 million; 2018 - $7.3 million; and 2019 - $6.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

6.     Shareholders' Equity

Common Stock Warrant

On May 13, 2015, the Corporation repurchased a warrant previously issued by Citizens to the U.S. Treasury. The warrant, which entitled the U.S. Treasury to purchase 2,571,998 shares of FirstMerit Common Stock at an adjusted strike price of $17.50, was purchased for $12.2 million. In accordance with GAAP, the Corporation recorded a reduction to capital surplus in the amount of $9.2 million in conjunction with this warrant repurchase that reflected the excess amount paid over the previously stated amount.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Basic EPS:
Net income	$56,584	$59,519	$113,723	$112,974
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469	2,938	2,938
Income allocated to participating securities	467	489	937	926
Net income attributable to common shareholders	$54,648	$57,561	$109,848	$109,110
Weighted average Common Stock outstanding used in basic EPS	165,736	165,335	165,574	165,198
Basic net income per common share	$0.33	$0.35	$0.66	$0.66

Diluted EPS:
Income used in diluted earnings per common share calculation	$54,648	$57,561	$109,848	$109,110
Weighted average Common Stock outstanding used in basic EPS	165,736	165,335	165,574	165,198
Add: Common Stock equivalents:
Warrant and stock plans	541	812	515	854
Weighted average Common and Common Stock equivalent shares outstanding	166,277	166,147	166,089	166,052
Diluted net income per common share	$0.33	$0.35	$0.66	$0.66

Common Stock equivalents consist of employee stock award plans and the Common Stock warrant. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential Common Stock for the six months ended June 30, 2015 and 2014 totaled 0.8 million and 1.0 million, respectively.

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

•
Retail – The retail line of business includes consumer lending and deposit gathering, residential mortgage loan origination and servicing, and branch-based small business banking. Retail offers a variety of retail financial products and services including consumer direct and indirect installment loans, debit and credit cards, debit gift cards, residential mortgage loans, home equity loans and lines of credit, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three and six months ended June 30, 2015 and June 30, 2014:

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2015	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income/(loss)	$101,342	$202,830	$92,501	$184,527	$5,452	$10,932	$(14,177)	$(27,548)	$185,118	$370,741
Provision/ (recapture) for loan losses	2,285	1,759	8,447	15,981	(1)	(171)	(1,765)	(355)	8,966	17,214
Noninterest income	21,918	44,408	23,964	45,701	14,816	28,792	5,884	13,528	66,582	132,429
Noninterest expense	61,032	122,685	87,799	176,070	13,461	27,181	(618)	(3,610)	161,674	322,326
Net income/(loss)	38,963	79,816	13,142	24,815	4,425	8,264	54	828	56,584	113,723
AVERAGES:
Assets	$9,437,824	$9,445,975	$5,951,665	$5,898,835	$290,798	$296,461	$9,449,572	$9,374,463	$25,129,859	$25,015,734
Loans	9,533,843	9,520,262	5,702,015	5,636,666	281,013	286,484	60,490	59,274	15,577,361	15,502,686
Earning assets	9,828,867	9,811,770	5,707,400	5,645,469	281,013	286,484	6,535,441	6,483,544	22,352,721	22,227,267
Deposits	6,777,434	6,831,887	11,105,954	11,115,005	1,188,563	1,214,617	610,711	573,990	19,682,662	19,735,499
Economic capital	1,355,049	1,349,289	767,803	763,446	111,770	109,969	657,810	656,765	2,892,432	2,879,469

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income/(loss)	$106,217	$210,422	$96,108	$190,454	$4,927	$9,717	$(11,675)	$(21,114)	$195,577	$389,479
Provision/ (recapture) for loan losses	(1,346)	4,360	12,443	20,782	396	351	3,760	4,297	15,253	29,790
Noninterest income	26,681	47,987	25,345	52,380	14,052	27,516	6,482	11,948	72,560	139,831
Noninterest expense	63,441	127,407	89,383	186,091	13,177	26,695	1,399	(3,460)	167,400	336,733
Net income/(loss)	46,875	83,885	12,758	23,375	3,515	6,622	(3,629)	(907)	59,519	112,974
AVERAGES:
Assets	$9,192,463	$9,132,758	$5,546,492	$5,504,382	$258,845	$250,279	$9,293,476	$9,329,040	$24,291,276	$24,216,459
Loans	9,176,853	9,119,431	5,198,481	5,142,098	248,188	239,358	78,797	57,313	14,702,319	14,558,200
Earning assets	9,465,291	9,387,095	5,218,868	5,160,893	248,188	239,358	6,435,149	6,349,614	21,367,496	21,136,960
Deposits	6,545,608	6,595,348	11,720,730	11,736,766	1,050,002	1,030,018	180,455	204,132	19,496,795	19,566,264
Economic capital	1,301,532	1,300,177	744,110	724,203	100,361	98,684	622,349	627,822	2,768,352	2,750,886

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

At June 30, 2015, December 31, 2014, and June 30, 2014, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2014		June 30, 2015		December 31, 2014		June 30, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Commercial Loan Swaps (FRAPS)	$—	$—	$—	$—	$—	$—	$75,794	$5,104	$93,313	$6,683	$102,828	$8,989
Sub Debt Swap	250,000	1,153	250,000	5,256	—	—	—	—	—	—	—	—
Fair value hedges	$250,000	$1,153	$250,000	$5,256	$—	$—	$75,794	$5,104	$93,313	$6,683	$102,828	$8,989

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

During the fourth quarter of 2014, the Corporation entered into a $250.0 million interest rate swap simultaneously with its long-term debt issuance for interest rate risk management purposes. This interest rate swap effectively modifies the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the swap, without an exchange of the underlying principal amount. This interest rate swap was designated as a fair value hedge, and through application of the “shortcut method of accounting”, there is an assumption that the hedge is effective in offsetting changes in the fair value of the long-term debt due to changes in the U.S. LIBOR swap rate (the designated benchmark interest rate).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Derivatives Not Designated in Hedge Relationships

As of June 30, 2015, December 31, 2014, and June 30, 2014, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2014		June 30, 2015		December 31, 2014		June 30, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,726,600	$46,216	$1,673,012	$48,366	$1,618,463	$47,952	$1,726,600	$46,216	$1,673,012	$48,366	$1,618,463	$47,952
Mortgage loan commitments	52,024	342	102,523	1,408	169,232	2,491	—	—	—	—	—	—
Forward sales contracts	15,200	106	—	—	—	—	—	—	47,657	272	80,161	545
Credit contracts	—	—	10,001	—	15,269	—	73,512	—	69,227	—	52,319	10
Foreign exchange	29,687	256	22,406	167	25,623	107	15,823	177	6,580	118	7,568	48
Equity swap	—	—	—	—	—	—	31,718	—	25,198	—	25,397	—
Total	$1,823,511	$46,920	$1,807,942	$49,941	$1,828,587	$50,550	$1,847,653	$46,393	$1,821,674	$48,756	$1,783,908	$48,555

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

Written loan commitments in which the borrower has locked in an interest rate result in market risk to the Corporation to the extent market interest rates change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into forward sales contracts.

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations in interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between 3 to 8 years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than 1 year to 9 years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.5 million as of June 30, 2015. The fair values of the written swap participations were not material at June 30, 2015, December 31, 2014, and June 30, 2014.

Gains and losses recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2015 and 2014 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Mortgage loan commitments	Loan sales and servicing income	$(46)	$916	$(1,066)	$1,600
Forward sales contracts	Loan sales and servicing income	175	(713)	378	(929)
Foreign exchange contracts	Other operating income	165	328	(712)	107
Equity swap	Other operating expense	—	—	—	—
Total		$294	$531	$(1,400)	$778

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer, a derivative clearing organization, or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's ALCO, and only within the Corporation's Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements with collateral delivery thresholds on all bilateral derivatives. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are approved by the Corporation's Board of Directors. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS.

The majority of the Corporation's over-the-counter derivative transactions are cleared through a recognized derivative clearing organization ("Clearinghouse"). For cleared derivatives, the Clearinghouse is the Corporation's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Corporation of the required initial and variation margin. The requirement that the Corporation post initial and variation margin through the clearing agent to the Clearinghouse exposes the Corporation to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives.

The fair value of investment securities posted as collateral against derivative liabilities was $45.6 million, $53.5 million, and $64.0 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty in the net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of June 30, 2015, December 31, 2014, and June 30, 2014. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of June 30, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$1,153	$—	$1,153	$—	$—	$1,153
Interest rate swaps - non-designated	414	$—	414	(414)	—	—
Foreign exchange	164	—	164	(49)	(115)	—
Total derivative assets	$1,731	$—	$1,731	$(463)	$(115)	$1,153

Derivative liabilities
Interest rate swaps - designated	$5,104	$—	$5,104	$—	$(5,104)	$—
Interest rate swaps - non-designated	45,802	—	45,802	(414)	(45,388)	—
Foreign exchange	49	—	49	(49)	—	—
Total derivative liabilities	$50,955	$—	$50,955	$(463)	$(50,492)	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	$5,256	$—	$5,256	$—	$—	$5,256
Interest rate swaps - non-designated	352	—	352	(352)	—	—
Foreign exchange	134	—	134	(28)	(106)	—
Total derivative assets	$5,742	$—	$5,742	$(380)	$(106)	$5,256

Derivative liabilities
Interest rate swaps - designated	$6,683	$—	$6,683	$—	$(6,683)	$—
Interest rate swaps - non-designated	48,014	—	48,014	(352)	(47,662)	—
Foreign exchange	28	—	28	(28)	—	—
Total derivative liabilities	$54,725	$—	$54,725	$(380)	$(54,345)	$—

	As of June 30, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - non-designated	$839	$—	$839	$(839)	$—	$—
Foreign exchange	19	—	19	(19)	—	—
Total derivative assets	$858	$—	$858	$(858)	$—	$—

Derivative liabilities
Interest rate swaps - designated	$8,989	$—	$8,989	$—	$(8,989)	$—
Interest rate swaps - non-designated	47,114	—	47,114	(839)	(46,275)	—
Foreign exchange	35	—	35	(19)	(16)	—
Total derivative liabilities	$56,138	$—	$56,138	$(858)	$(55,280)	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

9.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$207	$182	$415	$364
Interest cost	3,517	3,584	7,035	7,168
Expected return on assets	(3,902)	(4,009)	(7,804)	(8,017)
Amortization of unrecognized prior service costs	570	698	1,140	1,331
Amortization of actuarial losses/(gains)	1,057	804	2,113	1,513
Net periodic pension cost	$1,449	$1,259	$2,899	$2,359

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$41	$16	$83	$33
Interest cost	144	164	288	327
Amortization of unrecognized prior service costs	(160)	(117)	(319)	(234)
Amortization of actuarial losses/(gains)	81	59	163	118
Net periodic postretirement cost	$106	$122	$215	$244

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2015, December 31, 2014, and June 30, 2014:

		Fair Value by Hierarchy
(In thousands)	June 30, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,824	$2,824	$—	$—
U.S. treasury notes & bonds	5,005	—	5,005	—
U.S. government agency debentures	2,510	—	2,510	—
U.S. States and political subdivisions	207,617	—	207,617	—
Residential mortgage-backed securities:
U.S. government agencies	960,852	—	960,852	—
Commercial mortgage-backed securities:
U.S. government agencies	170,338	—	170,338	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,949,389	—	1,949,389	—
Non-agency	5	—	—	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	228,438	—	228,438	—
Corporate debt securities	53,450	—	—	53,450
Asset-backed securities:
Collateralized loan obligations	258,081	—	—	258,081
Total available for sale securities	3,838,509	2,824	3,524,149	311,536
Residential loans held for sale	8,302	—	8,302	—
Derivative assets:
Interest rate swaps - fair value hedges	1,153	—	1,153	—
Interest rate swaps - nondesignated	46,216	—	46,216	—
Mortgage loan commitments	342	—	342	—
Forward sale contracts	106	—	106	—
Foreign exchange	256	—	256	—
Total derivative assets	48,073	—	48,073	—
Total fair value of assets (1)	$3,894,884	$2,824	$3,580,524	$311,536
Derivative liabilities:
Interest rate swaps - fair value hedges	$5,104	$—	$5,104	$—
Interest rate swaps - nondesignated	46,216	—	46,216	—
Foreign exchange	177	—	177	—
Total derivative liabilities	51,497	—	51,497	—
True-up liability	13,408	—	—	13,408
Total fair value of liabilities (1)	$64,905	$—	$51,497	$13,408
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$20,809	$—	$—	$20,809
Impaired loans (3)	72,580	—	—	72,580
Other property (4)	33,078	—	—	33,078
Other real estate covered by loss share (5)	4	—	—	4
Total nonrecurring fair value	$126,471	$—	$—	$126,471

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the three months ended June 30, 2015.
(2) MSRs with a recorded investment of $20.6 million were reduced by a specific valuation allowance totaling $0.5 million to a reported carrying value of $20.1 million resulting in recognition of $0.6 million in recoveries included in loan sales and servicing income in the three months ended June 30, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(3) Collateral dependent impaired loans with a recorded investment of $82.7 million were reduced by specific valuation allowance allocations totaling $10.2 million to a reported net carrying value of $72.6 million.
(4) Amounts do not include assets held at cost at June 30, 2015. During the three months ended June 30, 2015, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $2.1 million included in noninterest expense.
(5) Amounts do not include assets held at cost at June 30, 2015. During the three months ended June 30, 2015, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition was immaterial.

		Fair Value by Hierarchy
(In thousands)	December 31, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,974	$2,974	$—	$—
U.S. government agency debentures	2,482	—	2,482	—
U.S. States and political subdivisions	227,342	—	227,342	—
Residential mortgage-backed securities:
U.S. government agencies	970,998	—	970,998	—
Commercial mortgage-backed securities:
U.S. government agencies	103,403	—	103,403	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,676,567	—	1,676,567	—
Non-agency	7	—	1	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,334	—	222,334	—
Corporate debt securities	51,337	—	—	51,337
Asset-backed securities
Collateralized loan obligations	287,844	—	—	287,844
Total available-for-sale securities	3,545,288	2,974	3,203,127	339,187
Residential loans held for sale	14,389	—	14,389	—
Derivative assets:
Interest rate swaps - fair value hedges	5,256	—	5,256	—
Interest rate swaps - nondesignated	48,366	—	48,366	—
Mortgage loan commitments	1,408	—	1,408	—
Forward sale contracts	—	—	—	—
Foreign exchange	167	—	167	—
Total derivative assets	55,197	—	55,197	—
Total fair value of assets (1)	$3,614,874	$2,974	$3,272,713	$339,187
Derivative liabilities:
Interest rate swaps - fair value hedges	$6,683	$—	$6,683	$—
Interest rate swaps - nondesignated	48,366	—	48,366	—
Forward sale contracts	272	—	272	—
Foreign exchange	118	—	118	—
Total derivative liabilities	55,439	—	55,439	—
True-up liability	13,294	—	—	13,294
Total fair value of liabilities (1)	$68,733	$—	$55,439	$13,294
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$21,228	$—	$—	$21,228
Impaired loans (3)	56,041	—	—	56,041
Other property (4)	12,510	—	—	12,510
Other real estate covered by loss share (5)	3,614	—	—	3,614
Total nonrecurring fair value	$93,393	$—	$—	$93,393

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

		Fair Value by Hierarchy
(In thousands)	June 30, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,935	$2,935	$—	$—
Non-marketable equity securities	3,281		10	3,271
U.S. States and political subdivisions	240,805	—	240,805	—
Residential mortgage-backed securities:
U.S. government agencies	1,018,174	—	1,018,174	—
Commercial mortgage-backed securities:
U.S. government agencies	85,698	—	85,698	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,598,031	—	1,598,031	—
Non-agency	8	—	1	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	182,033	—	182,033	—
Corporate debt securities	53,490	—	—	53,490
Asset-backed securities:
Collateralized loan obligations	293,965	—	—	293,965
Total available-for-sale securities	3,478,420	2,935	3,124,752	350,733
Residential loans held for sale	21,632	—	21,632	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	47,952	—	47,952	—
Mortgage loan commitments	2,491	—	2,491	—
Forward sale contracts	—	—	—	—
Foreign exchange	107	—	107	—
Total derivative assets	50,550	—	50,550	—
Total fair value of assets (1)	$3,550,602	$2,935	$3,196,934	$350,733
Derivative liabilities:
Interest rate swaps - fair value hedges	$8,989	$—	$8,989	$—
Interest rate swaps - nondesignated	47,952	—	47,952	—
Forward sale contracts	545	—	545	—
Foreign exchange	48	—	48	—
Credit contracts	10	—	10	—
Total derivative liabilities	57,544	—	57,544	—
True-up liability	12,581	—	—	12,581
Total fair value of liabilities (1)	$70,125	$—	$57,544	$12,581
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$21,987	$—	$—	$21,987
Impaired loans (3)	56,006	—	—	56,006
Other property (4)	17,052	—	—	17,052
Other real estate covered by loss share (5)	22,782	—	—	22,782
Total nonrecurring fair value	$117,827	$—	$—	$117,827

(1) There were no transfers between levels 1, 2 and 3 of the fair value hierarchy during the three months ended June 30, 2014.
(2) MSRs with a recorded investment of $22.2 million were reduced by a specific valuation allowance totaling $0.6 million to a reported carrying value of $21.6 million resulting in recovery of a previously recognized expense of $0.1 million in the three months ended June 30, 2014.
(3) Collateral dependent impaired loans with a recorded investment of $62.2 million were reduced by specific valuation allowance allocations totaling $6.2 million to a reported net carrying value of $56.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(4) Amounts do not include assets held at cost at June 30, 2014. During the three months ended June 30, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.
(5) Amounts do not include assets held at cost at June 30, 2014. During the three months ended June 30, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended June 30, 2015 and 2014, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models by a third-party pricing service.   Approximately 92% of the available-for-sale portfolio is Level 2. For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include: municipal bonds; bonds backed by the U.S. government; corporate bonds; MBS; securities issued by the U.S. Treasury; and certain agency CMOs.  The independent pricing service uses industry-standard models to price U.S. government agencies and MBS that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of June 30, 2015, 8% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended June 30, 2015.

True-up liability. In connection with the George Washington and Midwest FDIC assisted acquisitions in 2010, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss sharing agreements (the "true-up liability"). This contingent consideration is classified as a liability within accrued taxes, expenses and other liabilities on the consolidated balance sheets and is remeasured at fair value each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings in the current period.

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

discount rate used to value the true-up liability was 3.58% and 3.12% as of June 30, 2015 and 2014, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.6 million and $0.7 million, respectively, as of June 30, 2015.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $8.4 million, $8.5 million, and $7.9 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.0 million, $4.8 million, and $4.7 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$346,685	$13,707	$349,425	$11,983	$339,187	$13,294	$347,610	$11,463
(Gains) losses included in earnings (1)	—	(299)	—	598	—	114	—	1,118
Unrealized gains (losses) (2)	4,561	—	1,253	—	11,697	—	3,021	—
Purchases	41,509	—	—	—	41,509	—	—	—
Sales	(71,832)	—	—	—	(71,832)	—	—	—
Settlements	(9,387)	—	55	—	(9,025)	—	102	—
Balance at ending of period	$311,536	$13,408	$350,733	$12,581	$311,536	$13,408	$350,733	$12,581

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

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of June 30, 2015, December 31, 2014, and June 30, 2014. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Aggregate fair value carrying amount	$8,302	$14,389	$21,632
Aggregate unpaid principal / contractual balance	8,155	13,873	20,886
Carrying amount over aggregate unpaid principal (1)	$147	$516	$746

(1) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of June 30, 2015, December 31, 2014, and June 30, 2014 are shown in the tables below.

	June 30, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$587,589	$587,589	$587,589	$—	$—
Available-for-sale securities	3,838,509	3,838,509	2,824	3,524,149	311,536
Held-to-maturity securities	2,787,513	2,760,120	—	2,760,120	—
Other securities	147,967	147,967	—	147,967	—
Loans held for sale	5,432	8,302	—	8,302	—
Net originated loans	13,254,230	13,077,485	—	—	13,077,485
Net acquired loans	2,090,734	2,167,304	—	—	2,167,304
Net FDIC acquired loans and loss share receivable	211,887	211,887	—	—	211,887
Accrued interest receivable	66,501	66,501	—	66,501	—
Derivatives	48,073	48,073	—	48,073	—
Financial liabilities:
Deposits	$19,673,850	$19,681,270	$—	$19,681,270	$—
Federal funds purchased and securities sold under agreements to repurchase	1,519,250	1,519,250	—	1,519,250	—
Wholesale borrowings	366,074	369,337	—	369,337	—
Long-term debt	497,393	509,900	—	509,900	—
Accrued interest payable	9,910	9,910	—	9,910	—
Derivatives	51,497	51,497	—	51,497	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$697,424	$697,424	$697,424	$—	$—
Available-for-sale securities	3,545,288	3,545,288	2,974	3,203,127	339,187
Held-to-maturity securities	2,903,609	2,875,920	—	2,875,920	—
Other securities	148,654	148,654	—	148,654	—
Loans held for sale	13,428	14,389	—	14,389	—
Net originated loans	12,398,116	12,235,530	—	—	12,235,530
Net acquired loans	2,471,723	2,564,842	—	—	2,564,842
Net FDIC acquired loans and loss share receivable	312,659	312,659	—	—	312,659
Accrued interest receivable	63,657	63,657	—	63,657	—
Derivatives	55,197	55,197	—	55,197	—
Financial liabilities:
Deposits	$19,504,665	$19,510,192	$—	$19,510,192	$—
Federal funds purchased and securities sold under agreements to repurchase	1,272,591	1,272,591	—	1,272,591	—
Wholesale borrowings	428,071	430,676	—	430,676	—
Long-term debt	505,192	516,476	—	516,476	—
Accrued interest payable	9,820	9,820	—	9,820	—
Derivatives	55,439	55,439	—	55,439	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$642,570	$642,570	$642,570	$—	$—
Available for sale securities	3,478,420	3,478,420	2,935	3,124,752	350,733
Held to maturity securities	3,052,118	3,001,866	—	3,001,866	—
Other securities	148,433	148,433	—	148,433	—
Loans held for sale	21,632	21,632	—	21,632	—
Net originated loans	11,375,243	11,458,318	—	—	11,458,318
Net acquired loans	3,018,810	3,166,228	—	—	3,166,228
Net FDIC acquired loans and loss share receivable	433,538	433,538	—	—	433,538
Accrued interest receivable	63,172	63,172	—	63,172	—
Derivatives	50,550	50,550	—	50,550	—
Financial liabilities:
Deposits	$19,298,396	$19,300,842	$—	$19,300,842	$—
Federal funds purchased and securities sold under agreements to repurchase	1,218,855	1,218,855	—	1,218,855	—
Wholesale borrowings	649,021	652,615	—	652,615	—
Long-term debt	324,433	335,757	—	335,757	—
Accrued interest payable	8,311	8,311	—	8,311	—
Derivatives	57,544	57,544	—	57,544	—

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

11.     Mortgage Servicing Rights and Mortgage Servicing Activity

The Corporation serviced for third parties approximately $2.5 billion of residential mortgage loans at June 30, 2015 and $2.7 billion at June 30, 2014. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.6 million and $1.6 million, respectively, for the three months ended June 30, 2015 and 2014, and were $3.2 million and $3.3 million, respectively, for the six months ended June 30, 2015 and 2014.

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

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Carrying amount of MSRs
Beginning balance	$21,490	$22,469	$22,011	$22,760
Additions	63	643	533	1,207
Amortization	(918)	(962)	(1,909)	(1,817)
Ending balance	20,635	22,150	20,635	22,150

Valuation Allowance:
Beginning balance	(1,131)	(425)	(955)	(282)
Additions	641	(137)	465	(280)
Ending balance	(490)	(562)	(490)	(562)
MSRs, net carrying balance	$20,145	$21,588	$20,145	$21,588

Fair value at end of period	$20,809	$21,987	$20,809	$21,987

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three and six months ended June 30, 2015 and 2014.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2015 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Prepayment speed assumption (annual CPR)	10.10%
Decrease in fair value from 10% adverse change	$701
Decrease in fair value from 25% adverse change	$1,363
Discount rate assumption	9.38%
Decrease in fair value from 100 basis point adverse change	$656
Decrease in fair value from 200 basis point adverse change	$1,268
Expected weighted-average life (in months)	100

12.     Commitments and Guarantees

Commitments to Extend Credit

To accommodate the financial needs of its customers, the Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to the Corporation's normal credit approval policies. The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments. The reserve for unfunded lending commitments at June 30, 2015, December 31, 2014, and June 30, 2014, included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $3.9 million, $5.8 million, and $7.1 million, respectively.

The Corporation's credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

Unused commitments to extend credit
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial	$3,746,824	$3,748,690	$3,386,052
Consumer	2,397,353	2,387,623	2,280,431
Total unused commitments to extend credit	$6,144,177	$6,136,313	$5,666,483

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

Financial guarantees
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Standby letters of credit	$255,418	$242,390	$201,212
Loans sold with recourse	28,891	45,071	34,662
Total financial guarantees	$284,309	$287,461	$235,874

Standby Letters of Credit. Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The Corporation has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Collateral held varies, but may include marketable securities, equipment, inventory, and real estate. Except for short-term guarantees of $145.8 million at June 30, 2015, the remaining guarantees extend in varying amounts through 2022.

Loans Sold with Recourse. The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells service released residential mortgage loans to other investors which contain early payment default recourse provisions. As of June 30, 2015, December 31, 2014, and June 30, 2014, the Corporation had sold $22.2 million, $38.1 million, and $24.1 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $6.7 million, $7.3 million, and $7.9 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of June 30, 2015, the Corporation continued to service approximately $3.7 million in manufactured housing loans that were sold with recourse and had reserved $1.1 million for potential losses from these manufactured housing loans.

The total reserve associated with loans sold with recourse was approximately $7.8 million, $8.4 million, and $9.0 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively, and is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects Management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Changes in the repurchase reserves for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$6,650	$1,126	$7,776
Net increase/(decrease) to reserve	363	—	363
Net realized (losses)/gains	(363)	2	(361)
Balance at end of period	$6,650	$1,128	$7,778

	Three Months Ended June 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$8,200	$1,117	$9,317
Net increase/(decrease) to reserve	164	—	164
Net realized (losses)/gains	(464)	5	(459)
Balance at end of period	$7,900	$1,122	$9,022

	Six Months Ended June 30, 2015
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$7,250	$1,124	$8,374
Net increase/(decrease) to reserve	(39)	—	(39)
Net realized (losses) /gains	(561)	4	(557)
Balance at end of period	$6,650	$1,128	$7,778

	Six Months Ended June 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net increase/(decrease) to reserve	2,757	—	2,757
Net realized (losses)/gains	(3,594)	8	(3,586)
Balance at end of period	$7,900	$1,122	$9,022

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$24,728	$8,656	$16,072	$(8,531)	$(2,985)	$(5,546)
Changes in unrealized securities' holding gains/(losses)	(28,642)	(10,024)	(18,618)	5,475	1,916	3,559
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(575)	(203)	(372)	(1,079)	(378)	(701)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(567)	(198)	(369)	(921)	(322)	(599)
Balance at the end of the period	(5,056)	(1,769)	(3,287)	(5,056)	(1,769)	(3,287)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(100,520)	(35,181)	(65,339)	(102,068)	(35,722)	(66,346)
Current year actual losses (gains)	—	—	—	—	—	—
Amortization of actuarial gain	1,138	399	739	2,276	797	1,479
Amortization of prior service cost reclassified to other noninterest expense	410	144	266	820	287	533
Balance at the end of the period	(98,972)	(34,638)	(64,334)	(98,972)	(34,638)	(64,334)
Total Accumulated Other Comprehensive Income	$(104,028)	$(36,407)	$(67,621)	$(104,028)	$(36,407)	$(67,621)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(27,578)	$(9,653)	$(17,925)	$(45,072)	$(15,775)	$(29,297)
Changes in unrealized securities' holding gains/(losses)	22,456	7,860	14,596	40,500	14,175	26,325
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(494)	(173)	(321)	(988)	(346)	(642)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(80)	(28)	(52)	(136)	(48)	(88)
Balance at the end of the period	(5,696)	(1,994)	(3,702)	(5,696)	(1,994)	(3,702)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(57,812)	(20,233)	(37,579)	(57,812)	(20,233)	(37,579)
Current year actual losses/(gains)	—	—	—	—	—	—
Amortization of actuarial losses/(gains)	1,631	571	1,060	1,631	571	1,060
Amortization of prior service cost reclassified to other noninterest expense	1,097	383	714	1,097	383	714
Balance at the end of the period	(55,084)	(19,279)	(35,805)	(55,084)	(19,279)	(35,805)
Total Accumulated Other Comprehensive Income	$(60,780)	$(21,273)	$(39,507)	$(60,780)	$(21,273)	$(39,507)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three and six months ended June 30, 2015 and 2014:

(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(567)	$(921)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(198)	(322)	Income tax expense (benefit)
Reclassified amount, net of tax	$(369)	$(599)

(In thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(80)	$(136)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(28)	(48)	Income tax expense (benefit)
Reclassified amount, net of tax	$(52)	$(88)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended					Six Months Ended
(Dollars in thousands, except per share amounts)	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
	2015	2015	2014	2014	2014	2015	2014
EARNINGS
Net interest income TE (1)	$189,018	$189,554	$196,509	$197,644	$199,666	$378,572	$397,520
TE adjustment (1)	3,900	3,931	3,998	4,066	4,089	7,831	8,041
Provision for originated loan losses	10,809	6,036	8,662	4,862	5,993	16,845	9,647
Provision for acquired loan losses	(952)	2,214	3,407	4,411	5,815	1,262	13,642
Provision/(recapture) for FDIC acquired loan losses	(891)	(2)	1,228	(81)	3,445	(893)	6,501
Noninterest income	66,582	65,847	71,960	69,733	72,560	132,429	139,831
Noninterest expense	161,674	160,652	165,041	163,145	167,400	322,326	336,733
Net income	56,584	57,139	61,079	63,898	59,519	113,723	112,974
Diluted EPS (3)	0.33	0.33	0.36	0.37	0.35	0.66	0.66
PERFORMANCE RATIOS
Return on average assets (ROA)	0.90%	0.93%	0.98%	1.03%	0.98%	0.92%	0.94%
Return on average equity (ROE)	7.85%	8.08%	8.50%	9.03%	8.62%	7.96%	8.28%
Return on average tangible common equity (1)	11.44%	11.85%	12.52%	13.41%	12.92%	11.65%	12.45%
Net interest margin TE (1)	3.39%	3.48%	3.56%	3.60%	3.75%	3.43%	3.79%
Efficiency ratio (1)	62.37%	61.97%	60.39%	59.92%	60.43%	62.17%	61.59%
Number of full-time equivalent employees	4,017	4,103	4,273	4,302	4,392	4,017	4,392
MARKET DATA
Book value per common share	$17.42	$17.46	$17.14	$17.05	$16.88	$17.42	$16.88
Tangible book value per common share (1)	11.95	11.96	11.62	11.52	11.33	11.95	11.33
Period end common share market value	20.83	19.06	18.89	17.62	19.75	20.83	19.75
Market as a % of book	120%	109%	110%	103%	117%	120%	117%
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.32	$0.32
Common Stock dividend payout ratio	48.48%	48.48%	44.44%	43.24%	45.71%	48.48%	48.48%
Average basic common shares	165,736	165,411	165,395	165,389	165,335	165,574	165,198
Average diluted common shares	166,277	166,003	165,974	165,804	166,147	166,089	166,052
Period end common shares	165,773	165,453	165,390	165,384	165,393	165,773	165,393
Common shares repurchased	211	66	15	10	186	277	237
Common Stock market capitalization	$3,453,052	$3,153,534	$3,124,217	$2,914,066	$3,266,512	$3,453,052	$3,266,512
ASSET QUALITY (excluding acquired and FDIC acquired loans, covered OREO) (2)
Gross charge-offs	$11,298	$8,567	$9,205	$11,410	$11,148	$19,865	$24,308
Net charge-offs	6,672	4,187	3,849	5,929	6,159	10,859	14,181
Allowance for originated loan losses	101,682	97,545	95,696	90,883	91,950	101,682	91,950
Reserve for unfunded lending commitments	3,905	4,330	5,848	6,966	7,107	3,905	7,107
Nonperforming assets (NPAs)	117,311	68,606	55,038	63,119	60,922	117,311	60,922
Net charge-offs to average loans ratio	0.20%	0.13%	0.12%	0.20%	0.22%	0.17%	0.27%
Allowance for originated loan losses to period-end loans	0.76%	0.76%	0.77%	0.75%	0.80%	0.76%	0.80%
Allowance for credit losses to period-end loans	0.79%	0.79%	0.81%	0.81%	0.86%	0.79%	0.86%
NPAs to loans and other real estate	0.87%	0.53%	0.44%	0.52%	0.53%	0.87%	0.53%
Allowance for originated loan losses to nonperforming loans	184.40%	211.66%	276.44%	231.13%	250.27%	184.40%	250.27%
Allowance for credit losses to nonperforming loans	191.48%	221.06%	293.34%	248.85%	269.61%	191.48%	269.61%
CAPITAL & LIQUIDITY
Period end tangible common equity to assets (1)	8.09%	8.14%	7.98%	8.01%	7.89%	8.09%	7.89%
Average equity to assets	11.51%	11.51%	11.55%	11.42%	11.40%	11.51%	11.36%
Average equity to total loans	18.59%	18.60%	18.67%	18.58%	18.90%	18.60%	18.97%
Average total loans to deposits	79.06%	77.86%	78.47%	77.36%	75.15%	78.46%	74.13%
AVERAGE BALANCES
Assets	$25,129,859	$24,905,094	$24,664,987	$24,583,776	$24,291,276	$25,015,734	$24,216,459
Deposits	19,682,662	19,788,925	19,450,647	19,531,800	19,496,795	19,735,499	19,566,264
Originated loans	13,092,972	12,689,791	12,306,171	11,814,314	11,092,101	12,892,495	10,772,020
Acquired loans, including FDIC acquired loans, less loss share receivable	2,468,035	2,717,884	2,956,867	3,295,547	3,558,810	2,592,270	3,732,341
Earning assets	22,352,721	22,100,417	21,920,889	21,804,243	21,367,496	22,227,267	21,136,960
Shareholders' equity	2,892,432	2,866,362	2,849,618	2,807,886	2,768,352	2,879,469	2,750,886
ENDING BALANCES
Assets	$25,297,014	$25,118,120	$24,902,347	$24,608,207	$24,564,431	$25,297,014	$24,564,431
Deposits	19,673,850	19,925,595	19,504,665	19,366,911	19,298,396	19,673,850	19,298,396
Originated loans	13,355,912	12,856,037	12,493,812	12,071,759	11,467,193	13,355,912	11,467,193
Acquired loans, including FDIC acquired loans,less loss share receivable	2,337,378	2,614,847	2,810,302	3,139,521	3,458,453	2,337,378	3,458,453
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	65,824	68,422	71,020	73,953	76,886	65,824	76,886
Earning assets	22,599,272	22,395,343	22,153,552	21,930,840	21,789,773	22,599,272	21,789,773
Total shareholders' equity	2,887,957	2,888,786	2,834,281	2,820,431	2,791,738	2,887,957	2,791,738
(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.

(2) Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired loans, FDIC acquired loans and covered OREO are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of June 30, 2015, $95.9 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.
(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014.

HIGHLIGHTS OF SECOND QUARTER OF 2015 PERFORMANCE

The Corporation reported second quarter 2015 net income of $56.6 million, or $0.33 per diluted share. This compares with $57.1 million, or $0.33 per diluted share, for the first quarter 2015 and $59.5 million, or $0.35 per diluted share, for the second quarter 2014.

Returns on average ROE and average ROA for the second quarter 2015 were 7.85% and 0.90%, respectively, compared with 8.08% and 0.93%, respectively, for the first quarter 2015 and 8.62% and 0.98%, respectively, for the second quarter 2014.

Net interest income on a fully TE basis was $189.0 million in the second quarter 2015 compared with $189.6 million in the first quarter 2015 and $199.7 million in the second quarter 2014.

Net interest margin on TE basis was 3.39% for the second quarter 2015 compared with 3.48% for the first quarter 2015 and 3.75% for the second quarter 2014. Net interest margin compression in the second quarter 2015, compared with the prior quarter, resulted from anticipated lower accretion from the acquired and FDIC acquired loan portfolios due to the continued decline in the loan balances and lower yields on the investment portfolio.

Average originated loans were $13.1 billion during the second quarter 2015, an increase of $403.2 million, or 3.18%, compared with the first quarter 2015, and an increase of $2.0 billion, or 18.04%, compared with the second quarter 2014. Average originated commercial loans increased during the second quarter 2015 by $118.8 million, or 1.49%, compared with the prior quarter, and increased $913.6 million, or 12.72%, compared with the year-ago quarter.

Average deposits were $19.7 billion during the second quarter 2015, a decrease of $106.3 million, or 0.54%, compared with the first quarter 2015, and an increase of $185.9 million, or 0.95%, compared with the second quarter 2014. During the second quarter 2015, average core deposits, which exclude time deposits, decreased $86.3 million, or 0.49%, compared with the first quarter 2015 and increased $231.0 million, or 1.35%, compared with the second quarter 2014. Average time deposits decreased $20.0 million, or 0.87%, and decreased $45.1 million, or 1.93%, respectively, over the prior and year-ago quarters. For the second quarter 2015, average core deposits accounted for 88.37% of total average deposits, compared with 88.33% for the first quarter 2015 and 88.03% for the second quarter 2014.

Average investments increased during the second quarter 2015 by $104.0 million, or 1.56%, compared with the first quarter 2015 and increased $116.7 million, or 1.75%, compared with the second quarter 2014.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the second quarter 2015 was $66.0 million, an increase of $0.5 million, or 0.80%, from the first quarter 2015 and a decrease of $6.5 million or 8.92% from the second quarter 2014. Included in noninterest income for the second quarter 2015 were costs of $1.8 million associated with branch closures.

Noninterest income, excluding net securities gains and losses, as a percentage of net revenue for the second quarter 2015 was 25.88% compared with 25.68% for first quarter 2015 and 26.63% for the second quarter 2014.

Noninterest Expense

Noninterest expense for the second quarter 2015 was $161.7 million, an increase of $1.0 million, or 0.64%, from the first quarter 2015 and a decrease of $5.7 million, or 3.42%, from the second quarter 2014. The Corporation's efficiency ratio was 62.37% for the second quarter 2015, compared with 61.97% for the first quarter 2015 and 60.43% for the second quarter 2014.

The effective tax rate was 30.19% for the second quarter 2015 compared with 30.80% for the first quarter 2015 and 30.37% for the second quarter 2014.

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

Net charge-offs on originated loans totaled $6.7 million in the second quarter 2015, compared to $4.2 million in the first quarter 2015, and $6.2 million in the second quarter 2014. Net charge-offs on originated loans were 0.20% of average originated loans at June 30, 2015, compared to 0.13% at March 31, 2015 and 0.22% at June 30, 2014.

Nonperforming assets totaled $117.3 million at June 30, 2015, an increase of $48.7 million, or 70.99%, compared with March 31, 2015 and an increase of $56.4 million, or 92.56%, compared with June 30, 2014. Nonperforming assets at June 30, 2015 represented 0.87% of period-end originated loans plus noncovered other real estate compared with 0.53% at March 31, 2015 and 0.53% at June 30, 2014. The increase in nonperforming assets is primarily attributable to OREO no longer covered by FDIC loss share agreements. Included in nonperforming assets as of June 30, 2015 were $42.0 million of OREO no longer covered by FDIC loss share agreements.

The allowance for originated loan losses totaled $101.7 million at June 30, 2015. At June 30, 2015, the allowance for originated loan losses was 0.76% of period-end originated loans, compared with 0.76% at March 31, 2015 and 0.80% at June 30, 2014. The allowance for originated loan losses at June 30, 2015 compared to March 31, 2015 increased by $4.1 million. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 0.79% of period end originated loans at June 30, 2015, compared with 0.79% at March 31, 2015 and 0.86% at June 30, 2014. The allowance for credit losses to nonperforming loans was 191.48% at June 30, 2015, compared with 221.06% at March 31, 2015 and 269.61% at June 30, 2014.

Balance Sheet

The Corporation’s total assets at June 30, 2015 were $25.3 billion, an increase of $178.9 million, or 0.71%, compared with March 31, 2015 and an increase of $732.6 million, or 2.98%, compared with June 30, 2014. Total gross loans (originated, acquired, and FDIC acquired) and total deposits were $15.7 billion and $19.7 billion, respectively, at June 30, 2015, $15.5 billion and $19.9 billion, respectively, at March 31, 2015 and $15.0 billion and $19.3 billion, respectively, at June 30, 2014. Core deposits totaled $17.4 billion at June 30, 2015, a decrease of $104.9 million, or 0.60%, from March 31, 2015 and an increase of $419.5 million, or 2.46%, from June 30, 2014.

Shareholders’ equity was $2.9 billion, $2.9 billion and $2.8 billion as of June 30, 2015, March 31, 2015, and June 30, 2014. During the second quarter 2015, the Corporation repurchased warrants excercisable for 2.6 million Common Stock warrants issued by Citizens under the U.S. Treasury's Capital Purchase Program at a cost of $12.2 million, which reduced tangible book value per share by $0.07. The Corporation maintained a strong capital position as tangible common equity to assets was 8.09% at June 30, 2015, compared with 8.14% at March 31, 2015 and 7.89% at June 30, 2014. The common share cash dividend paid in the second quarter 2015 was $0.16 per share.

On January 1, 2015, the Corporation became subject to the Basel III capital framework and standardized approach for calculating risk-weighted assets. At June 30, 2015, Basel III capital ratios on a transitional basis remained well in excess of applicable regulatory requirements, with a total risk-based capital ratio of 13.61%, and a common equity tier 1 risk-based capital ratio of 10.47%.

REGULATION AND SUPERVISION

The United States and the banking, securities and commodities regulators, as well as fiscal and monetary authorities, have taken a number of significant actions over the past several years in response to the credit crisis that began in 2008. The single most important of these was the enactment of the Dodd-Frank Act in July 2010. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry, including regulation and compliance of financial institutions and systemically important nonbank financial companies, securities regulation, executive compensation, regulation of derivatives, corporate governance and consumer protection. Hundreds of implementing regulations are required, but these remain finished. The Dodd-Frank Act also created the CFPB to regulate and supervise consumer financial products and providers.

The preemption of certain state laws previously granted to national banking associations by the OCC under the National Bank Act has been limited, especially with respect to consumer laws. Thus, Congress has authorized states to enact their own substantive protections and allow state attorneys general to initiate civil actions to enforce federal consumer protections. The Corporation is also subject to regulation by the CFPB.
Many aspects of the Dodd-Frank Act remain subject to agency rulemaking and subsequent public comment prior to implementation, and it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. The Corporation’s expenses have increased as a result of new regulatory requirements following the Dodd-Frank Act.

On June 10, 2013, the Bank became subject to the Dodd-Frank Act requirements to centrally clear certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real time reporting, additional agreements and other regulatory constraints. The CME Group Inc. and LCH.Clearnet Group Ltd. are the Bank's approved clearing houses.

To the extent that the information contained within this section describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statues, regulations, policies, and interpretations are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations, regulatory policies or other rule makings applicable to the Corporation and its subsidiaries could have a material effect on the Corporation's business.
New Capital Rules

On January 1, 2015, the Corporation and the Bank adopted the Basel III capital framework and standardized approach for calculating risk-weighted assets. The implementation of the Basel III capital requirements is being phased-in from January 1, 2015 through the end of 2018. The Basel III capital requirements emphasize CET1, which replaces tier 1 common equity. CET1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles, net of taxes, MSRs, net of taxes, and DTAs that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of common equity tier 1 capital and perpetual noncumulative preferred stock. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALL. Periods presented prior to March 31, 2015 are reported on a Basel I basis.

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

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Corporation and the Bank, that have more than $10 billion of consolidated assets. Medium-sized Companies with consolidated assets of more than $10 billion but less than $50 billion ("medium-sized companies"), including the Corporation and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012. Additional stress testing is required for banking organizations having $50 billion or more of assets.

Stress tests assess the potential effects of economic scenarios on the consolidated earnings, balance sheet and capital of a BHC or bank over a designated planning horizon of nine quarters, taking into account the organization's current condition, risks, exposures, strategies and activities, and such factors as the regulators may request of a specific organization. The stress tests are conducted under at least three required economic scenarios, consisting of a baseline, adverse, and severely adverse economic scenario as provided by the Federal Reserve for the Corporation and by the OCC for the Bank.

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

Each banking organization's board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization's capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. The Corporation and the Bank publicly disclosed the results of its 2015 capital stress testing on June 19, 2015.

Other Legislation

Legislation affecting financial institutions and the financial industry continue to be introduced in Congress and state legislatures, and such legislation and regulatory changes may further change the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the Corporation’s cost of doing business, limit or expand permissible activities or otherwise affect its competitive position, financial condition or results of operations of the Corporation.

For additional information on regulation and supervision, refer to Item 1. “Business, Regulation and Supervision” of the 2014 Form 10-K.

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
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. The Corporation calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on Basel III, which became effective for the Corporation and the Bank on January 1, 2015. The new Basel III rules added CET1 and CET1 risk-based capital ratios. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the CET1 measure, on a risk-weighted basis.
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
Basel III rules are not formally defined by GAAP, therefore, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation’s disclosed calculations. Since analysts and banking regulators may assess the Corporation’s capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation’s capital adequacy on the same basis.
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
Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		June 30, 2015	December 31, 2014	June 30, 2014
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,887,957	$2,834,281	$2,791,738
Less:	Intangible assets	65,824	71,020	76,886
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$1,980,393	$1,921,521	$1,873,112
Total assets (GAAP)		25,297,014	24,902,347	24,564,431
Less:	Intangible assets	65,824	71,020	76,886
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$24,489,450	$24,089,587	$23,745,805
Tangible common equity to tangible assets ratio (non-GAAP)		8.09%	7.98%	7.89%
Capital (1)		(Basel III)	(Basel I)	(Basel I)
Shareholders' equity (GAAP)		$2,887,957	$2,834,281	$2,791,738
Plus:	Net unrealized (gains)/ losses on investment securities related to AOCI	3,287	5,546	3,702
	Defined benefit postretirement plan losses related to AOCI	64,334	66,346	35,805
	Trust preferred securities	—	—	74,502
	Goodwill (GAAP)	741,740	741,740	741,740
	Less: Deferred tax liability associated with goodwill (1)	21,472	—	—
Less:	Net non-qualifying goodwill (regulatory) (1)	720,268	741,740	741,740
	Intangible assets (GAAP)	65,824	71,020	76,886
	Less: Deferred tax liability associated with intangible assets (1)	47,636	—	—
Less:	Net intangible assets (regulatory)	18,188	71,020	76,886
	Disallowed deferred tax asset (1)	74,888	87,001	107,090
	Other adjustments (1)	112,332	1,951	1,798
Tier 1 capital (regulatory)		2,029,902	2,004,461	1,978,233
Less:	Preferred Stock	100,000	100,000	100,000
	Trust preferred securities	—	—	74,502
Plus:	Tier 1 capital adjustments	100,000	—	—
Tier 1 common equity (non-GAAP) (1)		N/A	$1,904,461	$1,803,731
CET1 capital (non-GAAP) (1)		2,029,902	N/A	N/A
Risk-weighted assets (regulatory) (1)		$19,386,096	$17,391,022	$17,104,892
Tier 1 common equity ratio (non-GAAP) (1)		N/A	10.95%	10.55%
CET1 risk-based capital ratio (non-GAAP) (1)		10.47%	N/A	N/A

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		June 30, 2015	December 31, 2014	June 30, 2014
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,887,957	$2,834,281	$2,791,738
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity (non-GAAP)		2,787,957	2,734,281	2,691,738
Less:	Intangible assets	65,824	71,020	76,886
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$1,980,393	$1,921,521	$1,873,112
Period end common shares		165,773	165,390	165,393
Book value per share		$17.42	$17.14	$16.88
Common equity per share		16.82	16.53	16.27
Tangible book value per common share		11.95	11.62	11.33

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2015	2014	2015	2014
Net income (GAAP)		$56,584	$59,519	$113,723	$112,974
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses, net of taxes	—	—	—	706
	Branch closure costs	1,149	2,646	1,932	2,568
	Restructure expenses	—	—	1,149	—
	Total adjusted charges	1,149	2,646	3,081	3,274
	Adjusted net income (non-GAAP)	$57,733	$62,165	$116,804	$116,248
Annualized net income (GAAP)		$226,958	$238,730	$229,331	$227,820
	Annualized adjusted net income (non-GAAP)	$231,566	$249,343	$235,544	$234,423
Average assets (GAAP)		$25,129,859	$24,291,276	$25,015,734	$24,216,459
Average equity (GAAP)		2,892,432	2,768,352	2,879,469	2,750,886
Less:	Average Preferred Stock	100,000	100,000	100,000	100,000
Average common shareholders' equity (non-GAAP)		2,792,432	2,668,352	2,779,469	2,650,886
Less:	Average intangible assets	67,089	78,314	68,383	79,775
	Average goodwill	741,740	741,739	741,740	741,739
Average tangible common equity (non-GAAP)		$1,983,603	$1,848,299	$1,969,346	$1,829,372

Return on average assets (GAAP)		0.90%	0.98%	0.92%	0.94%
Adjusted return on average assets net of adjusted charges (non-GAAP)		0.92%	1.03%	0.94%	0.97%
Return on average equity (GAAP)		7.85%	8.62%	7.96%	8.28%
Adjusted return on average equity net of adjusted charges (non-GAAP)		8.01%	9.01%	8.18%	8.52%
Return on average tangible common equity (non-GAAP) (3)		11.44%	12.92%	11.65%	12.45%
Adjusted return on average tangible common equity net adjusted charges (non-GAAP)		11.67%	13.49%	11.96%	12.81%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2015	2014	2015	2014
Net interest income (GAAP)		$185,118	$195,577	$370,741	$389,479
TE Adjustment		3,900	4,089	7,831	8,041
Net interest income TE (non-GAAP)		189,018	199,666	378,572	397,520
Noninterest income (GAAP)		66,582	72,560	132,429	139,831
Adjustments to noninterest income (2)
Less:	Securities gains /(losses)	567	80	921	136
Plus:	Branch closure costs and acquisition related expenses (3)	1,768	3,951	2,973	3,951
	Adjusted noninterest income (non-GAAP)	67,783	76,431	134,481	143,646
Adjusted total revenue, TE excluding securities gains/(losses) (non-GAAP)		256,801	276,097	513,053	541,166
Noninterest expense (GAAP)		161,674	167,400	322,326	336,733
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,598	2,933	5,196	5,869
	Adjusted noninterest expense, excluding amortization of intangibles	159,076	164,467	317,130	330,864
Less:	Restructure expenses	—	—	1,767	—
	Branch closures costs and acquisition related expenses (3)	—	120	—	1,086
	Adjusted noninterest expense (non-GAAP)	$159,076	$164,347	$315,363	$329,778

Net interest margin on a TE basis (non-GAAP)		3.39%	3.75%	3.43%	3.79%
Fee income ratio (non-GAAP)		25.88%	26.63%	25.78%	26.00%
Efficiency ratio, excluding amortization of intangible assets and security gains/(losses) (non-GAAP)		62.37%	60.43%	62.17%	61.59%
Adjusted efficiency ratio (non-GAAP)		61.95%	59.53%	61.47%	60.94%

(1) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 and the CET1 risk-based capital ratio. These ratios reflect the transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk- weighted assets. December 31, 2014 and June 30, 2014 amounts and ratios are reported on a Basel I basis.
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
(3) Management determines these costs to be significant, nonreccurring items in the period and, therefore, removes these additional costs in calculating an adjusted efficiency ratio. Management believes removal of these significant, nonreccurring items improves comparability period-to-period.

RESULTS OF OPERATIONS
Figure 3. Average Tax-Equivalent Balance Sheets - Quarter to Date

	Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$518,820			$563,265			$662,000
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,452,598	$27,098	1.99%	5,329,725	$26,760	2.04%	5,303,645	$26,751	2.02%
Obligations of states and political subdivisions (tax exempt)	724,653	8,443	4.67%	733,157	9,147	5.06%	767,731	8,753	4.57%
Other securities and federal funds sold	594,478	5,077	3.43%	604,876	5,190	3.48%	583,605	5,501	3.78%
Total investment securities and federal funds sold	6,771,729	40,618	2.41%	6,667,758	41,097	2.50%	6,654,981	41,005	2.47%
Loans held for sale	3,631	46	5.08%	5,478	57	4.22%	10,196	89	3.51%
Loans, including loss share receivable (2)	15,577,361	162,610	4.19%	15,427,181	162,292	4.27%	14,702,319	173,320	4.73%
Total earning assets	22,352,721	$203,274	3.65%	22,100,417	$203,446	3.73%	21,367,496	$214,414	4.02%
Total allowance for loan losses	(146,558)			(144,363)			(146,368)
Other assets	2,404,876			2,385,775			2,408,148
Total assets	$25,129,859			$24,905,094			$24,291,276
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,722,240	$—	—%	$5,728,763	$—	—%	$5,515,807	$—	—%
Interest-bearing	3,203,836	783	0.10%	3,209,285	767	0.10%	3,066,201	745	0.10%
Savings and money market accounts	8,467,845	5,588	0.26%	8,542,154	5,547	0.26%	8,580,928	5,477	0.26%
Certificates and other time deposits	2,288,741	2,510	0.44%	2,308,723	2,177	0.38%	2,333,859	3,009	0.52%
Total deposits	19,682,662	8,881	0.18%	19,788,925	8,491	0.17%	19,496,795	9,231	0.19%
Securities sold under agreements to repurchase	1,285,920	329	0.10%	1,024,863	243	0.10%	1,024,598	233	0.09%
Wholesale borrowings	393,379	2,351	2.40%	350,991	2,340	2.70%	373,213	1,391	1.49%
Long-term debt	508,744	2,695	2.12%	505,275	2,818	2.26%	324,431	3,893	4.81%
Total interest-bearing liabilities	16,148,465	14,256	0.35%	15,941,291	13,892	0.35%	15,703,230	14,748	0.38%
Other liabilities	366,722			368,678			303,887
Shareholders’ equity	2,892,432			2,866,362			2,768,352
Total liabilities and shareholders’ equity	$25,129,859			$24,905,094			$24,291,276
Net yield on earning assets	$22,352,721	$189,018	3.39%	$22,100,417	$189,554	3.48%	$21,367,496	$199,666	3.75%
Interest rate spread			3.30%			3.38%			3.65%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $3.9 million, $3.9 million, and $4.1 million for the three months ended June 30, 2015, March 31, 2015, and June 30, 2014, respectively.
(2) Nonaccrual loans have been included in the average balances.

Figure 4. Average Tax-Equivalent Balance Sheets - Year to Date

	Six Months Ended
	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$540,920			$809,715
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,391,501	$53,858	2.01%	5,227,913	$52,661	2.03%
Obligations of states and political subdivisions (tax exempt)	728,882	17,590	4.87%	753,880	17,365	4.65%
Other securities and federal funds sold	599,648	10,267	3.45%	588,457	11,614	3.98%
Total investment securities and federal funds sold	6,720,031	81,715	2.45%	6,570,250	81,640	2.51%
Loans held for sale	4,550	103	4.56%	8,510	148	3.52%
Loans, including loss share receivable (2)	15,502,686	324,902	4.23%	14,558,200	344,453	4.77%
Total earning assets	22,227,267	406,720	3.69%	21,136,960	426,241	4.07%
Total allowance for loan losses	(145,467)			(142,649)
Other assets	2,393,014			2,412,433
Total assets	$25,015,734			$24,216,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,725,483	$—	—%	$5,502,354	$—	—
Interest-bearing	3,206,545	1,550	0.10%	3,056,132	1,481	0.10%
Savings and money market accounts	8,504,794	11,135	0.26%	8,639,547	11,035	0.26%
Certificates and other time deposits	2,298,677	4,687	0.41%	2,368,231	5,473	0.47%
Total deposits	19,735,499	17,372	0.18%	19,566,264	17,989	0.19%
Securities sold under agreements to repurchase	1,156,113	572	0.10%	954,719	429	0.09%
Wholesale borrowings	372,302	4,691	2.54%	325,036	2,520	1.56%
Long-term debt	505,125	5,513	2.20%	324,430	7,783	4.84%
Total interest-bearing liabilities	16,043,556	28,148	0.35%	15,668,095	28,721	0.37%
Other liabilities	367,226			295,124
Shareholders’ equity	2,879,469			2,750,886
Total liabilities and shareholders’ equity	$25,015,734			$24,216,459
Net yield on earning assets	$22,227,267	$378,572	3.43%	$21,136,960	$397,520	3.79%
Interest rate spread			3.34%			3.70%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $7.8 million and $8.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
(2) Nonaccrual loans have been included in the average balances.

Net Interest Income

Net interest income, the Corporation's principal source of revenue, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest expense on deposits and borrowings. Net interest income is affected by the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; the volume and value of net free funds, such as noninterest-bearing deposits and equity capital; the use of derivative instruments to manage interest rate risk; interest rate fluctuations and competitive conditions within the marketplace; and asset quality.

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

Figure 5. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 and 2014			2015 and 2014
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Due to Volume	Due to Rate	Net	Due to Volume	Due to Rate	Net
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$863	$(940)	$(77)	$1,902	$(2,052)	$(150)
Tax-exempt	(499)	189	(310)	(587)	812	225
Loans held for sale	(72)	29	(43)	(82)	37	(45)
Loans	9,911	(20,621)	(10,710)	21,422	(40,973)	(19,551)
Total interest income-TE	10,203	(21,343)	(11,140)	22,655	(42,176)	(19,521)
INTEREST EXPENSE
Interest on deposits:
Interest bearing	34	4	38	73	(4)	69
Savings and money market accounts	(74)	185	111	(174)	274	100
Certificates and other time deposits	(57)	(442)	(499)	(157)	(629)	(786)
Securities sold under agreements to repurchase	65	31	96	97	46	143
Wholesale borrowings	80	880	960	410	1,761	2,171
Long-term debt	1,588	(2,786)	(1,198)	3,141	(5,411)	(2,270)
Total interest expense	1,636	(2,128)	(492)	3,390	(3,963)	(573)
Net interest income-TE	$8,567	$(19,215)	$(10,648)	$19,265	$(38,213)	$(18,948)

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 6 provides net interest income-TE and net interest margin totals for the three and six months ended June 30, 2015 and 2014:

Figure 6. Net Interest Income and Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net interest income	$185,118	$195,577	$370,741	$389,479
Tax equivalent adjustment	3,900	4,089	7,831	8,041
Net interest income-TE	189,018	199,666	378,572	397,520
Average earning assets	$22,352,721	$21,367,496	22,227,267	21,136,960
Net interest margin	3.39%	3.75%	3.43%	3.79%

For the three months ended June 30, 2015, net interest income-TE was $189.0 million, a decrease of $10.6 million, or 5.33%, from the year ago period. The net interest margin for the three months ended June 30, 2015 was 3.39%, 36 basis points lower than 3.75% for the same year ago quarter. The decrease in taxable equivalent net interest income was attributable to a decrease in originated and FDIC acquired loan yields, partially offset by the benefit provided by an increase in average earning assets. Average earning assets increased by $1.0 billion, or 4.61%, for the three months ended June 30, 2015, compared to the same period in 2014. The increase in average earnings assets primarily reflected a $875.0 million increase in average total loans and a $116.7 million increase in average investments. The average yield on earning assets decreased from 4.02% in the second quarter of 2014 to 3.65% in the second quarter of 2015 primarily from decreased yields on the loan portfolios. Originated loan yields were down 20 basis points to 3.47% from the year ago quarter due to competitive pricing pressures in a low rate environment and repayments on higher yielding loans. The yield on FDIC acquired loans was down 204 basis points from the year ago quarter due to a $8.5 million decrease in FDIC acquired loan discount accretion, partly offset by a $3.0 million favorable reduction in the indemnification asset amortization. These reductions are the result of the continued decline in FDIC acquired loan average balances. The average balances have declined $219.3 million, or 43.8%, from the year ago quarter. The yield on acquired loans was up 19 basis point to 8.12%, partially offsetting the decreases in the yields of the originated and FDIC acquired loan portfolios.

Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $0.4 million, while the lower interest rate environment resulted in a decrease in investment interest income of $0.8 million year over year. The lower rates paid on interest bearing deposits during the current quarter resulted in a net decrease of $0.4 million in interest expense for the three months ended June 30, 2015, compared to the same prior year period. Higher quarterly average wholesale borrowings and lower rates during the second quarter of 2015 caused a net increase in interest expense of $1.0 million compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.06% for the three months ended June 30, 2015 and 0.07% at June 30, 2014.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three and six months ended June 30, 2015 totaled $66.0 million and $131.5 million, respectively. and totaled $72.5 million and $139.7 million, respectively, for the three and six months ended June 30, 2014. Noninterest income decreased $6.0 million, or 8.24%, compared to the three month period ended June 30, 2014, and decreased $7.4 million, or 5.29%, compared to the six month period ended June 30, 2014. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 25.88% for the three months ended June 30, 2015, down slightly from 26.63% in the year ago quarter, and 25.78% for the six months ended June 30, 2015, down slightly from 26.00% in 2014. Significant changes in noninterest income for the three and six months ended June 30, 2015 are discussed immediately after Figure 7.

Figure 7. Noninterest Income

	Three Months Ended June 30,		% Increase (Decrease) 2015 vs. 2014	Six Months Ended June 30,		% Increase (Decrease) 2015 vs. 2014
(Dollars in thousands)	2015	2014		2015	2014
Trust department income	$10,820	$10,070	7.45%	$20,969	$19,818	5.81%
Service charges on deposits	16,704	18,528	(9.84)%	32,372	35,176	(7.97)%
Credit card fees	14,124	13,455	4.97%	26,773	25,607	4.55%
ATM and other service fees	6,345	5,996	5.82%	12,444	11,816	5.31%
Bank owned life insurance income	3,697	4,040	(8.49)%	7,289	7,622	(4.37)%
Investment services and life insurance	3,871	3,852	0.49%	7,575	7,368	2.81%
Investment securities gains/(losses), net	567	80	608.75%	921	136	577.21%
Loan sales and servicing income	3,276	4,462	(26.58)%	4,876	8,192	(40.48)%
Other operating income	7,178	12,077	(40.56)%	19,210	24,096	(20.28)%
Total noninterest income	$66,582	$72,560	(8.24)%	$132,429	$139,831	(5.29)%

Noninterest income as a percent of net revenue (1)	25.88%	26.63%		25.78%	26.00%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

Service charges on deposits decreased $1.8 million, or 9.84%, in the three months ended June 30, 2015 as compared to the same prior year period and decreased $2.8 million, or 7.97%, in the six months ended June 30, 2015 as compared to the same prior year period due to fewer overdraft incident levels as customers increasingly use mobile devices to manage their accounts.

Loan sales and servicing income includes amortization and impairment or recovery of MSRs, changes in the fair value value of residential mortgage loans held for sale, as well as changes in the value of derivatives used to hedge those loans held for sale. Total loan sales and servicing income decreased by $1.2 million, or 26.58%, in the three months ended June 30, 2015 as compared to the same prior year period and decreased by $3.3 million, or 40.48% in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Corporation's mortgage banking business was restructured as of January 1, 2015 and resulted in a lower volume of loans sold in the three and six months ended June 30, 2015. While the Corporation continues to originate residential mortgage loans, it has partnered with a third party to process, underwrite, close, and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages. The Corporation serviced for third parties approximately $2.5 billion of residential mortgage loans at June 30, 2015 and $2.7 billion at June 30, 2014 resulting in loan servicing fees of approximately $1.6 million and $3.2 million in the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $3.3 million in the six months ended June 30, 2015 and 2014, respectively.

Also contributing to the decrease in noninterest income year over year is the recognition of $1.8 million in costs associated with branch closures which were recorded as a reduction to other operating income in the three months ended June 30, 2015.

Noninterest Expenses

Noninterest expenses for the three and six months ended June 30, 2015 totaled $161.7 million and $322.3 million, respectively, compared with $167.4 million and $336.7 million, respectively, in the same periods one year ago. This resulted in a decrease of $5.7 million, or 3.42%, for the quarter-to-date period and a decrease of $14.4 million, or 4.28%, for the year-to-date period. Significant changes in noninterest expense for the three and six months ended June 30, 2015 are discussed immediately after Figure 8.

Figure 8. Noninterest Expense

	Three Months Ended June 30,		% Increase (Decrease) 2015 vs 2014	Six Months Ended June 30,		% Increase (Decrease) 2015 vs 2014
(Dollars in thousands)	2015	2014		2015	2014
Salaries and wages	$67,485	$69,892	(3.44)%	$139,400	$141,561	(1.53)%
Pension and employee benefits	18,535	19,573	(5.30)%	37,146	36,917	0.62%
Net occupancy expense	13,727	14,347	(4.32)%	29,681	31,361	(5.36)%
Equipment expense	12,592	12,267	2.65%	23,617	24,178	(2.32)%
Taxes, other than federal income taxes	2,032	2,576	(21.12)%	4,045	5,353	(24.43)%
Stationery, supplies and postage	3,370	3,990	(15.54)%	6,898	8,097	(14.81)%
Bankcard, loan processing, and other costs	12,461	11,810	5.51%	23,600	22,644	4.22%
Advertising	3,103	3,801	(18.36)%	5,850	7,319	(20.07)%
Professional services	5,358	4,745	12.92%	9,368	10,103	(7.28)%
Telephone	2,599	2,857	(9.03)%	5,173	5,764	(10.25)%
Amortization of intangibles	2,598	2,933	(11.42)%	5,196	5,869	(11.47)%
FDIC insurance expense	5,077	5,533	(8.24)%	10,244	11,504	(10.95)%
Other operating expense	12,737	13,076	(2.59)%	22,108	26,063	(15.17)%
Total Noninterest Expense	$161,674	$167,400	(3.42)%	$322,326	$336,733	(4.28)%

Salaries and benefits decreased $3.4 million, or 3.85%, in the three months ended June 30, 2015 as compared to the same prior year period and decreased $1.9 million, or 1.08%, in the six months ended June 30, 2015 as compared to the same prior year period due to 375, or 8.54%, fewer full time equivalent employees year over year.

Net occupancy expense decreased year over year reflecting the Corporation's recent branch rationalization efforts. Bankcard, loan processing, and other costs increased year over year due to higher processing volumes.

Professional fees were higher in the three months ended June 30, 2015 as compared to the same prior year period as a result of legal work related to the expiration of the Midwest loss share agreement and professional fees incurred for the digital loan processing project. Included in total noninterest expense in the six months ended June 30, 2014 were $1.0 million in acquisition related expenses, of which $0.7 million were professional service expenses.

Income Taxes

Income tax expense was $24.5 million and $26.0 million for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rates for the three months ended June 30, 2015 was 30.19% compared to 30.37% for the three months ended June 30, 2014.

Income tax expense was $49.9 million and $49.8 million for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the six months ended June 30, 2015 was 30.50% compared to 30.60% for the six months ended June 30, 2014.

LINE OF BUSINESS RESULTS

The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment.

The following tables present a summary of financial results for the three and six months ended June 30, 2015 and 2014. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 7 (Segment Information) to the consolidated financial statements.

Figure 9. Line of Business Results

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2015	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$102,528	$205,228	$92,501	$184,527	$5,452	$10,932	$(11,463)	$(22,115)	$189,018	$378,572
Provision/(recapture) for loan losses	2,285	1,759	8,447	15,981	(1)	(171)	(1,765)	(355)	8,966	17,214
Noninterest income	21,918	44,408	23,964	45,701	14,816	28,792	5,884	13,528	66,582	132,429
Noninterest expense	61,032	122,685	87,799	176,070	13,461	27,181	(618)	(3,610)	161,674	322,326
Net income/(loss)	38,963	79,816	13,142	24,815	4,425	8,264	54	828	56,584	113,723
AVERAGES:
Assets	$9,437,824	$9,445,975	$5,951,665	$5,898,835	$290,798	$296,461	$9,449,572	$9,374,463	$25,129,859	$25,015,734
Loans	9,533,843	9,520,262	5,702,015	5,636,666	281,013	286,484	60,490	59,274	15,577,361	15,502,686
Earnings assets	9,828,867	9,811,770	5,707,400	5,645,469	281,013	286,484	6,535,441	6,483,544	22,352,721	22,227,267
Deposits	6,777,434	6,831,887	11,105,954	11,115,005	1,188,563	1,214,617	610,711	573,990	19,682,662	19,735,499
Economic capital	1,355,049	1,349,289	767,803	763,446	111,770	109,969	657,810	656,765	2,892,432	2,879,469

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$107,528	$212,831	$96,108	$190,454	$4,927	$9,717	$(8,897)	$(15,482)	$199,666	$397,520
Provision/(recapture) for loan losses	(1,346)	4,360	12,443	20,782	396	351	3,760	4,297	15,253	29,790
Noninterest income	26,681	47,987	25,345	52,380	14,052	27,516	6,482	11,948	72,560	139,831
Noninterest expense	63,441	127,407	89,383	186,091	13,177	26,695	1,399	(3,460)	167,400	336,733
Net income/(loss)	46,875	83,885	12,758	23,375	3,515	6,622	(3,629)	(907)	59,519	112,974
AVERAGES:
Assets	$9,192,463	$9,132,758	$5,546,492	$5,504,382	$258,845	$250,279	$9,293,476	$9,329,040	$24,291,276	$24,216,459
Loans	9,176,853	9,119,431	5,198,481	5,142,098	248,188	239,358	78,797	57,313	14,702,319	14,558,200
Earnings assets	9,465,291	9,387,095	5,218,868	5,160,893	248,188	239,358	6,435,149	6,349,614	21,367,496	21,136,960
Deposits	6,545,608	6,595,348	11,720,730	11,736,766	1,050,002	1,030,018	180,455	204,132	19,496,795	19,566,264
Economic capital	1,301,532	1,300,177	744,110	724,203	100,361	98,684	622,349	627,822	2,768,352	2,750,886

The commercial segment's net income resulted in a decrease of $7.9 million, or 16.88%, for the three months ended June 30, 2015 to $39.0 million, from $46.9 million for the three months ended June 30, 2014. TE adjusted net interest income for the commercial segment totaled $102.5 million for the three months ended June 30, 2015 compared to $107.5 million for the three months ended June 30, 2014, a decrease of $5.0 million, or 4.65%. This decrease is a result of margin compression in the commercial portfolio of originated and FDIC acquired loans, partially offset by higher commercial loan balances. The provision for loan losses for the commercial segment was a recapture of $2.3 million for the three months ended June 30, 2015 compared to $1.3 million for the three months ended June 30, 2014. Net charge-offs were $3.2 million for the three months ended June 30, 2015, compared to $2.4 million during the same period in 2014. Noninterest income decreased $4.8 million to $21.9 million for the three months ended June 30, 2015 compared to $26.7 million for the same period in 2014, primarily due to lower gains on FDIC acquired loan payoffs, which was partially offset by higher credit card income. Noninterest expense for the commercial segment was $61.0 million for the three months ended June 30, 2015, down from $63.4 million for the same period of 2014.

The retail segment's net income resulted in an increase of $0.4 million, or 3.01%, for the three months ended June 30, 2015 to $13.1 million, from $12.8 million for the three months ended June 30, 2014. Net interest income totaled $92.5 million for the three months ended June 30, 2015 compared to $96.1 million for the three months ended June 30, 2014, a decrease of $3.6 million, or 3.75%, attributable primarily to margin compression in the acquired loan portfolio. Provision for loan losses totaled $8.4 million for the three months ended June 30, 2015 compared to $12.4 million for the three months ended June 30, 2014, a decrease of $4.0 million. Net charge-offs increased slightly to $4.0 million for the three months ended June 30, 2015, compared to $3.8 million during the same period in 2014. Noninterest income was $24.0 million for the three months ended June 30, 2015 compared to $25.3 million for the three months ended June 30, 2014, a decrease of $1.4 million, or 5.45%, attributable to lower service charges on deposits and loan sales and servicing income. These reductions were offset by lower charges related to branch consolidations which declined to $1.8 million in the three months ended June 30, 2015 from $3.7 million during the same period in 2014.
Noninterest expense decreased $1.6 million, or 1.77%, to $87.8 million for the three months ended

June 30, 2015 compared to $89.4 million for the three months ended June 30, 2014. This reduction was driven mainly by lower personnel expenses from branch consolidations.
The wealth segment's net income resulted in an increase of $0.9 million, or 25.89%, for the three months ended June 30, 2015 to $4.4 million, from $3.5 million for the three months ended June 30, 2014. Net interest income totaled $5.5 million for the three months ended June 30, 2015 compared to $4.9 million for the three months ended June 30, 2014, an increase of $0.5 million, or 10.66%, attributable to an increase in loan and deposit balances. Recapture of provision expense increased by $0.4 million from the same period in 2014. Noninterest income was $14.8 million for the three months ended June 30, 2015 compared to $14.1 million for the three months ended June 30, 2014, an increase of $0.8 million, or 5.44%, attributable to increased trust revenue. Noninterest expense resulted in an increase of $0.3 million, or 2.16%, to $13.5 million for the three months ended June 30, 2015 compared to $13.2 million for the three months ended June 30, 2014.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net gain of $0.1 million for the three months ended June 30, 2015, a decrease of $3.7 million compared to the three months ended June 30, 2014.

FINANCIAL CONDITION

Investment Securities

The following table provides information with respect to amortized cost and fair value of the Corporation's investment security portfolio.

Figure 10. Investment Securities

	June 30, 2015			December 31, 2014			June 30, 2014
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$3,851,202	$3,838,509	$(12,693)	$3,562,537	$3,545,288	$(17,249)	$3,494,000	$3,478,420	$(15,580)
Held-to-maturity securities (2)	2,787,513	2,760,120	(27,393)	2,903,609	2,875,920	(27,689)	3,052,118	3,001,866	(50,252)
Other securities (3)	147,967	147,967	—	148,654	148,654	—	148,433	148,433	—
Total investment securities	$6,786,682	$6,746,596	$(40,086)	$6,614,800	$6,569,862	$(44,938)	$6,694,551	$6,628,719	$(65,832)

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in floating rate CLOs beginning in the second quarter of 2013. The CLO portfolio had an amortized cost of $259.7 million as of June 30, 2015, compared to $297.4 million as of December 31, 2014 and $297.3 million as of June 30, 2014. The $38.0 million decline in the amortized cost of CLOs since December 31, 2014 is due to CLOs either being called or sold. Net unrealized losses on the CLO portfolio amounted to $1.7 million, $9.6 million, and $3.4 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The current weighted average yield on the CLO portfolio approximates 2.97% as of June 30, 2015. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with this strategy.

Loans

Total loans at June 30, 2015 were $15.7 billion, compared to $15.3 billion at December 31, 2014, and $15.0 billion at June 30, 2014. Total loans as of June 30, 2015 include $2.1 billion in acquired loans and $253.5 million in FDIC acquired loans, including a loss share receivable of $11.8 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. FDIC acquired loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and FDIC acquired loans.

Figure 11. Period End Loans by Product Type

	As of June 30, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$8,196,630	61.3%	$877,598	41.9%	$145,821	60.3%	$9,220,049	58.7%
Residential mortgages	653,143	4.9%	358,559	17.1%	38,029	15.7%	1,049,731	6.7%
Installment	2,720,059	20.4%	659,348	31.5%	2,299	1.0%	3,381,706	21.5%
Home equity lines	1,180,802	8.8%	200,179	9.5%	55,545	23.0%	1,436,526	9.2%
Credit card	168,576	1.3%	—	—%	—	—%	168,576	1.1%
Leases	436,702	3.3%	—	—%	—	—%	436,702	2.8%
Subtotal	13,355,912	100.0%	2,095,684	100.0%	241,694	100.0%	15,693,290	100.0%
Loss share receivable	—	n/m	—	n/m	11,820	n/m	11,820	n/m
Total Loans	13,355,912	n/m	2,095,684	n/m	253,514	n/m	15,705,110	n/m
Allowance for loan losses	(101,682)	n/m	(4,950)	n/m	(41,627)	n/m	(148,259)	n/m
Net Loans	$13,254,230	n/m	$2,090,734	n/m	$211,887	n/m	$15,556,851	n/m

	As of December 31, 2014
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$7,830,085	62.7%	$1,086,899	43.9%	$211,607	63.9%	$9,128,591	59.6%
Residential mortgages	625,283	5.0%	394,484	15.9%	41,276	12.5%	1,061,043	6.9%
Installment	2,393,451	19.1%	764,168	30.8%	4,874	1.5%	3,162,493	20.7%
Home equity lines	1,110,336	8.9%	233,629	9.4%	73,365	22.1%	1,417,330	9.3%
Credit card	164,478	1.3%	—	—%	—	—%	164,478	1.1%
Leases	370,179	3.0%	—	—%	—	—%	370,179	2.4%
Subtotal	12,493,812	100.0%	2,479,180	100.0%	331,122	100.0%	15,304,114	100.0%
Loss share receivable	—	n/m	—	n/m	22,033	n/m	22,033	n/m
Total Loans	12,493,812	n/m	2,479,180	n/m	353,155	n/m	15,326,147	n/m
Allowance for loan losses	(95,696)	n/m	(7,457)	n/m	(40,496)	n/m	(143,649)	n/m
Net Loans	$12,398,116	n/m	$2,471,723	n/m	$312,659	n/m	$15,182,498	n/m

	As of June 30, 2014
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$7,365,499	64.2%	$1,457,903	48.2%	$292,782	67.4%	$9,116,184	61.1%
Residential mortgages	580,166	5.1%	425,584	14.1%	46,705	10.7%	1,052,455	7.1%
Installment	2,051,587	17.9%	872,034	28.8%	5,364	1.2%	2,928,985	19.6%
Home equity lines	998,179	8.7%	268,266	8.9%	89,815	20.7%	1,356,260	9.1%
Credit card	151,967	1.3%	—	—%	—	—%	151,967	1.0%
Leases	319,795	2.8%	—	—%	—	—%	319,795	2.1%
Subtotal	11,467,193	100.0%	3,023,787	100.0%	434,666	100.0%	14,925,646	100.0%
Loss share receivable	—	n/m	—	n/m	43,981	n/m	43,981	n/m
Total Loans	11,467,193	n/m	3,023,787	n/m	478,647	n/m	14,969,627	n/m
Allowance for loan losses	(91,950)	n/m	(4,977)	n/m	(45,109)	n/m	(142,036)	n/m
Net Loans	$11,375,243	n/m	$3,018,810	n/m	$433,538	n/m	$14,827,591	n/m

n/m = Not Meaningful
(1) Loans assumed from Citizens.
(2) Loans acquired in an FDIC-assisted transaction. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of June 30, 2015, $95.9 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2014 by $862.1 million, or 6.90%, and increased from June 30, 2014 by $1.9 billion, or 16.47%. This increase was driven primarily by higher commercial loans, which increased 4.68% from December 31, 2014 and 11.28% from June 30, 2014 due to the Corporation's expansion into the Chicago, Illinois, Michigan and Wisconsin areas. Growth in commercial loans was impacted by the permanent mortgage market where insurance companies are refinancing commercial real estate into fixed-rate loans and new business within the specialty lending group. The leasing line of business has seen considerable increase in activity. As of June 30, 2015, leases totaled $436.7 million compared to $370.2 million and $319.8 million at December 31, 2014 and June 30, 2014, respectively, resulting in increases of $66.5 million, or 17.97%, from December 31, 2014 and $116.9 million, or 36.56%, from June 30, 2014.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2014 by $27.9 million, or 4.46%, and increased from June 30, 2014 by $73.0 million, or 12.58%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year. The Corporation's mortgage banking business was restructured as of January 1, 2015. The Corporation will continue to originate residential mortgage loans but has partnered with a third party to process, underwrite, close and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages.

Outstanding home equity loans increased from December 31, 2014 by $70.5 million, or 6.35%, and increased from June 30, 2014 by $182.6 million, or 18.30%. Installment loans increased from December 31, 2014 by $326.6 million, or 13.65%, and increased from June 30, 2014 by $668.5 million, or 32.58% as a result of the Corporation expanding Citizens' indirect recreational lending into its legacy markets and expanding its indirect auto lending into Michigan and Wisconsin.

The Corporation has approximately $4.8 billion of loans secured by real estate. Approximately 84.26% of the property underlying these loans is located within the Corporation's primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. Total acquired loans was $2.1 billion as of June 30, 2015, a decrease from December 31, 2014 and June 30, 2014 of $383.5 million, or 15.47%, and $928.1 million, or 30.69%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loans covered by loss share agreements expired on March 31, 2015 and June 30, 2015, respectively, resulting in $2.6 million and $143.2 million of loans no longer being covered as of June 30, 2015. As of June 30, 2015, $13.1 million and $82.8 million of George Washington and Midwest loans, respectively, remained covered by single family loss share agreements, until the agreements expire in March and June of 2020.

Total FDIC acquired loans, including the loss share receivable, were $253.5 million as of June 30, 2015, a decrease from December 31, 2014 and June 30, 2014 of $99.6 million, or 28.21%, and $225.1 million, or 47.04%, respectively. The FDIC acquired loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

As of June 30, 2015, the loss share receivable related to the remaining single family covered loans was $11.8 million and recorded as part of FDIC acquired loans. The loss share receivable related to the Midwest non-single family loans was $3.4 million as of June 30, 2015 and was recorded within Accrued Interest Receivable and Other Assets in the Consolidated Balance Sheet. The loss share receivable for the Midwest non-single family loans is expected to be the collected from the FDIC after the Corporation files the final claim in July 2015. The loss share receivable associated with the George Washington non-single family loans has been fully collected as of June 30, 2015.

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

The primary indicators of credit quality are delinquency status and our internal risk ratings for our commercial loan portfolio segment, and delinquency status and current FICO scores for our consumer loan portfolio segment. Assignment of internal risk ratings are based on the most current information available from a financial statement standpoint, as well as from an industry and geographic perspective. All aspects of the credit relationship are considered in the risk rating decisioning process, including, but not limited to, credit structure and terms, compliance with loan covenants and loan agreements, and the impact of weak or improper credit structure. Relationship managers perform regular reviews to assess the accuracy of risk ratings. A formal review of all customer risk ratings on any aggregate credit exposure of $250,000 or more is performed at a minimum of once every twelve months unless administered in Core Banking and monitored by Portfolio Management (including the Private Client Services portfolio) in which case the threshold is $350,000. The review is documented with current financial statements for all obligors, co-obligors and guarantors, a current credit status memo and a current risk rating sheet. Risk rating reviews of criticized loans are performed on a quarterly basis jointly between the relationship managers and the regional or senior-regional credit officer and supported with written updates by the loan officer, which include the progress of the credit, action plans, and improvement or deterioration since the previous quarter.

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

At June 30, 2015, the allowance for originated loan losses was $101.7 million, or 0.76% of originated loans outstanding, compared to $95.7 million, or 0.77%, and $92.0 million, or 0.80%, at December 31, 2014 and June 30, 2014, respectively. The allowance equaled 184.40% of nonperforming loans at June 30, 2015 compared to 276.44% and 250.27% at December 31, 2014 and June 30, 2014, respectively. The additional reserves related to qualitative risk factors totaled $60.2 million at June 30, 2015, compared to $57.0 million and $44.5 million at December 31, 2014 and June 30, 2014, respectively. Nonperforming loans have increased by $20.5 million or 59.29% when compared to December 31, 2014 and increased by $18.4 million, or 50.08%, when compared to June 30, 2014.

Net charge-offs on originated loans were $6.7 million and 0.20% of average originated loans outstanding during the three months ended June 30, 2015, compared to $6.2 million and 0.22% of average originated loans outstanding during the three months ended June 30, 2014. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at June 30, 2015, December 31, 2014, and June 30, 2014 was $3.9 million, $5.8 million, and $7.1 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $105.6 million, $101.5 million, and $99.1 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Figure 12. Summary of the Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance for Originated Loan Losses-beginning of period	$97,545	$92,116	$95,696	$96,484
Originated loans charged off:
Commercial	3,577	3,057	4,262	8,210
Mortgage	373	834	797	1,393
Installment	4,621	4,076	9,226	8,660
Home equity	971	1,204	1,882	2,042
Credit cards	1,209	1,311	2,661	2,766
Leases	—	—	—	—
Overdrafts	547	666	1,037	1,237
Total charge-offs	11,298	11,148	19,865	24,308
Originated Recoveries:
Commercial	448	404	773	1,433
Mortgage	89	67	124	105
Installment	2,716	2,728	5,584	5,466
Home equity	839	820	1,452	1,519
Credit cards	358	439	724	857
Manufactured housing	6	13	19	24
Leases	3	372	7	372
Overdrafts	167	146	323	351
Total recoveries	4,626	4,989	9,006	10,127
Originated net charge-offs	6,672	6,159	10,859	14,181
Provision for originated loan losses	10,809	5,993	16,845	9,647
Allowance for originated loan losses-end of period	$101,682	$91,950	$101,682	$91,950
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of period	$4,330	$7,481	$5,848	$7,907
Provision for/(relief of) credit losses	(425)	(374)	(1,943)	(800)
Balance at end of period	3,905	7,107	3,905	7,107
Allowance for credit losses	$105,587	$99,057	$105,587	$99,057
Average originated loans outstanding	13,092,972	11,092,101	12,892,495	10,772,020
Ratio to average originated loans:
Originated net charge-offs	0.20%	0.22%	0.17%	0.27%
Provision for originated loan losses	0.33%	0.22%	0.26%	0.18%
Originated loans outstanding-end of period	13,355,912	11,467,193	13,355,912	11,467,193
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.76%	0.80%	0.76%	0.80%
As a percentage of nonperforming originated loans	184.40%	250.27%	184.40%	250.27%
As a multiple of originated net charge-offs	3.80	3.72	4.64	3.22
Allowance for credit losses:
As a percentage of period-end originated loans	0.79%	0.86%	0.79%	0.86%
As a percentage of nonperforming originated loans	191.48%	269.61%	191.48%	269.61%
As a multiple of annualized net charge-offs	3.95	4.01	4.82	3.46

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 13. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of June 30, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$45,969	$12,072	$1,162	$31,927	$7,421	$787	$24,697	$124,035
Allowance	9,117	151	—	1,001	217	250	890	11,626
Collective Loan Impairment Components:
Commercial loans based on risk rating:
Grade 1 loan balance	65,856	807	14,688					81,351
Grade 1 allowance	2	—	—					2
Grade 2 loan balance	206,384	1,166	29,564					237,114
Grade 2 allowance	8	2	1					11
Grade 3 loan balance	1,417,295	423,346	65,664					1,906,305
Grade 3 allowance	912	154	37					1,103
Grade 4 loan balance	3,566,115	2,245,135	321,268					6,132,518
Grade 4 allowance	16,169	7,038	469					23,676
Grade 5 (Special Mention) loan balance	92,430	25,801	2,956					121,187
Grade 5 allowance	6,943	621	62					7,626
Grade 6 (Substandard) loan balance	73,671	16,940	1,400					92,011
Grade 6 allowance	9,666	2,074	50					11,790
Grade 7 (Doubtful) loan balance	3,643	—	—					3,643
Grade 7 allowance	59	—	—					59
Consumer loans based on payment status:
Current loan balances				2,670,226	1,169,615	166,317	614,938	4,621,096
Current loans allowance				11,931	17,054	5,639	3,673	38,297
30 days past due loan balance				11,088	2,073	645	6,789	20,595
30 days past due allowance				739	979	540	226	2,484
60 days past due loan balance				2,893	661	289	1,326	5,169
60 days past due allowance				592	625	407	199	1,823
90+ days past due loan balance				3,925	1,032	538	5,393	10,888
90+ days past due allowance				647	1,164	982	392	3,185
Total originated loans	$5,471,363	$2,725,267	$436,702	$2,720,059	$1,180,802	$168,576	$653,143	$13,355,912
Total allowance for originated loan losses	$42,876	$10,040	$619	$14,910	$20,039	$7,818	$5,380	$101,682

	As of December 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$11,759	$23,300	$—	$24,905	$7,379	$854	$25,251	$93,448
Allowance	72	2,914	—	1,178	207	296	1,283	5,950
Collective Loan Impairment Components:
Commercial loans based on risk rating:
Grade 1 loan balance	52,676	1,361	4,451					58,488
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	186,278	3,454	14,959					204,691
Grade 2 allowance	8	—	1					9
Grade 3 loan balance	1,340,100	340,355	71,908					1,752,363
Grade 3 allowance	830	191	6					1,027
Grade 4 loan balance	3,413,446	2,228,833	277,277					5,919,556
Grade 4 allowance	23,562	6,118	625					30,305
Grade 5 (Special Mention) loan balance	132,764	30,247	1,389					164,400
Grade 5 allowance	8,022	751	32					8,805
Grade 6 (Substandard) loan balance	38,178	27,334	195					65,707
Grade 6 allowance	4,879	2,720	9					7,608
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,346,551	1,100,076	161,644	583,994	4,192,265
Current loans allowance				9,465	16,544	5,115	2,715	33,839
30 days past due loan balance				14,019	1,191	639	9,231	25,080
30 days past due allowance				859	581	492	209	2,141
60 days past due loan balance				3,506	569	498	1,645	6,218
60 days past due allowance				667	545	607	203	2,022
90+ days past due loan balance				4,470	1,121	843	5,162	11,596
90+ days past due allowance				749	1,447	1,456	335	3,987
Total originated loans	$5,175,201	$2,654,884	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812
Total allowance for originated loan losses	$37,375	$12,694	$674	$12,918	$19,324	$7,966	$4,745	$95,696

	As of June 30, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$10,404	$25,537	$—	$24,394	$6,956	$979	$26,297	$94,567
Allowance	5,092	121	—	1,008	201	361	1,019	7,802
Collective Loan Impairment Components:
Commercial loans based on risk rating:
Grade 1 loan balance	33,855	—	9,408					43,263
Grade 1 allowance	3	—	1					4
Grade 2 loan balance	134,682	3,610	10,971					149,263
Grade 2 allowance	63	2	7					72
Grade 3 loan balance	1,100,807	327,606	55,648					1,484,061
Grade 3 allowance	878	255	61					1,194
Grade 4 loan balance	3,438,768	2,089,669	236,324					5,764,761
Grade 4 allowance	24,194	7,060	693					31,947
Grade 5 (Special Mention) loan balance	100,776	29,382	7,092					137,250
Grade 5 allowance	7,553	526	245					8,324
Grade 6 (Substandard) loan balance	38,323	32,080	352					70,755
Grade 6 allowance	5,473	2,089	21					7,583
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,009,699	988,443	149,538	537,140	3,684,820
Current loans allowance				8,860	11,863	5,256	2,471	28,450
30 days past due loan balance				10,764	1,445	641	10,958	23,808
30 days past due allowance				631	575	509	212	1,927
60 days past due loan balance				2,980	520	348	801	4,649
60 days past due allowance				643	405	430	68	1,546
90+ days past due loan balance				3,750	815	461	4,970	9,996
90+ days past due allowance				1,101	859	772	369	3,101
Total originated loans	$4,857,615	$2,507,884	$319,795	$2,051,587	$998,179	$151,967	$580,166	$11,467,193
Total allowance for originated loan losses	$43,256	$10,053	$1,028	$12,243	$13,903	$7,328	$4,139	$91,950

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of June 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended June 30, 2015 and 2014, provision for loan losses, equal to net charge-offs, of $1.6 million and $3.8 million, respectively, was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

During the six months ended June 30, 2015 and 2014, recapture and provision for acquired impaired loan losses of $2.5 million and $4.2 million, respectively, was recognized resulting in an allowance for acquired impaired loan losses of $5.0 million as of June 30, 2015 and 2014. In addition to the recapture of provision in the current period, an additional $8.2 million of cash flow was reclassified from non-accretable to accretable cash flow within the quarter. Life to date, the acquired impaired portfolio’s performance has exceeded original expectations with $113.4 million being reclassified from non-accretable to accretable cash flow, while total cumulative provision has totaled $4.9 million.

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC nonimpaired acquired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of June 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The ALL for FDIC acquired impaired loans was $41.6 million, $40.5 million, and $45.1 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively. During the three months ended June 30, 2015, $0.9 million of losses on FDIC acquired impaired loans were recognized with an offsetting increase of $1.8 million to the loss share receivable. The net recapture from the impaired FDIC acquired portfolio was $891.0 thousand in the three months ended June 30, 2015 compared to a net provision of $3.4 million in the three months ended June 30, 2014.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 14. Asset Quality (1)

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$16,502	$4,153	$9,947
Consumer loans	10,982	11,088	12,025
Total restructured loans	27,484	15,241	21,972
Other nonaccrual loans:
Commercial loans	21,387	12,994	11,125
Consumer loans	6,271	6,382	3,644
Total nonaccrual loans	27,658	19,376	14,769
Total nonperforming originated loans	55,142	34,617	36,741
Other real estate, excluding covered assets (2) (3)	62,169	20,421	24,181
Total nonperforming assets ("NPAs") (3)	$117,311	$55,038	$60,922
Originated loans past due 90 days or more accruing interest	$8,009	$12,156	$15,643
Total NPAs as a percentage of total originated loans and noncovered OREO (3)	0.87%	0.44%	0.53%

(1) Due to the impact of acquisition accounting and protection against credit risk from FDIC loss sharing agreements, acquired loans, FDIC acquired loans and covered OREO are excluded from the asset quality figures to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired and FDIC acquired impaired loans with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.
(2) As of June 30, 2015, OREO included 25 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $5.8 million.
(3) As of June 30, 2015, $42.0 million of OREO was no longer covered by a FDIC loss share agreement, therefore, was included in NPAs. OREO that remains covered by FDIC loss share agreements has considerable protection against credit risk and are not reported as NPAs.

Total nonperforming assets as of June 30, 2015 were $117.3 million, an increase of $62.3 million, or 113.15%, from December 31, 2014 and an increase of $56.4 million, or 92.56%, from June 30, 2014. Commercial nonperforming originated loans increased $20.7 million, or 120.97%, from December 31, 2014 and increased $16.8 million, or 79.81%, from June 30, 2014. The increase in this quarters commercial nonperforming originated loans is due to credit deterioration of two loans. Total OREO increased $41.7 million, or 204.44%, from December 31, 2014 and $38.0 million, or 157.10%, from June 30, 2014. Due to the expiration of certain FDIC loss share agreements in the first and second quarter of 2015, previously covered OREO of $42.0 million has been reclassed into nonperforming assets.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. We obtain the scores from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of June 30, 2015, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 760, home equity lines at 777, residential mortgages at 754, and credit cards at 766.

Figure 15. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2015	2015	2014	2014	2014
Nonaccrual originated commercial loans beginning of period	$28,478	$17,147	$22,347	$21,072	$27,122
Credit Actions:
New	22,400	14,557	3,275	10,381	7,846
Charged down	(3,104)	(221)	(330)	(4,037)	(2,783)
Return to accruing status	(6,923)	(322)	—	—	—
Payments	(2,962)	(2,683)	(8,145)	(5,069)	(11,113)
Nonaccrual originated commercial loans end of period	$37,889	$28,478	$17,147	$22,347	$21,072

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 16. TDR Portfolio

(In thousands)	June 30, 2015	June 30, 2014
Originated TDRs	$104,648	$87,148
Acquired TDRs (1)	11,362	8,815
FDIC Acquired TDRs (1)	22,976	48,993
Total TDRs	$138,986	$144,956
Nonperforming TDRs	$30,368	$23,238

(1) Acquired and FDIC acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Originated consumer TDRs are predominantly composed of installment loans, first and second lien residential mortgages and home equity lines of credit. Total originated consumer TDRs represented 61.95% and 67.27% of the total originated TDR portfolio as of June 30, 2015, and June 30, 2014, respectively. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $118.0 thousand and $236.0 thousand for the three and six months ended June 30, 2015, respectively, compared to $20.0 thousand and $123.0 thousand for the three and six months ended June 30, 2014, respectively. Interest income which would have been earned in accordance with the original terms was $0.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively, compared to $0.5 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average quarter to date deposits totaled $19.7 billion as of June 30, 2015, $19.5 billion as of December 31, 2014, and $19.5 billion as of June 30, 2014. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

Figure 17. Respective Rates of Deposit Products and Funding

	Three Months Ended
	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,722,240	—%	$5,706,631	—%	$5,515,807	—%
Interest-bearing	3,203,836	0.10%	3,021,188	0.10%	3,066,201	0.10%
Savings and money market accounts	8,467,845	0.26%	8,381,548	0.26%	8,580,928	0.26%
Certificates and other time deposits	2,288,741	0.44%	2,341,280	0.43%	2,333,859	0.52%
Total customer deposits	19,682,662	0.18%	19,450,647	0.18%	19,496,795	0.19%
Securities sold under agreements to repurchase	1,285,920	0.10%	1,241,948	0.09%	1,024,598	0.09%
Wholesale borrowings	393,379	2.40%	450,587	2.08%	373,213	1.49%
Long-term debt	508,744	2.12%	350,535	2.48%	324,431	4.81%
Total funds	$21,870,705	0.26%	$21,493,717	0.25%	$21,219,037	0.28%

Average quarter to date demand deposits comprised 45.35% of average deposits during the three months ended June 30, 2015, compared to 44.87% during the three months ended December 31, 2014, and 44.02% during the three months ended June 30, 2014. Savings accounts, including money market products, made up 43.02% of average deposits during the three months ended June 30, 2015 compared to 43.09% during the three months ended December 31, 2014, and 44.01% during the three months ended June 30, 2014. Certificates and other time deposits made up 11.63% of average deposits during the three months ended June 30, 2015, 12.04% during the three months ended December 31, 2014, and 11.97% during the three months ended June 30, 2014.

The average cost of interest-bearing deposits, federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt was down 3 basis points compared to the same period one year ago, or 7.89% for the three months ended June 30, 2015.

The following table in Figure 18 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended June 30, 2015 by time remaining until maturity.

Figure 18. Certificates and Other Time Deposits in increments of $100 Thousand or More

(In thousands)
Time until maturity:	Amount
Under 3 months	$175,824
3 to 6 months	133,049
6 to 12 months	136,134
Over 12 months	209,086
Total	$654,093

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.9 billion as of June 30, 2015, compared with $2.8 billion as of December 31, 2014, and $2.8 billion as of June 30, 2014. The Corporation's Common Stock is traded on the NASDAQ under the symbol FMER with 11,909 holders of record at June 30, 2015.

•
At June 30, 2015, the Corporation's common equity value per common share was $16.82 based on approximately 165.8 million shares outstanding at June 30, 2015, compared to $16.53 based on approximately 165.4 million shares outstanding at December 31, 2014, and $16.27 based on approximately 165.4 million shares outstanding at June 30, 2014.

•	At June 30, 2015, the Corporation's tangible book value per common share was $11.95 compared to $11.62 at December 31, 2014, and $11.33 at June 30, 2014.

•	At June 30, 2015, the Corporation's book value per common share was $17.42, compared to $17.14 at December 31, 2014, and $16.88 at June 30, 2014.

•
At June 30, 2015, the Corporation had approximately 4.4 million treasury shares, compared to approximately 4.8 million treasury shares at December 31, 2014 and approximately 4.8 million treasury shares at June 30, 2014. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the second quarter of 2015, the Corporation made a dividend payment of $0.16 per share, or $26.2 million in the aggregate, on its Common Stock. As of June 30, 2015, the dividend of $0.16 per common share has annualized rate of $0.64 per common share. Also in the second quarter of 2015, the Corporation made a quarterly dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.37 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE.

On May 13, 2015, the Corporation repurchased a warrant previously issued by Citizens to the U.S. Treasury for $12.2 million, which resulted in a reduction to capital surplus in the amount of $9.2 million.

The following table in Figure 19 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 19. Changes in Common Stock Outstanding

	2015	2015	2014	2014	2014
(Shares in thousands)	2nd qtr	1st qtr	4th qtr	3rd qtr	2nd qtr
Beginning of period	165,453	165,390	165,384	165,393	165,087
Issued/(repurchased)	(210)	(66)	(15)	(10)	(186)
Reissued/(returned) under employee benefit plans, net	530	129	21	1	492
End of period	165,773	165,453	165,390	165,384	165,393

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to tangible assets of 8.09% at June 30, 2015, compared with 7.98% at December 31, 2014, and 7.89% at June 30, 2014.

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

To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 capital ratio of at least 8%, a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a tier 1 capital ratio of at least 6%, a CET1 ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

As of June 30, 2015, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 20. Capitalization Tables

(Dollars in thousands)	June 30, 2015		December 31, 2014		June 30, 2014
Consolidated
Total equity	$2,887,957	11.42%	$2,834,281	11.38%	$2,791,738	11.36%
Common equity (1)	2,787,957	11.02%	2,734,281	10.98%	2,691,738	10.96%
CET1 capital (1) (2)	2,029,902	10.47%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	1,904,461	10.95%	1,803,731	10.55%
Tier 1 capital (1) (2)	2,029,902	10.47%	2,004,461	11.53%	1,978,233	11.57%
Total risk-based capital (1) (2)	2,638,942	13.61%	2,653,893	15.26%	2,377,307	13.90%
Tier 1 leverage (2)	2,029,902	8.36%	2,004,461	8.43%	1,978,233	8.46%
Tangible common equity (1)	1,980,392	8.09%	1,921,521	7.98%	1,873,112	7.89%

	June 30, 2015		December 31, 2014		June 30, 2014
Bank Only
Total equity	$3,035,571	12.01%	$2,932,847	11.79%	$2,948,000	12.01%
Common equity (1)	3,035,571	12.01%	2,932,847	11.79%	2,948,000	12.01%
CET1 capital (1) (2)	2,169,590	11.20%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	2,132,217	12.25%	1,974,664	11.54%
Tier 1 capital (1) (2)	2,169,590	11.20%	2,127,065	12.22%	2,079,510	12.16%
Total risk-based capital (1) (2)	2,569,644	13.27%	2,521,412	14.49%	2,223,493	13.00%
Tier 1 leverage (2)	2,169,590	8.95%	2,127,065	8.94%	2,079,510	8.93%
Tangible common equity (1)	2,228,007	9.10%	2,120,087	8.81%	2,129,374	8.98%

(1) See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with common equity tier 1 ("CET1") capital and the CET1 risk-based capital ratio. June 30, 2015 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 and June 30, 2014 amounts and ratios are reported on a Basel I basis.

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

Presented below is the Corporation’s interest rate risk profile as of June 30, 2015 and 2014:

Figure 21. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2015	(5.01)%	1.89%	3.67%	5.00%
June 30, 2014	(3.52)%	1.64%	3.27%	4.55%

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses EVE sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on-balance sheet and off-balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s EVE. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow Management to measure longer-term repricing and option risk in the balance sheet.

Presented below is the Corporation’s EVE profile as of June 30, 2015 and 2014:

Figure 22. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2015	(3.86)%	1.49%	1.92%	1.61%
June 30, 2014	(2.42)%	0.38%	(0.18)%	(1.26)%

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

The treasury group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly, and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months and identifying sources and uses of funds. The overall management of the Corporation’s liquidity position is also integrated into retail deposit pricing policies to ensure a stable core deposit base.

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 88.69% of total deposits at June 30, 2015. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.9 billion as of June 30, 2015.

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

Funding Trends for the Quarter - During the three months ended June 30, 2015, lower cost core deposits decreased by $104.9 million from the first quarter 2015. In the aggregate, there was a decrease in deposits of $251.7 million from March 31, 2015. The Corporation’s loan to deposit ratio increased to 79.83% as of June 30, 2015 from 77.74% as of March 31, 2015. Securities sold under agreements to repurchase increased $405.9 million from March 31, 2015. Wholesale borrowings and long-term debt had a net increase of $34.2 million from March 31, 2015.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended June 30, 2015, the Bank paid $31.1 million in dividends to the Corporation. As of June 30, 2015, the Bank had an additional $386.4 million available to pay dividends without regulatory approval.

Operational Risk Management

Like all businesses, the Corporation is subject to operational risks, including, but not limited to, risks of human error, internal processes and systems that turn out to be inadequate and external events. These events include, among other things, threats to the Corporation's cybersecurity, since it relies upon information systems and the Internet to conduct its business activities. The Corporation is also exposed to the costs of complying with laws, regulations and prescribed practices, which are changing rapidly and in large volumes, especially as a result of the Dodd-Frank Act and the proposal and adoption of implementing rules. Noncompliance may increase operating costs, result in monetary losses, adversely affect the Corporation's reputation and regulatory relations and ability to implement its business plans and pursue expansion opportunities.

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
During the quarter ended June 30, 2015, there was no change in internal control over financial reporting, as described in "Internal Control-Integrated Framework," as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the second quarter of the 2015 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1 - April 30, 2015	183,667	$19.74	—	396,272
May 1 - May 31, 2015	20,702	20.43	—	396,272
June 1 - June 30, 2015	6,184	20.98	—	396,272
Total	210,553	$19.85	—	396,272

(1)
Reflects 210,553 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the second quarter of 2015.

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
3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015 (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (furnished herewith).
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)

July 31, 2015

FirstMerit Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015 (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (furnished herewith).
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.