Form 10-Q
period 2015-09-30
FIRSTMERIT CORP /OH/
filed 2015-10-30
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2015
Common Stock, no par value	165,762,099

FIRSTMERIT CORPORATION AND SUBSIDIARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Investment Securities	14
Note	3	Loans	25
Note	4	Allowance for Loan Losses	35
Note	5	Goodwill and Other Intangible Assets	56
Note	6	Shareholders' Equity	57
Note	7	Segment Information	59
Note	8	Derivatives and Hedging Activities	61
Note	9	Benefit Plans	67
Note	10	Fair Value Measurement	67
Note	11	Mortgage Servicing Rights and Mortgage Servicing Activity	80
Note	12	Commitments and Guarantees	82
Note	13	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	87
Note	14	Subsequent Events	88
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS			89
Consolidated Financial Highlights			90
Highlights of Third Quarter of 2015 Performance			92
Regulation and Supervision			94
	New Capital Rules		95
	Stress Testing		95
	Other Legislation		96
Non-GAAP Financial Measures			97
Results of Operations			102
	Average Tax-Equivalent Balance Sheets		102
	Net Interest Income		104
	Noninterest Income		106
	Noninterest Expense		107
	Income Taxes		108
Line of Business Results			108
Financial Condition			109
	Investment Securities		109
	Loans		111
		Originated Loans	112

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands)	September 30,	December 31,	September 30,
(Unaudited, except for December 31, 2014)	2015	2014	2014
ASSETS
Cash and due from banks	$357,397	$480,998	$429,699
Interest-bearing deposits in banks	54,190	216,426	55,629
Total cash and cash equivalents	411,587	697,424	485,328
Investment securities:
Held-to-maturity	2,728,638	2,903,609	3,002,262
Available-for-sale	3,925,724	3,545,288	3,462,990
Other investments	147,955	148,654	148,421
Loans held for sale	5,384	13,428	19,512
Loans	15,799,280	15,326,147	15,242,026
Allowance for loan losses	(153,450)	(143,649)	(140,077)
Net loans	15,645,830	15,182,498	15,101,949
Premises and equipment, net	311,129	332,297	318,690
Goodwill	741,740	741,740	741,740
Intangible assets	63,226	71,020	73,953
Covered other real estate	1,986	49,641	51,434
Accrued interest receivable and other assets	1,263,718	1,216,748	1,201,928
Total assets	$25,246,917	$24,902,347	$24,608,207
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,865,255	$5,786,662	$5,535,886
Interest-bearing	3,335,190	3,028,888	3,043,952
Savings and money market accounts	8,380,921	8,399,612	8,396,064
Certificates and other time deposits	2,240,550	2,289,503	2,391,009
Total deposits	19,821,916	19,504,665	19,366,911
Federal funds purchased and securities sold under agreements to repurchase	1,208,275	1,272,591	1,273,290
Wholesale borrowings	381,299	428,071	608,463
Long-term debt	508,947	505,192	249,933
Accrued taxes, expenses and other liabilities	389,180	357,547	289,179
Total liabilities	22,309,617	22,068,066	21,787,776
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	—	3,000	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: September 30, 2015, December 31, 2014 and September 30, 2014 - 170,183,515 shares	127,937	127,937	127,937
Capital surplus	1,382,714	1,393,090	1,390,207
Accumulated other comprehensive loss	(50,766)	(71,892)	(49,583)
Retained earnings	1,492,245	1,404,717	1,371,453
Treasury stock, at cost: September 30, 2015 - 4,424,712; December 31, 2014 - 4,793,566 shares; September 30, 2014 - 4,799,239 shares	(114,830)	(122,571)	(122,583)
Total shareholders' equity	2,937,300	2,834,281	2,820,431
Total liabilities and shareholders' equity	$25,246,917	$24,902,347	$24,608,207

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2015	2014	2015	2014
Interest income:
Loans and loans held for sale	$162,204	$170,648	$485,615	$513,678
Investment securities:
Taxable	32,641	32,072	96,766	96,347
Tax-exempt	5,214	5,477	16,567	16,372
Total investment securities interest	37,855	37,549	113,333	112,719
Total interest income	200,059	208,197	598,948	626,397
Interest expense:
Deposits:
Interest bearing	750	755	2,300	2,236
Savings and money market accounts	5,639	5,570	16,774	16,605
Certificates and other time deposits	2,757	2,846	7,444	8,319
Federal funds purchased and securities sold under agreements to repurchase	254	268	826	697
Wholesale borrowings	1,171	1,397	3,459	3,917
Long-term debt	4,165	3,783	12,081	11,566
Total interest expense	14,736	14,619	42,884	43,340
Net interest income	185,323	193,578	556,064	583,057
Provision for loan losses	14,275	9,192	31,489	38,982
Net interest income after provision for loan losses	171,048	184,386	524,575	544,075
Noninterest income:
Trust department income	10,948	10,300	31,917	30,118
Service charges on deposits	17,295	18,684	49,667	53,860
Credit card fees	13,939	13,754	40,712	39,361
ATM and other service fees	6,518	6,182	18,962	17,998
Bank owned life insurance income	4,622	4,218	11,911	11,840
Investment services and insurance	4,032	3,606	11,607	10,974
Investment securities gains/(losses), net	41	14	962	150
Loan sales and servicing income	2,414	4,740	7,290	12,932
Other operating income	11,617	8,235	30,827	32,331
Total noninterest income	71,426	69,733	203,855	209,564
Noninterest expense:
Salaries, wages, pension and employee benefits	85,772	90,593	262,318	269,071
Net occupancy expense	13,540	13,887	43,221	45,248
Equipment expense	12,235	12,188	35,852	36,366
Stationery, supplies and postage	3,304	3,723	10,202	11,820
Bankcard, loan processing and other costs	12,335	11,151	35,935	33,795
Professional services	5,154	5,270	14,522	15,373
Amortization of intangibles	2,598	2,933	7,794	8,802
FDIC insurance expense	5,234	2,988	15,478	14,492
Other operating expense	20,570	20,412	57,746	64,911
Total noninterest expense	160,742	163,145	483,068	499,878
Income before income tax expense	81,732	90,974	245,362	253,761
Income tax expense	22,720	27,076	72,627	76,889
Net income	59,012	63,898	172,735	176,872
Less: Net income allocated to participating shareholders	477	519	1,401	1,433
Preferred Stock dividends	1,469	1,469	4,407	4,407
Net income attributable to common shareholders	$57,066	$61,910	$166,927	$171,032
Net income used in diluted EPS calculation	$57,066	$61,910	$166,927	$171,032
Weighted average number of common shares outstanding - basic	165,762	165,389	165,638	165,263
Weighted average number of common shares outstanding - diluted	166,058	165,804	165,939	165,916
Basic earnings per common share	$0.34	$0.37	$1.01	$1.03
Diluted earnings per common share	0.34	0.37	1.01	1.03
Cash dividend per common share	0.17	0.16	0.49	0.48

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2015			September 30, 2015
(Unaudited)	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$81,732	$22,720	$59,012	$245,362	$72,627	$172,735
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	25,691	8,991	16,700	31,166	10,908	20,258
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(1,266)	(442)	(824)	(2,345)	(821)	(1,524)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(41)	(14)	(27)	(962)	(336)	(626)
Net change in unrealized gains/(losses) on securities available for sale	24,384	8,535	15,849	27,859	9,751	18,108
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	1,138	399	739	3,414	1,195	2,219
Amortization of prior service cost reclassified to other noninterest expense	410	144	266	1,230	431	799
Net change from defined benefit pension plans	1,548	543	1,005	4,644	1,626	3,018
Total other comprehensive gains/(losses)	25,932	9,078	16,854	32,503	11,377	21,126
Comprehensive income	$107,664	$31,798	$75,866	$277,865	$84,004	$193,861

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2014			September 30, 2014
(Unaudited)	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$90,974	$27,076	$63,898	$253,761	$76,889	$176,872
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(16,207)	(5,672)	(10,535)	24,293	8,503	15,790
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(563)	(197)	(366)	(1,551)	(543)	(1,008)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(14)	(5)	(9)	(150)	(53)	(97)
Net change in unrealized gains/(losses) on securities available for sale	(16,784)	(5,874)	(10,910)	22,592	7,907	14,685
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	768	269	499	2,398	839	1,559
Amortization of prior service cost reclassified to other noninterest expense	516	181	335	1,614	565	1,049
Net change from defined benefit pension plans	1,284	450	834	4,012	1,404	2,608
Total other comprehensive gains/(losses)	(15,500)	(5,424)	(10,076)	26,604	9,311	17,293
Comprehensive income	$75,474	$21,652	$53,822	$280,365	$86,200	$194,165

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	176,872	—	176,872
Other comprehensive income	—	—	—	—	17,293	—	—	17,293
Comprehensive income	—	—	—	—	17,293	176,872	—	194,165
Cash dividends - Preferred Stock	—	—	—	—	—	(4,407)	—	(4,407)
Cash dividends - Common Stock ($0.48 per share)	—	—	—	—	—	(78,987)	—	(78,987)
Nonvested (restricted) shares granted (575,381 shares)	—	—	—	(13,029)	—	—	13,128	99
Restricted stock activity (247,288 shares)	—	—	—	952	—	—	(5,242)	(4,290)
Deferred compensation trust (219,315 increase in shares)	—	—	—	684	—	—	(684)	—
Share-based compensation	—	—	—	10,957	—	—	—	10,957
Balance at September 30, 2014	$100,000	$127,937	$3,000	$1,390,207	$(49,583)	$1,371,453	$(122,583)	$2,820,431

Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281
Net income	—	—	—	—	—	172,735	—	172,735
Other comprehensive income	—	—	—	—	21,126	—	—	21,126
Comprehensive income	—	—	—	—	21,126	172,735	—	193,861
Cash dividends - Preferred Stock	—	—	—	—	—	(4,407)	—	(4,407)
Cash dividends - Common Stock ($0.49 per share)	—	—	—	—	—	(80,800)	—	(80,800)
Nonvested (restricted) shares granted (666,154 shares)	—	—	—	(14,505)	—	—	14,505	—
Restricted stock activity (297,300 shares)	—	—	—	1,694	—	—	(5,994)	(4,300)
Deferred compensation trust (314,253 increase in shares)	—	—	—	770	—	—	(770)	—
Share-based compensation	—	—	—	10,815	—	—	—	10,815
Repurchase of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,571,998 shares)	—	—	(3,000)	(9,150)	—	—	—	(12,150)
Balance as of September 30, 2015	$100,000	$127,937	$—	$1,382,714	$(50,766)	$1,492,245	$(114,830)	$2,937,300

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$172,735	$176,872
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	31,489	38,982
Provision/(benefit) for deferred income taxes	19,497	28,039
Depreciation and amortization	47,732	39,845
Benefit attributable to FDIC loss share	6,303	3,835
Accretion of acquired loans	(72,750)	(106,997)
Amortization and accretion of investment securities, net
Available-for-sale	7,984	7,114
Held-to-maturity	3,430	6,419
Losses/(gains) on sales and calls of available-for-sale investment securities, net	(962)	(150)
Originations of loans held for sale	(62,277)	(264,856)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	71,442	262,341
Gains on sales of loans, net	(1,121)	(5,375)
Amortization of intangible assets	7,794	8,802
Recognition of stock compensation expense	10,815	10,957
Net decrease/(increase) in other assets	(24,808)	(5,245)
Net increase/(decrease) in other liabilities	7,041	(12,147)
NET CASH PROVIDED BY OPERATING ACTIVITIES	224,344	188,436
Investing Activities
Proceeds from sale of investment securities
Available-for-sale	172,158	13,008
Held-to-maturity	1,413	5,012
Other	668	32,486
Proceeds from prepayments, calls, and maturities of investment securities
Available-for-sale	440,060	360,600
Held-to-maturity	317,582	262,560
Other	165	—
Purchases of investment securities
Available-for-sale	(948,917)	(545,201)
Held-to-maturity	(144,811)	(344,606)
Other	(172)	(142)
Net decrease/(increase) in loans and leases	(443,669)	(886,035)
Purchases of premises and equipment	(18,427)	(45,618)
Sales of premises and equipment	9,263	26,114
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(614,687)	(1,121,822)
Financing Activities
Net increase in demand accounts	384,895	94,074
Net increase/(decrease) in savings and money market accounts	(18,691)	(191,103)
Net decrease in certificates and other time deposits	(48,953)	(69,661)
Net increase/(decrease) in securities sold under agreements to repurchase	(64,316)	421,755
Net increase/(decrease) in long-term debt	—	(74,451)
Net increase/(decrease) in wholesale borrowings	(46,772)	407,863
Repurchase of common stock warrant	(12,150)	—
Cash dividends - common	(80,800)	(78,987)
Cash dividends - preferred	(4,407)	(4,407)
Restricted stock activity	(4,300)	(4,191)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	104,506	500,892
Increase/(Decrease) in cash and cash equivalents	(285,837)	(432,494)
Cash and cash equivalents at beginning of year	697,424	917,822
Cash and cash equivalents at end of year	$411,587	$485,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$42,642	$46,349
Federal income taxes	36,125	12,573

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

The Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of September 30, 2015 and 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2014 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Recently Adopted Accounting Standards

FASB ASU 2015-10,     Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the accounting standards. The amendments in this update represent changes to clarify the accounting standards, correct unintended application of guidance, or make minor improvements to the accounting guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of these amendments will make the accounting guidance easier to understand and eliminate inconsistencies. This ASU is effective immediately. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

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

FASB ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, these amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. As of June 30, 2015, the Corporation adopted this accounting standard by classifying $3.7 million of deferred debt issuance costs as a deduction to long-term debt. Management concluded that the classification of debt issuance costs capitalized in prior periods was immaterial as a component of other assets, total assets, total long-term debt, and total liabilities. As such, the Corporation's comparative periods have not been recast. The amount of unamortized debt issuance costs not recasted are $3.8 million as of March 31, 2015, $3.7 million as of December 31, 2014, $1.9 million as of September 30, 2014, and $1.8 million as of June 30, 2014 and March 31, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Recently Issued Accounting Standards

FASB ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2015-5, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments are effective for public business entities for annual and interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2015-2, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. These amendments modify the current accounting guidance to address limited partnerships and similar entities; certain investments funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of this guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FASB ASU 2014–12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period — a consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. On July 9, 2015, the FASB decided to delay, by one year, the effective dates, permitting public entities to apply this guidance to annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently proposed updates to certain aspects of the guidance. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	September 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$5,002	$3	$—	$5,005
U.S. government agency debentures	2,500	16	—	2,516
U.S. states and political subdivisions	196,396	4,825	(411)	200,810
Residential mortgage-backed securities:
U.S. government agencies	927,715	19,624	(1,715)	945,624
Commercial mortgage-backed securities:
U.S. government agencies	153,834	1,722	(480)	155,076
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,023,275	12,200	(12,516)	2,022,959
Non-agency	5	—	—	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	241,788	2,462	(290)	243,960
Asset-backed securities:
Collateralized loan obligations	297,776	187	(5,512)	292,451
Corporate debt securities	61,695	—	(7,158)	54,537
Total debt securities	3,909,986	41,039	(28,082)	3,922,943
Equity securities
Marketable equity securities	2,781	—	—	2,781
Total equity securities	2,781	—	—	2,781
Total securities available-for-sale	$3,912,767	$41,039	$(28,082)	$3,925,724
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$25,000	$—	$(41)	$24,959
U.S. states and political subdivisions	550,769	12,271	(977)	562,063
Residential mortgage-backed securities:
U.S. government agencies	529,095	9,732	(1,249)	537,578
Commercial mortgage-backed securities:
U.S. government agencies	64,605	1,162	(11)	65,756
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,210,743	1,509	(22,432)	1,189,820
Commercial collateralized mortgage-backed securities:
U.S. government agencies	259,888	2,005	(2,418)	259,475
Corporate debt securities	88,538	722	—	89,260
Total securities held-to-maturity	$2,728,638	$27,401	$(27,128)	$2,728,911

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$—	$(18)	$2,482
U.S. states and political subdivisions	221,052	6,756	(466)	227,342
Residential mortgage-backed securities:
U.S. government agencies	951,839	22,377	(3,218)	970,998
Commercial mortgage-backed securities:
U.S. government agencies	104,176	598	(1,371)	103,403
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,698,015	4,777	(26,225)	1,676,567
Non-agency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,876	863	(1,405)	222,334
Asset-backed securities:
Collateralized loan obligations	297,446	11	(9,613)	287,844
Corporate debt securities	61,652	—	(10,315)	51,337
Total debt securities	3,559,563	35,382	(52,631)	3,542,314
Equity securities
Marketable equity securities	2,974	—	—	2,974
Total equity securities	2,974	—	—	2,974
Total securities available-for-sale	$3,562,537	$35,382	$(52,631)	$3,545,288
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(537)	24,463
U.S. states and political subdivisions	517,824	12,645	(191)	530,278
Residential mortgage-backed securities:
U.S. government agencies	580,727	7,495	(3,045)	585,177
Commercial mortgage-backed securities:
U.S. government agencies	58,143	281	(329)	58,095
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,368,534	718	(38,875)	1,330,377
Commercial collateralized mortgage-backed securities:
U.S. government agencies	257,642	557	(6,768)	251,431
Corporate debt securities	90,739	412	(52)	91,099
Total securities held-to-maturity	$2,903,609	$22,108	$(49,797)	$2,875,920

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	September 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$229,528	$8,146	$(607)	$237,067
Residential mortgage-backed securities:
U.S. government agencies	983,038	20,395	(7,046)	996,387
Commercial mortgage-backed securities:
U.S. government agencies	86,485	167	(1,888)	84,764
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,635,780	3,512	(38,975)	1,600,317
Non-agency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	195,512	298	(1,793)	194,017
Asset-backed securities:
Collateralized loan obligations	297,389	289	(7,257)	290,421
Corporate debt securities	61,638	—	(7,044)	54,594
Total debt securities	3,489,377	32,807	(64,610)	3,457,574
Equity Securities
Marketable equity securities	2,916	—	—	2,916
Non-marketable equity securities	2,500	—	—	2,500
Total equity securities	5,416	—	—	5,416
Total securities available-for-sale	$3,494,793	$32,807	$(64,610)	$3,462,990
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$3	$—	$5,003
U.S. government agency debentures	25,000	—	(756)	24,244
U.S states and political subdivisions	539,014	12,256	(452)	550,818
Residential mortgage-backed securities:
U.S. government agencies	602,220	4,608	(5,992)	600,836
Commercial mortgage-backed securities:
U.S. government agencies	65,704	28	(676)	65,056
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,415,421	66	(56,260)	1,359,227
Commercial collateralized mortgage-backed securities:
U.S. government agencies	258,436	346	(8,570)	250,212
Corporate debt securities	91,467	489	(180)	91,776
Total securities held-to-maturity	$3,002,262	$17,796	$(72,886)	$2,947,172

The Corporation's U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. The amortized cost and fair value of the Corporation's portfolio of general obligation bonds are summarized by U.S. state in the tables below. As illustrated in the tables below, the aggregate fair value of the Corporation's general obligation bonds was greater than $10.0 million in 11 of the 37 U.S. states in which it holds investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	September 30, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	125	$1,118	$137,443	$139,700
Michigan	143	1,153	159,554	163,938
Illinois	60	1,806	106,332	108,389
Wisconsin	68	619	40,767	42,080
Texas	58	808	45,940	46,839
Pennsylvania	43	1,067	45,340	45,878
Minnesota	33	669	21,732	22,074
Washington	30	941	27,681	28,225
New Jersey	35	727	24,839	25,430
Missouri	15	1,083	15,930	16,251
New York	18	635	11,174	11,424
Other	112	651	71,974	72,857
Total general obligation bonds	740	$977	$708,706	$723,085

(Dollars in thousands)	December 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	137	$979	$130,741	$134,127
Michigan	169	842	138,325	142,292
Illinois	66	1,897	121,560	125,169
Wisconsin	77	841	62,543	64,776
Texas	64	801	50,307	51,293
Pennsylvania	45	1,000	44,443	45,006
Minnesota	42	674	27,740	28,326
Washington	30	952	27,987	28,558
New Jersey	37	746	26,755	27,612
Missouri	19	1,011	18,764	19,207
New York	19	628	11,659	11,929
Other	120	650	76,849	78,020
Total general obligation bonds	825	$917	$737,673	$756,315

(Dollars in thousands)	September 30, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Ohio	149	$1,066	$155,088	$158,825
Michigan	175	856	145,897	149,715
Illinois	72	1,618	113,017	116,517
Wisconsin	83	846	67,681	70,251
Texas	63	800	49,440	50,431
Pennsylvania	47	987	46,010	46,389
Minnesota	41	685	27,476	28,074
Washington	30	989	29,011	29,658
New Jersey	36	754	26,145	27,143
Missouri	19	1,019	18,814	19,357
New York	19	618	11,448	11,734
Other	122	641	76,879	78,034
Total general obligation bonds	856	$918	$766,906	$786,128

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

The Corporation's evaluation of its municipal bond portfolio at September 30, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitutes the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
FRB stock	$55,853	$55,681	$55,435
FHLB stock	91,714	92,547	92,547
Other	388	426	439
Total other investments	$147,955	$148,654	$148,421

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.4 billion, $2.8 billion, and $3.3 billion at September 30, 2015, December 31, 2014, and September 30, 2014, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Realized gains	$48	$45	$1,112	$345
Realized losses	(7)	(31)	(150)	(195)
Net securities (losses)/gains	$41	$14	$962	$150

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	September 30, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$11,972	$(149)	23	$5,810	$(262)	9	$17,782	$(411)
Residential mortgage-backed securities:
U.S. government agencies	153,059	(422)	14	100,526	(1,293)	8	253,585	(1,715)
Commercial mortgage-backed securities:
U.S. government agencies	9,744	(46)	1	12,676	(434)	1	22,420	(480)
Residential collateralized mortgage-backed securities:
U.S. government agencies	122,235	(490)	11	665,809	(12,026)	52	788,044	(12,516)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	8,800	(12)	1	60,177	(278)	6	68,977	(290)
Asset-backed securities:
Collateralized loan obligations	202,750	(3,434)	28	71,904	(2,078)	11	274,654	(5,512)
Corporate debt securities	—	—	0	54,537	(7,158)	8	54,537	(7,158)
Total securities available-for-sale	$508,560	$(4,553)	78	$971,439	$(23,529)	95	$1,479,999	$(28,082)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	0	$24,959	$(41)	1	$24,959	$(41)
U.S. states and political subdivisions	53,159	(928)	50	4,452	(49)	6	57,611	(977)
Residential mortgage-backed securities:
U.S. government agencies	12,516	(70)	1	102,426	(1,179)	6	114,942	(1,249)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	0	9,543	(11)	1	9,543	(11)
Residential collateralized mortgage-backed securities:
U.S. government agencies	44,773	(207)	3	995,866	(22,225)	55	1,040,639	(22,432)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	128,520	(2,418)	12	128,520	(2,418)
Total securities held-to-maturity	$110,448	$(1,205)	54	$1,265,766	$(25,923)	81	$1,376,214	$(27,128)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,482	$(18)	1	$—	$—	0	$2,482	$(18)
U.S. states and political subdivisions	5,637	(11)	11	22,528	(455)	36	28,165	(466)
Residential mortgage-backed securities:
U.S. government agencies	50,126	(182)	5	199,773	(3,036)	14	249,899	(3,218)
Commercial mortgage-backed securities:
U.S. government agencies	12,284	(55)	2	45,485	(1,316)	6	57,769	(1,371)
Residential collateralized mortgage-backed securities:
U.S. government agencies	243,970	(906)	15	905,478	(25,319)	64	1,149,448	(26,225)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	31,375	(229)	4	67,169	(1,176)	7	98,544	(1,405)
Asset-backed securities:
Collateralized loan obligations	79,042	(1,406)	15	193,687	(8,207)	27	272,729	(9,613)
Corporate debt securities	—	—	0	51,338	(10,315)	8	51,338	(10,315)
Total securities available-for-sale	$424,916	$(2,807)	53	$1,485,458	$(49,824)	162	$1,910,374	$(52,631)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	0	$24,463	$(537)	1	$24,463	$(537)
U.S. states and political subdivisions	9,085	(17)	9	18,371	(174)	21	27,456	(191)
Residential mortgage-backed securities:
U.S. government agencies	—	—	0	185,361	(3,045)	10	185,361	(3,045)
Commercial mortgage-backed securities:
U.S. government agencies	9,950	(4)	2	16,735	(325)	2	26,685	(329)
Residential collateralized mortgage-backed securities:
U.S. government agencies	28,333	(149)	3	1,161,297	(38,726)	58	1,189,630	(38,875)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	41,474	(55)	3	171,570	(6,713)	16	213,044	(6,768)
Corporate debt securities	36,933	(52)	13	—	—	—	36,933	(52)
Total securities held-to-maturity	$125,775	$(277)	30	$1,577,797	$(49,520)	108	$1,703,572	$(49,797)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	September 30, 2014
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$5,298	$(10)	5	$22,729	$(597)	37	$28,027	$(607)
Residential mortgage-backed securities:
U.S. government agencies	25,456	(86)	2	248,946	(6,960)	19	274,402	(7,046)
Commercial mortgage-backed securities:
U.S. government agencies	9,095	(56)	2	45,208	(1,832)	6	54,303	(1,888)
Residential collateralized mortgage-backed securities:
U.S. government agencies	436,857	(3,528)	29	890,497	(35,447)	63	1,327,354	(38,975)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	61,703	(264)	6	67,029	(1,529)	7	128,732	(1,793)
Asset-backed securities:
Collateralized loan obligations	100,337	(1,904)	13	151,668	(5,353)	23	252,005	(7,257)
Corporate debt securities	—	—	0	54,594	(7,044)	8	54,594	(7,044)
Total securities available-for-sale	$638,746	$(5,848)	57	$1,480,671	$(58,762)	163	$2,119,417	$(64,610)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	—	$24,244	$(756)	1	$24,244	$(756)
U.S. states and political subdivisions	16,255	(78)	20	29,783	(374)	38	46,038	(452)
Residential mortgage-backed securities:
U.S. government agencies	10,549	(64)	1	188,704	(5,928)	10	199,253	(5,992)
Commercial mortgage-backed securities:
U.S. government agencies	26,346	(110)	5	23,788	(566)	3	50,134	(676)
Residential collateralized mortgage-backed securities:
U.S. government agencies	121,516	(1,195)	8	1,208,939	(55,065)	60	1,330,455	(56,260)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	8,026	(30)	1	182,299	(8,540)	17	190,325	(8,570)
Corporate debt securities	46,907	(180)	16	—	—	0	46,907	(180)
Total securities held-to-maturity	$229,599	$(1,657)	51	$1,657,757	$(71,229)	129	$1,887,356	$(72,886)

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

The investment securities portfolio was in a net unrealized gain position of $13.2 million at September 30, 2015, compared to a net unrealized loss position of $44.9 million at December 31, 2014 and a net unrealized loss position of $86.9 million at September 30, 2014. Gross unrealized losses were $55.2 million as of September 30, 2015, compared to $102.4 million at December 31, 2014, and $137.5 million at September 30, 2014. As of September 30, 2015, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. Securities classified as corporate debt would include eight, single issuer, trust preferred securities with stated maturities. Such investments are only 1% of the fair value of the available-for-sale investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015 and has recognized the total amount of the impairment in OCI, net of tax.

The new Volcker Rule, as originally adopted, may affect the Corporation's ability to hold CLOs. As of September 30, 2015, the Corporation holds $292.5 million of CLOs with a gross unrealized loss position of $5.5 million. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with this strategy. As of September 30, 2015, the Corporation has purchased $38.0 million of newly issued CLO investments that Management believes to be exempt from the Volcker Rule as these CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2015. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Treasury notes & bonds	U.S. Government agency debentures	U.S. States and political subdivisions	Residential mortgage-backed securities - U.S. govt. agencies	Commercial mortgage-backed securities - U.S. govt. agencies	Residential collateralized mortgage obligations - U.S. govt. agencies	Residential collateralized mortgage obligations - non-agency	Commercial collateralized mortgage obligations - U.S. govt. agencies	Asset backed securities - collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available-for-Sale
Remaining maturity:
One year or less	$5,005	$—	$9,261	$1,834	$—	$172	$—	$—	$—	$—	$16,272	2.05%
Over one year through five years	—	2,516	71,433	32,355	35,823	9,058	4	58,641	—	—	209,830	3.25%
Over five years through ten years	—	—	95,992	81,932	113,548	25,772	—	72,503	171,303	—	561,050	3.03%
Over ten years	—	—	24,124	829,503	5,705	1,987,957	1	112,816	121,148	54,537	3,135,791	2.07%
Fair Value	$5,005	$2,516	$200,810	$945,624	$155,076	$2,022,959	$5	$243,960	$292,451	$54,537	$3,922,943	2.27%
Amortized Cost	$5,002	$2,500	$196,396	$927,715	$153,834	$2,023,275	$5	$241,788	$297,776	$61,695	$3,909,986
Weighted-Average Yield	0.27%	1.25%	5.16%	2.38%	2.04%	6.68%	3.36%	1.89%	2.58%	1.01%	2.27%
Weighted-Average Maturity (in years)	0.50	2.67	2.48	3.81	4.04	3.69	0.92	3.83	6.48	12.06	4.02

Securities Held-to-Maturity
Remaining maturity:
One year or less	$—	$—	$55,553	$—	$—	$—	$—	$—	$—	$—	$55,553	2.03%
Over one year through five years	—	24,959	109,988	—	41,964	—	—	70,643	—	89,260	336,814	2.48%
Over five years through ten years	—	—	220,193	24,913	23,792	—	—	52,930	—	—	321,828	3.79%
Over ten years	—	—	176,329	512,665	—	1,189,820	—	135,902	—	—	2,014,716	2.13%
Fair Value	$—	$24,959	$562,063	$537,578	$65,756	$1,189,820	$—	$259,475	$—	$89,260	$2,728,911	2.36%
Amortized Cost	$—	$25,000	$550,769	$529,095	$64,605	$1,210,743	$—	$259,888	$—	$88,538	$2,728,638
Weighted-Average Yield	—%	1.43%	4.21%	2.15%	2.87%	1.59%	—%	2.51%	—%	2.25%	2.36%
Weighted-Average Maturity (in years)	—	4.08	5.36	4.08	2.63	3.69	—	4.16	—	2.28	4.08

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.     Loans

Loans outstanding as of September 30, 2015, December 31, 2014, and September 30, 2014, net of unearned income, consisted of the following:

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Originated loans:
Commercial	$8,692,699	$8,200,264	$7,966,102
Residential mortgage	673,591	625,283	605,998
Installment	2,899,559	2,393,451	2,277,533
Home equity	1,212,084	1,110,336	1,062,013
Credit cards	170,392	164,478	160,113
Total originated loans	13,648,325	12,493,812	12,071,759
Allowance for originated loan losses	(104,055)	(95,696)	(90,883)
Net originated loans	$13,544,270	$12,398,116	$11,980,876
Acquired loans:
Commercial	$778,414	$1,086,899	$1,272,244
Residential mortgage	341,278	394,484	410,065
Installment	611,061	764,168	809,820
Home equity	184,211	233,629	252,975
Total acquired loans	1,914,964	2,479,180	2,745,104
Allowance for acquired loan losses	(4,199)	(7,457)	(6,206)
Net acquired loans	$1,910,765	$2,471,723	$2,738,898
FDIC acquired loans:
Commercial	$139,177	$211,607	$262,319
Residential mortgage	36,362	41,276	43,672
Installment	2,156	4,874	5,148
Home equity	47,370	73,365	83,278
Loss share receivable	10,926	22,033	30,746
Total FDIC acquired loans	235,991	353,155	425,163
Allowance for FDIC acquired loan losses	(45,196)	(40,496)	(42,988)
Net FDIC acquired loans	$190,795	$312,659	$382,175
Total loans:
Commercial	$9,610,290	$9,498,770	$9,500,665
Residential mortgage	1,051,231	1,061,043	1,059,735
Installment	3,512,776	3,162,493	3,092,501
Home equity	1,443,665	1,417,330	1,398,266
Credit cards	170,392	164,478	160,113
Loss share receivable	10,926	22,033	30,746
Total loans	15,799,280	15,326,147	15,242,026
Total allowance for loan losses	(153,450)	(143,649)	(140,077)
Total Net loans	$15,645,830	$15,182,498	$15,101,949

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and FDIC acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $4.2 million, $5.4 million, and $6.4 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

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

Total outstanding acquired impaired loans as of September 30, 2015 and 2014 were $466.3 million and $659.7 million, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
Acquired Impaired Loans	2015		2014		2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$112,031	$356,164	$137,442	$519,250	$119,450	$423,209	$136,646	$601,000
Accretion	(9,924)	9,924	(12,950)	12,950	(31,427)	31,427	(37,437)	37,437
Net reclassifications from nonaccretable to accretable	6,780	—	6,646	—	27,992	—	36,659	—
Payments received, net	—	(38,840)	—	(53,150)	—	(127,388)	—	(159,387)
Disposals	(4,600)	—	(4,714)	—	(11,728)	—	(9,444)	—
Balance at end of period	$104,287	$327,248	$126,424	$479,050	$104,287	$327,248	$126,424	$479,050

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

During the quarter ended September 30, 2015, there was an overall improvement in cash flow expectations, which resulted in the net reclassification of $6.8 million from the nonaccretable difference to accretable yield. This reclassification was $28.0 million for the nine months ended September 30, 2015. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively, resulting in $2.3 million and $136.9 million of loans no longer being covered as of September 30, 2015. As of September 30, 2015, $12.7 million and $73.2 million of George Washington and Midwest loans, respectively, remained covered by single family loss share agreements.

Changes in the loss share receivable for the three and nine months ended September 30, 2015 and 2014 were as follows:

Loss Share Receivable	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$11,820	$43,981	$22,033	$61,827
Amortization	(384)	(6,932)	(3,756)	(16,980)
Increase/(decrease) due to impairment (recapture) on FDIC acquired loans	257	2,908	6,303	3,835
FDIC reimbursement	(679)	(7,006)	(13,405)	(13,330)
FDIC acquired loans paid in full	(88)	(2,205)	(249)	(4,606)
Balance at end of the period (1)	$10,926	$30,746	$10,926	$30,746

(1) As of September 30, 2015, the loss share receivable of $10.9 million was related to single family covered loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Total outstanding FDIC acquired impaired loans were $335.2 million and $520.3 million as of September 30, 2015 and 2014, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for FDIC acquired impaired loans were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
FDIC Acquired Impaired Loans	2015		2014		2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$26,150	$157,808	$53,655	$316,481	$37,511	$232,452	$67,282	$403,692
Accretion	(2,893)	2,893	(9,683)	9,683	(12,560)	12,560	(34,438)	34,438
Net reclassifications between non-accretable and accretable	1,785	—	8,684	—	3,865	—	20,290	—
Payments received, net	—	(18,069)	—	(41,598)	—	(102,380)	—	(153,564)
(Disposals)/Additions	(329)	—	(711)	—	(4,103)	—	(1,189)	—
Balance at end of period	$24,713	$142,632	$51,945	$284,566	$24,713	$142,632	$51,945	$284,566

The cash flows expected to be collected on covered impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the quarter ended September 30, 2015, the re-estimation process resulted in a net reclassification of $1.8 million from the nonaccretable difference to accretable yield. This reclassification was $3.9 million for the nine months ended September 30, 2015. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of September 30, 2015
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$11,794	$509	$6,208	$18,511	$5,503,444	$5,521,955	$40	$24,649
CRE	7,177	138	5,018	12,333	2,077,200	2,089,533	2,327	6,172
Construction	—	4,452	—	4,452	615,117	619,569	—	—
Leases	—	—	—	—	461,642	461,642	—	—
Consumer
Installment	13,992	3,095	4,646	21,733	2,877,826	2,899,559	3,764	2,910
Home Equity Lines	2,142	756	1,593	4,491	1,207,593	1,212,084	592	1,612
Credit Cards	872	402	548	1,822	168,570	170,392	292	564
Residential Mortgages	10,029	2,883	6,494	19,406	654,185	673,591	2,873	11,129
Total	$46,006	$12,235	$24,507	$82,748	$13,565,577	$13,648,325	$9,888	$47,036
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$1,006	$309	$2,366	$3,681	$270,871	$274,552	$—	$462
CRE	4,674	2,523	10,434	17,631	480,059	497,690	—	5,187
Construction	—	—	713	713	5,459	6,172	—	—
Consumer
Installment	4,342	790	814	5,946	605,115	611,061	359	481
Home Equity Lines	2,020	876	1,018	3,914	180,297	184,211	370	427
Residential Mortgages	254	2,138	6,416	8,808	332,470	341,278	1,501	1,019
Total	$12,296	$6,636	$21,761	$40,693	$1,874,271	$1,914,964	$2,230	$7,576
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$1,065	$—	$2,129	$3,194	$35,593	$38,787	n/a	n/a
CRE	789	—	28,586	29,375	65,156	94,531	n/a	n/a
Construction	—	—	3,722	3,722	2,137	5,859	n/a	n/a
Consumer
Installment	—	—	—	—	2,156	2,156	n/a	n/a
Home Equity Lines	1,104	10	2,566	3,680	43,690	47,370	n/a	n/a
Residential Mortgages	5,004	322	2,559	7,885	28,477	36,362	n/a	n/a
Total	$7,962	$332	$39,562	$47,856	$177,209	$225,065	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.5 million of loans guaranteed by the U.S. government as of September 30, 2015.
(2) Excludes loss share receivable of $10.9 million as of September 30, 2015.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at September 30, 2015 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC Acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

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
(2) Excludes loss share receivable of $30.7 million as of September 30, 2014.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at September 30, 2014 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC Acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of September 30, 2015
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$71,992	$787	$—	$13,262	$86,041
Grade 2	314,520	842	—	52,397	367,759
Grade 3	1,312,560	316,917	64,270	52,886	1,746,633
Grade 4	3,611,381	1,709,902	547,558	338,014	6,206,855
Grade 5	114,683	23,351	6,651	2,894	147,579
Grade 6	93,559	37,734	1,090	2,189	134,572
Grade 7	3,260	—	—	—	3,260
Total	$5,521,955	$2,089,533	$619,569	$461,642	$8,692,699

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$1,054	$—	$—	$—	$1,054
Grade 2	—	—	—	—	—
Grade 3	15,624	26,411	—	—	42,035
Grade 4	220,011	442,588	5,459	—	668,058
Grade 5	15,102	5,528	—	—	20,630
Grade 6	22,761	23,163	713	—	46,637
Grade 7	—	—	—	—	—
Total	$274,552	$497,690	$6,172	$—	$778,414

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,125	—	—	—	1,125
Grade 3	—	—	—	—	—
Grade 4	35,534	62,605	817	—	98,956
Grade 5	—	629	—	—	629
Grade 6	2,128	31,297	5,042	—	38,467
Grade 7	—	—	—	—	—
Total	$38,787	$94,531	$5,859	$—	$139,177

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

As of September 30, 2014
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three and nine months ended September 30, 2015 and 2014, as well as the corresponding recorded investment in originated loans at the end of the period:

As of September 30, 2015
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$42,876	$8,500	$1,540	$619	$14,910	$20,039	$7,818	$5,380	$101,682
Charge-offs	(4,540)	(3)	—	(1,268)	(5,065)	(940)	(1,173)	(409)	(13,398)
Recoveries	126	516	133	730	2,889	564	331	80	5,369
Provision for loan losses	4,532	979	(56)	581	2,736	687	1,191	(248)	10,402
Allowance for originated loan losses, ending balance	$42,994	$9,992	$1,617	$662	$15,470	$20,350	$8,167	$4,803	$104,055
Nine Months Ended
Allowance for originated loan losses, beginning balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Charge-offs	(8,298)	(625)	—	(1,268)	(15,210)	(2,822)	(3,834)	(1,206)	(33,263)
Recoveries	921	517	172	737	8,753	2,016	1,055	204	14,375
Provision for loan losses	12,996	(392)	(757)	519	9,009	1,832	2,980	1,060	27,247
Allowance for originated loan losses, ending balance	$42,994	$9,992	$1,617	$662	$15,470	$20,350	$8,167	$4,803	$104,055

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$7,790	$703	$—	$—	$1,012	$203	$235	$939	$10,882
Collectively evaluated for impairment	35,204	9,289	1,617	662	14,458	20,147	7,932	3,864	93,173
Total ending allowance for originated loan losses balance	$42,994	$9,992	$1,617	$662	$15,470	$20,350	$8,167	$4,803	$104,055
Originated loans:
Originated loans individually evaluated for impairment	$52,147	$13,355	$—	$—	$34,306	$7,394	$716	$24,316	$132,234
Originated loans collectively evaluated for impairment	5,469,808	2,076,178	619,569	461,642	2,865,253	1,204,690	169,676	649,275	13,516,091
Total ending originated loan balance	$5,521,955	$2,089,533	$619,569	$461,642	$2,899,559	$1,212,084	$170,392	$673,591	$13,648,325

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Allowance for Acquired Loan Losses

The Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of September 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three and nine months ended September 30, 2015, provision for loan losses, equal to net charge-offs, of $0.9 million and $4.7 million, respectively, were recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

The following table presents activity in the allowance for acquired impaired loan losses for the three and nine months ended September 30, 2015 and 2014:

Allowance for Acquired Impaired Loan Losses	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of the period	$4,950	$4,977	$7,457	$741
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision/(recapture) for loan losses	(751)	1,229	(3,258)	5,465
Balance at end of the period	$4,199	$6,206	$4,199	$6,206

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC acquired nonimpaired loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of September 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents activity in the allowance for FDIC acquired impaired loan losses for the three and nine months ended September 30, 2015 and 2014:

Allowance for FDIC acquired Impaired Loan Losses	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of the period	$41,627	$45,109	$40,496	$44,027
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	3,986	2,827	9,139	10,255
Net (benefit)/recapture attributable to FDIC loss share agreements	(257)	(2,908)	(6,303)	(3,835)
Net provision/(recapture) for loan losses	3,729	(81)	2,836	6,420
Increase/(decrease) in loss share receivable	257	2,908	6,303	3,835
Loans charged-off	(417)	(4,948)	(4,439)	(11,294)
Balance at end of the period	$45,196	$42,988	$45,196	$42,988

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

Interest income recognized on impaired loans was $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. Interest income which would have been earned in accordance with the original terms was $0.7 million and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2015
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$43,960	$50,531	$—	$37,203
CRE	11,993	17,458	—	13,885
Construction	—	—	—	—
Leases	—	—	—	—
Consumer
Installment	1,530	1,913	—	1,623
Home equity line	742	1,004	—	779
Credit card	25	25	—	36
Residential mortgages	11,670	13,980	—	11,823
Subtotal	69,920	84,911	—	65,349
Impaired loans with a related allowance
Commercial
C&I	8,187	8,247	7,790	4,992
CRE	1,362	1,389	703	1,679
Construction	—	—	—	—
Leases	—	—	—	—
Consumer
Installment	32,776	32,842	1,012	27,389
Home equity line	6,652	6,652	203	6,894
Credit card	691	691	235	767
Residential mortgages	12,646	12,745	939	12,702
Subtotal	62,314	62,566	10,882	54,423
Total impaired loans	$132,234	$147,477	$10,882	$119,772

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of September 30, 2015, December 31, 2014, and September 30, 2014.

	As of September 30, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	61	$37,382	$42,891
CRE	73	10,498	14,838
Construction	31	—	—
Total originated commercial	165	47,880	57,729
Consumer
Installment	1,224	34,306	34,755
Home equity lines	266	7,394	7,656
Credit card	210	716	716
Residential mortgages	315	24,316	26,725
Total originated consumer	2,015	66,732	69,852
Total originated loans	2,180	$114,612	$127,581
Acquired loans
Commercial
C&I	1	$7,205	$7,205
CRE	3	959	1,062
Construction	—	—	—
Total acquired commercial	4	8,164	8,267
Consumer
Installment	51	1,106	1,185
Home equity lines	175	7,532	7,595
Residential mortgages	32	2,179	2,414
Total acquired consumer	258	10,817	11,194
Total acquired loans	262	$18,981	$19,461
FDIC acquired loans
Commercial
C&I	—	$—	$—
CRE	5	11,323	13,060
Construction	1	411	687
Total FDIC acquired commercial	6	11,734	13,747
Consumer
Home equity lines	78	10,019	10,086
Residential mortgages	1	183	183
Total FDIC acquired consumer	79	10,202	10,269
Total FDIC acquired loans	85	$21,936	$24,016
Total loans
Commercial
C&I	62	$44,587	$50,096
CRE	81	22,780	28,960
Construction	32	411	687
Total commercial	175	67,778	79,743
Consumer
Installment	1,275	35,412	35,940
Home equity lines	519	24,945	25,337
Credit card	210	716	716
Residential mortgages	348	26,678	29,322
Total consumer	2,352	87,751	91,315
Total loans	2,527	$155,529	$171,058

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	39	$2,673	$10,032
CRE	63	18,087	22,905
Construction	31	—	—
Total originated commercial	133	20,760	32,937
Consumer
Installment	1,238	23,575	24,315
Home equity lines	275	7,624	7,874
Credit card	244	912	912
Residential mortgages	325	26,108	29,193
Total originated consumer	2,082	58,219	62,294
Total originated loans	2,215	$78,979	$95,231
Acquired loans
Commercial
C&I	1	3	3
CRE	2	2,336	2,336
Total acquired commercial	3	2,339	2,339
Consumer
Installment	37	960	1,021
Home equity lines	121	5,995	6,041
Residential mortgages	24	1,610	1,836
Total acquired consumer	182	8,565	8,898
Total acquired loans	185	$10,904	$11,237
FDIC acquired loans
Commercial
C&I	6	$177	$1,620
CRE	24	35,904	51,067
Construction	10	650	10,899
Total FDIC acquired commercial	40	36,731	63,586
Consumer
Home equity lines	62	8,458	8,458
Residential mortgages	2	336	336
Total FDIC acquired consumer	64	8,794	8,794
Total FDIC acquired loans	104	$45,525	$72,380
Total loans
Commercial
C&I	46	$2,853	$11,655
CRE	89	56,327	76,308
Construction	41	650	10,899
Total commercial	176	59,830	98,862
Consumer
Installment	1,275	24,535	25,336
Home equity lines	458	22,077	22,373
Credit card	244	912	912
Residential mortgages	351	28,054	31,365
Total consumer	2,328	75,578	79,986
Total loans	2,504	$135,408	$178,848

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014 did not involve the forgiveness of principal; accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three and nine months ended September 30, 2015 and 2014 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At September 30, 2015, December 31, 2014, and September 30, 2014, the Corporation had $13.0 million, $0.2 million, and $0.5 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of September 30, 2015, December 31, 2014, and September 30, 2014, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of September 30, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$27,475	$1,000	$28,475	$2,452	$6,455	$8,907	$37,382	$2,013
CRE	8,211	84	8,295	816	1,387	2,203	10,498	35
Construction	—	—	—	—	—	—	—	—
Total originated commercial	35,686	1,084	36,770	3,268	7,842	11,110	47,880	2,048
Consumer
Installment	32,062	815	32,877	1,276	153	1,429	34,306	1,012
Home equity lines	6,786	82	6,868	507	19	526	7,394	203
Credit card	643	73	716	—	—	—	716	235
Residential mortgages	13,368	2,646	16,014	4,772	3,530	8,302	24,316	939
Total originated consumer	52,859	3,616	56,475	6,555	3,702	10,257	66,732	2,389
Total originated TDRs	$88,545	$4,700	$93,245	$9,823	$11,544	$21,367	$114,612	$4,437
Acquired loans
Commercial
C&I	$7,205	$—	$7,205	$—	$—	$—	$7,205	$—
CRE	—	—	—	693	266	959	959	66
Construction	—	—	—	—	—	—	—	—
Total acquired commercial	7,205	—	7,205	693	266	959	8,164	66
Consumer
Installment	980	111	1,091	15	—	15	1,106	56
Home equity lines	7,024	384	7,408	124	—	124	7,532	—
Residential mortgages	1,357	—	1,357	810	12	822	2,179	—
Total acquired consumer	9,361	495	9,856	949	12	961	10,817	56
Total acquired TDRs	$16,566	$495	$17,061	$1,642	$278	$1,920	$18,981	$122
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	283	11,040	11,323	—	—	—	11,323	2,393
Construction	411	—	411	—	—	—	411	79
Total FDIC acquired commercial	694	11,040	11,734	—	—	—	11,734	2,472
Consumer
Home equity lines	9,700	237	9,937	—	82	82	10,019	24
Residential mortgages	183	—	183	—	—	—	183	—
Total FDIC acquired consumer	9,883	237	10,120	—	82	82	10,202	24
Total FDIC acquired TDRs	$10,577	$11,277	$21,854	$—	$82	$82	$21,936	$2,496
Total loans
Commercial
C&I	$34,680	$1,000	$35,680	$2,452	$6,455	$8,907	$44,587	$2,013
CRE	8,494	11,124	19,618	1,509	1,653	3,162	22,780	2,494
Construction	411	—	411	—	—	—	411	79
Total commercial	43,585	12,124	55,709	3,961	8,108	12,069	67,778	4,586
Consumer
Installment	33,042	926	33,968	1,291	153	1,444	35,412	1,068
Home equity lines	23,510	703	24,213	631	101	732	24,945	227
Credit card	643	73	716	—	—	—	716	235
Residential mortgages	14,908	2,646	17,554	5,582	3,542	9,124	26,678	939
Total consumer	72,103	4,348	76,451	7,504	3,796	11,300	87,751	2,469
Total TDRs	$115,688	$16,472	$132,160	$11,465	$11,904	$23,369	$155,529	$7,055

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$6,740	$—	$6,740	$—	$383	$383	$7,123	$72
CRE	12,885	952	13,837	394	3,376	3,770	17,607	159
Construction	—	—	—	—	—	—	—	—
Total originated commercial	19,625	952	20,577	394	3,759	4,153	24,730	231
Consumer
Installment	22,254	726	22,980	1,663	262	1,925	24,905	1,178
Home equity lines	6,239	269	6,508	871	—	871	7,379	207
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	13,440	3,538	16,978	5,006	3,267	8,273	25,251	1,283
Total originated consumer	42,708	4,593	47,301	7,555	3,533	11,088	58,389	2,964
Total originated TDRs	$62,333	$5,545	$67,878	$7,949	$7,292	$15,241	$83,119	$3,195
Acquired loans
Commercial
C&I	$15	$—	$15	$3	$—	$3	$18	$18
CRE	—	—	—	978	1,564	2,542	2,542	134
Total acquired commercial	15	—	15	981	1,564	2,545	2,560	152
Consumer
Installment	841	87	928	24	23	47	975	65
Home equity lines	6,186	607	6,793	139	—	139	6,932	9
Residential mortgages	868	—	868	470	295	765	1,633	2
Total acquired consumer	7,895	694	8,589	633	318	951	9,540	76
Total acquired TDRs	$7,910	$694	$8,604	$1,614	$1,882	$3,496	$12,100	$228
FDIC acquired loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,123	20,376	25,499	—	—	—	25,499	2,879
Construction	339	—	339	—	—	—	339	295
Total FDIC acquired commercial	5,462	20,553	26,015	—	—	—	26,015	3,174
Consumer
Home equity lines	8,561	—	8,561	329	—	329	8,890	27
Residential mortgages	334	—	334	—	—	—	334	21
Total FDIC acquired consumer	8,895	—	8,895	329	—	329	9,224	48
Total FDIC acquired TDRs	$14,357	$20,553	$34,910	$329	$—	$329	$35,239	$3,222
Total Loans
Commercial
C&I	$6,755	$177	$6,932	$3	$383	$386	$7,318	$90
CRE	18,008	21,328	39,336	1,372	4,940	6,312	45,648	3,172
Construction	339	—	339	—	—	—	339	295
Total commercial	25,102	21,505	46,607	1,375	5,323	6,698	53,305	3,557
Consumer
Installment	23,095	813	23,908	1,687	285	1,972	25,880	1,243
Home equity lines	20,986	876	21,862	1,339	—	1,339	23,201	243
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	14,642	3,538	18,180	5,476	3,562	9,038	27,218	1,306
Total consumer	59,498	5,287	64,785	8,517	3,851	12,368	77,153	3,088
Total TDRs	$84,600	$26,792	$111,392	$9,892	$9,174	$19,066	$130,458	$6,645

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of September 30, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$594	$—	$594	$116	$1,963	$2,079	$2,673	$653
CRE	14,350	—	14,350	1,562	2,175	3,737	18,087	70
Construction	—	—	—	—	—	—	—	—
Total originated commercial	14,944	—	14,944	1,678	4,138	5,816	20,760	723
Consumer
Installment	21,046	533	21,579	1,847	149	1,996	23,575	1,086
Home equity lines	6,479	180	6,659	915	50	965	7,624	190
Credit card	800	97	897	—	15	15	912	322
Residential mortgages	14,228	3,384	17,612	5,113	3,383	8,496	26,108	1,435
Total originated consumer	42,553	4,194	46,747	7,875	3,597	11,472	58,219	3,033
Total originated TDRs	$57,497	$4,194	$61,691	$9,553	$7,735	$17,288	$78,979	$3,756
Acquired loans
Commercial
C&I	$—	$—	$—	$3	$—	$3	$3	$3
CRE	1,627	—	1,627	709	—	709	2,336	148
Total acquired commercial	1,627	—	1,627	712	—	712	2,339	151
Consumer
Installment	842	75	917	25	18	43	960	137
Home equity lines	5,764	89	5,853	142	—	142	5,995	—
Residential mortgages	824	—	824	737	49	786	1,610	14
Total acquired consumer	7,430	164	7,594	904	67	971	8,565	151
Total acquired TDRs	$9,057	$164	$9,221	$1,616	$67	$1,683	$10,904	$302
FDIC acquired loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,729	30,175	35,904	—	—	—	35,904	2,949
Construction	650	—	650	—	—	—	650	55
Total FDIC acquired commercial	6,379	30,352	36,731	—	—	—	36,731	3,004
Consumer
Home equity lines	7,498	624	8,122	336	—	336	8,458	—
Residential mortgages	336	—	336	—	—	—	336	26
Total FDIC acquired consumer	7,834	624	8,458	336	—	336	8,794	26
Total FDIC acquired TDRs	$14,213	$30,976	$45,189	$336	$—	$336	$45,525	$3,030
Total loans
Commercial
C&I	$594	$177	$771	$119	$1,963	$2,082	$2,853	$656
CRE	21,706	30,175	51,881	2,271	2,175	4,446	56,327	3,167
Construction	650	—	650	—	—	—	650	55
Total commercial	22,950	30,352	53,302	2,390	4,138	6,528	59,830	3,878
Consumer
Installment	21,888	608	22,496	1,872	167	2,039	24,535	1,223
Home equity lines	19,741	893	20,634	1,393	50	1,443	22,077	190
Credit card	800	97	897	—	15	15	912	322
Residential mortgages	15,388	3,384	18,772	5,850	3,432	9,282	28,054	1,475
Total consumer	57,817	4,982	62,799	9,115	3,664	12,779	75,578	3,210
Total TDRs	$80,767	$35,334	$116,101	$11,505	$7,802	$19,307	$135,408	$7,088

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

The following tables provide the number of loans modified in a TDR within the previous 12 months that subsequently defaulted during the three months ended September 30, 2015 and September 30, 2014, as well as the amount defaulted in these restructured loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2015
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	1	$1,691
CRE	—	—
Construction	—	—
Total originated commercial	1	1,691
Consumer
Installment	1	26
Home equity lines	—	—
Credit card	4	23
Residential mortgages	1	82
Total originated consumer	6	$131
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total acquired commercial	—	$—
Consumer
Installment	—	—
Home equity lines	—	—
Residential mortgages	—	—
Total acquired consumer	—	$—
Total loans
Commercial
C&I	1	$1,691
CRE	—	—
Construction	—	—
Total commercial	1	1,691
Consumer
Installment	1	26
Home equity lines	—	—
Credit card	4	23
Residential mortgages	1	82
Total consumer	6	131
Total	7	$1,822

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	3	$115
CRE	1	328
Construction	—	—
Total originated commercial	4	443
Consumer
Installment	4	22
Home equity lines	—	—
Credit card	—	—
Residential mortgages	—	—
Total originated consumer	4	$22
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total acquired commercial	—	—
Consumer
Installment	1	77
Home equity lines	1	61
Residential mortgages	—	—
Total acquired consumer	2	$138
Total loans
Commercial
C&I	3	$115
CRE	1	328
Construction	—	—
Total commercial	4	443
Consumer
Installment	5	99
Home equity lines	1	61
Credit card	—	—
Residential mortgages	—	—
Total consumer	6	160
Total	10	$603

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of September 30, 2015, December 31, 2014, and September 30, 2014. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2014 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	September 30, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(26,227)	$56,096
Lease intangible	238	(203)	35
Trust Relationships (2)	14,000	(6,905)	7,095
	$96,561	(33,335)	$63,226

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(19,996)	$62,327
Lease intangible	238	(176)	62
Trust Relationships (2)	14,000	(5,369)	8,631
	$96,561	$(25,541)	$71,020

	September 30, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(17,712)	$64,611
Lease intangible	238	(167)	71
Trust relationships (2)	14,000	(4,729)	9,271
	$96,561	$(22,608)	$73,953

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $7.8 million in the nine months ended September 30, 2015, compared to $8.8 million in the nine months ended September 30, 2014. Estimated amortization expense for each of the next five years is as follows: remainder of 2015 - $2.6 million; 2016 - $9.2 million; 2017 - $8.2 million; 2018 - $7.3 million; and 2019 - $6.5 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Basic EPS:
Net income	$59,012	$63,898	$172,735	$176,872
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469	4,407	4,407
Income allocated to participating securities	477	519	1,401	1,433
Net income attributable to common shareholders	$57,066	$61,910	$166,927	$171,032
Weighted average Common Stock outstanding used in basic EPS	165,762	165,389	165,638	165,263
Basic net income per common share	$0.34	$0.37	$1.01	$1.03

Diluted EPS:
Income used in diluted earnings per common share calculation	$57,066	$61,910	$166,927	$171,032
Weighted average Common Stock outstanding used in basic EPS	165,762	165,389	165,638	165,263
Add: Common Stock equivalents:
Stock plans and warrant	296	415	301	653
Weighted average Common and Common Stock equivalent shares outstanding	166,058	165,804	165,939	165,916
Diluted net income per common share	$0.34	$0.37	$1.01	$1.03

Common Stock equivalents consist of employee stock award plans and the Common Stock warrant. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential Common Stock for the nine months ended September 30, 2015 and 2014 totaled 0.8 million and 0.9 million, respectively.

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

•
Retail – The retail line of business includes consumer lending and deposit gathering, residential mortgage loan origination and servicing, and branch-based small business banking. Retail offers a variety of retail financial products and services including consumer direct and indirect installment loans, debit and credit cards, residential mortgage loans, home equity loans and lines of credit, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three and nine months ended September 30, 2015 and September 30, 2014:

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2015	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income/(loss)	$101,800	$304,630	$93,089	$277,616	$5,595	$16,527	$(15,161)	$(42,709)	$185,323	$556,064
Provision/ (recapture) for loan losses	611	2,370	6,470	22,451	(10)	(181)	7,204	6,849	14,275	31,489
Noninterest income	24,525	68,933	25,634	71,335	15,072	43,864	6,195	19,723	71,426	203,855
Noninterest expense	59,394	182,078	87,748	263,818	13,795	40,975	(195)	(3,803)	160,742	483,068
Net income/(loss)	43,108	122,924	15,928	40,743	4,474	12,737	(4,498)	(3,669)	59,012	172,735
AVERAGES:
Assets	$9,457,387	$9,449,821	$6,101,141	$5,967,011	$299,049	$297,333	$9,360,279	$9,369,444	$25,217,856	$25,083,609
Loans	9,558,281	9,533,074	5,856,383	5,710,709	290,054	287,687	55,409	57,974	15,760,127	15,589,444
Earning assets	9,880,128	9,834,806	5,863,020	5,718,783	290,054	287,687	6,515,775	6,494,407	22,548,977	22,335,683
Deposits	7,315,350	6,994,812	10,936,682	11,054,911	1,186,530	1,205,152	519,024	555,466	19,957,586	19,810,341
Economic capital	1,272,961	1,323,567	841,818	789,857	122,082	114,051	672,799	662,169	2,909,660	2,889,644

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income/(loss)	$104,177	$314,600	$96,833	$287,287	$5,246	$14,963	$(12,678)	$(33,793)	$193,578	$583,057
Provision/ (recapture) for loan losses	(4,988)	(628)	9,791	30,573	362	713	4,028	8,324	9,192	38,982
Noninterest income	21,096	69,083	28,382	80,923	14,108	41,624	6,147	17,933	69,733	209,564
Noninterest expense	59,984	187,391	87,379	273,470	13,571	40,266	2,211	(1,249)	163,145	499,878
Net income/(loss)	46,477	130,362	18,229	41,709	3,524	10,145	(4,333)	(5,344)	63,898	176,872
AVERAGES:
Assets	$9,407,684	$9,225,407	$5,709,775	$5,573,598	$289,549	$263,513	$9,176,768	$9,275,135	$24,583,776	$24,337,653
Loans	9,409,391	9,217,146	5,394,284	5,226,262	278,930	252,694	65,495	60,892	15,148,100	14,756,994
Earning assets	9,715,918	9,497,907	5,421,861	5,248,016	278,930	252,694	6,387,534	6,363,215	21,804,243	21,361,832
Deposits	6,777,220	6,656,638	11,335,468	11,601,531	1,139,703	1,066,981	279,409	229,499	19,531,800	19,554,649
Economic capital	1,339,923	1,313,571	757,722	735,499	102,989	100,127	607,252	620,897	2,807,886	2,770,095

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

At September 30, 2015, December 31, 2014, and September 30, 2014, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2014		September 30, 2015		December 31, 2014		September 30, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Commercial Loan Swaps (FRAPS)	$—	$—	$—	$—	$—	$—	$69,136	$4,578	$93,313	$6,683	$100,490	$7,584
Sub Debt Swap	250,000	12,610	250,000	5,256	—	—	—	—	—	—	—	—
Fair value hedges	$250,000	$12,610	$250,000	$5,256	$—	$—	$69,136	$4,578	$93,313	$6,683	$100,490	$7,584

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Derivatives Not Designated in Hedge Relationships

As of September 30, 2015, December 31, 2014, and September 30, 2014, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2014		September 30, 2015		December 31, 2014		September 30, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,745,769	$63,171	$1,673,012	$48,366	$1,655,371	$40,937	$1,745,769	$63,171	$1,673,012	$48,366	$1,655,371	$40,937
Mortgage loan commitments	30,500	279	102,523	1,408	167,634	1,975	—	—	—	—	—	—
Forward sales contracts	—	—	—	—	—	—	12,896	75	47,657	272	67,528	91
Credit contracts	—	—	10,001	—	20,504	—	84,219	—	69,227	—	58,157	—
Foreign exchange	12,376	136	22,406	167	14,745	185	11,946	112	6,580	118	14,074	153
Equity swap	—	—	—	—	—	—	32,904	—	25,198	—	30,964	515
Total	$1,788,645	$63,586	$1,807,942	$49,941	$1,858,254	$43,097	$1,887,734	$63,358	$1,821,674	$48,756	$1,826,094	$41,696

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations in interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between three to eight years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one year to ten years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $5.7 million as of September 30, 2015. The fair values of the written swap participations were not material at September 30, 2015, December 31, 2014, and September 30, 2014.

Gains and losses recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2015 and 2014 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Mortgage loan commitments	Loan sales and servicing income	$(63)	$(516)	$(1,129)	$1,084
Forward sales contracts	Loan sales and servicing income	(181)	454	197	(476)
Foreign exchange contracts	Other operating income	(936)	(124)	(1,648)	(17)
Equity swap	Other operating expense	—	(515)	—	(515)
Total		$(1,180)	$(701)	$(2,580)	$76

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer, a derivative clearing organization, or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

counterparties approved by the Corporation's Board of Directors. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements with collateral delivery thresholds on all bilateral derivatives. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are approved by the Corporation's Board of Directors. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS.

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

The fair value of investment securities posted as collateral against derivative liabilities was $49.0 million, $53.5 million, and $55.0 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty in the net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of September 30, 2015, December 31, 2014, and September 30, 2014. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of September 30, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$12,610	$—	$12,610	$—	$—	$12,610
Interest rate swaps - non-designated	100	$—	100	(100)	—	—
Foreign exchange	44	—	44	(44)	—	—
Total derivative assets	$12,754	$—	$12,754	$(144)	$—	$12,610

Derivative liabilities
Interest rate swaps - designated	$4,578	$—	$4,578	$—	$(4,578)	$—
Interest rate swaps - non-designated	63,068	—	63,068	(100)	(62,968)	—
Foreign exchange	85	—	85	(44)	(41)	—
Total derivative liabilities	$67,731	$—	$67,731	$(144)	$(67,587)	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	$5,256	$—	$5,256	$—	$—	$5,256
Interest rate swaps - non-designated	352	—	352	(352)	—	—
Foreign exchange	134	—	134	(28)	(106)	—
Total derivative assets	$5,742	$—	$5,742	$(380)	$(106)	$5,256

Derivative liabilities
Interest rate swaps - designated	$6,683	$—	$6,683	$—	$(6,683)	$—
Interest rate swaps - non-designated	48,014	—	48,014	(352)	(47,662)	—
Foreign exchange	28	—	28	(28)	—	—
Total derivative liabilities	$54,725	$—	$54,725	$(380)	$(54,345)	$—

	As of September 30, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - non-designated	$1,498	$—	$1,498	$(1,498)	$—	$—
Foreign exchange	180	—	180	—	(180)	—
Total derivative assets	$1,678	$—	$1,678	$(1,498)	$(180)	$—

Derivative liabilities
Interest rate swaps - designated	$7,584	$—	$7,584	$—	$(7,584)	$—
Interest rate swaps - non-designated	39,439	—	39,439	(1,498)	(37,941)	—
Foreign exchange	—	—	—	—	—	—
Total derivative liabilities	$47,023	$—	$47,023	$(1,498)	$(45,525)	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

9.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$207	$182	$622	$546
Interest cost	3,517	3,584	10,552	10,753
Expected return on assets	(3,902)	(4,009)	(11,706)	(12,026)
Amortization of unrecognized prior service costs	570	633	1,709	1,965
Amortization of actuarial losses/(gains)	1,057	708	3,169	2,221
Net periodic pension cost	$1,449	$1,098	$4,346	$3,459

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$41	$16	$124	$49
Interest cost	144	164	432	491
Amortization of unrecognized prior service costs	(160)	(117)	(479)	(351)
Amortization of actuarial losses/(gains)	81	59	245	177
Net periodic postretirement cost	$106	$122	$322	$366

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2015, December 31, 2014, and September 30, 2014:

		Fair Value by Hierarchy
(In thousands)	September 30, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,781	$2,781	$—	$—
U.S. treasury notes & bonds	5,005	—	5,005	—
U.S. government agency debentures	2,516	—	2,516	—
U.S. States and political subdivisions	200,810	—	200,810	—
Residential mortgage-backed securities:
U.S. government agencies	945,624	—	945,624	—
Commercial mortgage-backed securities:
U.S. government agencies	155,076	—	155,076	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,022,959	—	2,022,959	—
Non-agency	5	—	—	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	243,960	—	243,960	—
Corporate debt securities	54,537	—	—	54,537
Asset-backed securities:
Collateralized loan obligations	292,451	—	—	292,451
Total available for sale securities	3,925,724	2,781	3,575,950	346,993
Residential loans held for sale	7,781	—	7,781	—
Derivative assets:
Interest rate swaps - fair value hedges	12,610	—	12,610	—
Interest rate swaps - nondesignated	63,171	—	63,171	—
Mortgage loan commitments	279	—	279	—
Foreign exchange	136	—	136	—
Total derivative assets	76,196	—	76,196	—
Total fair value of assets (1)	$4,009,701	$2,781	$3,659,927	$346,993
Derivative liabilities:
Interest rate swaps - fair value hedges	$4,578	$—	$4,578	$—
Interest rate swaps - nondesignated	63,171	—	63,171	—
Forward sales contracts	75	—	75	—
Foreign exchange	112	—	112	—
Total derivative liabilities	67,936	—	67,936	—
True-up liability	13,572	—	—	13,572
Total fair value of liabilities (1)	$81,508	$—	$67,936	$13,572
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$19,556	$—	$—	$19,556
Impaired loans (3)	80,386	—	—	80,386
Other property (4)	16,050	—	—	16,050
Total nonrecurring fair value	$115,992	$—	$—	$115,992

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the three months ended September 30, 2015.
(2) MSRs with a recorded investment of $19.8 million were reduced by a specific valuation allowance totaling $0.6 million to a reported carrying value of $19.2 million resulting in recognition of $0.1 million in expense included in loan sales and servicing income in the three months ended September 30, 2015.
(3) At September 30, 2015, collateral dependent impaired loans with a recorded investment of $89.8 million were reduced by specific valuation allowance allocations totaling $9.4 million to a reported net carrying value of $80.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(4) Amounts do not include assets held at cost at September 30, 2015. During the three months ended September 30, 2015, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.4 million included in noninterest expense.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(3) At December 31, 2014, collateral dependent impaired loans with a recorded investment of $60.3 million were reduced by specific valuation allowance allocations totaling $4.3 million to a reported net carrying value of $56.0 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

		Fair Value by Hierarchy
(In thousands)	September 30, 2014	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,916	$2,916	$—	$—
Non-marketable equity securities	2,500		—	2,500
U.S. States and political subdivisions	237,067	—	237,067	—
Residential mortgage-backed securities:
U.S. government agencies	996,387	—	996,387	—
Commercial mortgage-backed securities:
U.S. government agencies	84,764	—	84,764	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,600,317	—	1,600,317	—
Non-agency	7	—	1	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	194,017	—	194,017	—
Corporate debt securities	54,594	—	—	54,594
Asset-backed securities:
Collateralized loan obligations	290,421	—	—	290,421
Total available-for-sale securities	3,462,990	2,916	3,112,553	347,521
Residential loans held for sale	19,512	—	19,512	—
Derivative assets:
Interest rate swaps - fair value hedges	—	—	—	—
Interest rate swaps - nondesignated	40,937	—	40,937	—
Mortgage loan commitments	1,975	—	1,975	—
Forward sale contracts	—	—	—	—
Foreign exchange	185	—	185	—
Total derivative assets	43,097	—	43,097	—
Total fair value of assets (1)	$3,525,599	$2,916	$3,175,162	$347,521
Derivative liabilities:
Interest rate swaps - fair value hedges	$7,584	$—	$7,584	$—
Interest rate swaps - nondesignated	40,937	—	40,937	—
Forward sale contracts	91	—	91	—
Foreign exchange	153	—	153	—
Equity swap	515	—	—	515
Total derivative liabilities	49,280	—	48,765	515
True-up liability	12,804	—	—	12,804
Total fair value of liabilities (1)	$62,084	$—	$48,765	$13,319
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$22,229	$—	$—	$22,229
Impaired loans (3)	55,406	—	—	55,406
Other property (4)	14,896	—	—	14,896
Other real estate covered by loss share (5)	5,798	—	—	5,798
Total nonrecurring fair value	$98,329	$—	$—	$98,329

(1) There were no transfers between levels 1, 2 and 3 of the fair value hierarchy during the three months ended September 30, 2014.
(2) MSRs with a recorded investment of $22.2 million were reduced by a specific valuation allowance totaling $0.5 million to a reported carrying value of $21.7 million resulting in recovery of a previously recognized expense of $0.1 million in the three months ended September 30, 2014.
(3) At September 30, 2014, collateral dependent impaired loans with a recorded investment of $59.9 million were reduced by specific valuation allowance allocations totaling $4.5 million to a reported net carrying value of $55.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(4) Amounts do not include assets held at cost at September 30, 2014. During the three months ended September 30, 2014, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.
(5) Amounts do not include assets held at cost at September 30, 2014. During the three months ended September 30, 2014, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.1 million included in noninterest expense.

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended September 30, 2015 and 2014, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of September 30, 2015, 9% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended September 30, 2015.

True-up liability. In connection with the George Washington and Midwest FDIC assisted acquisitions in 2010, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the loss share agreements (the "true-up liability"). This contingent consideration is classified as a liability within accrued taxes, expenses and other liabilities on the consolidated balance sheets and is remeasured at fair value each reporting date until the contingency is resolved. The changes in fair value are recognized in earnings in the current period.

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss share agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss share agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

discount rate used to value the true-up liability was 3.51% and 3.31% as of September 30, 2015 and 2014, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.6 million and $0.6 million, respectively, as of September 30, 2015.

In accordance with the loss share agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $8.4 million, $8.5 million, and $8.0 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

In accordance with the loss share agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.2 million, $4.8 million, and $4.8 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

For the purposes of the above calculations, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss share agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the period servicing amounts (as defined in the loss share agreements) for every consecutive twelve-month period prior to and ending on the Midwest and George Washington True-Up Measurement Dates. The cumulative loss share payments and cumulative service amounts are components of the true-up calculations and are estimated each period end based on the expected amount and timing of cash flows of the acquired loan portfolios. See Note 3 (Loans) and Note 4 (Allowance for Loan Losses) for additional information on the estimated cash flows of the acquired loan portfolios.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$311,536	$13,408	$350,733	$12,581	$339,187	$13,294	$347,610	$11,463
(Gains) losses included in earnings (1)	—	164	—	223	—	278	—	1,341
Unrealized gains (losses) (2)	(3,627)	—	277	—	8,070	—	3,298	—
Purchases	37,937	—	—	—	79,446	—	—	—
Sales	—	—	—	—	(71,832)	—	—	—
Settlements	1,147	—	(3,489)	—	(7,878)	—	(3,387)	—
Balance at ending of period	$346,993	$13,572	$347,521	$12,804	$346,993	$13,572	$347,521	$12,804

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

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of September 30, 2015, December 31, 2014, and September 30, 2014. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Aggregate fair value carrying amount	$7,781	$14,389	$19,512
Aggregate unpaid principal / contractual balance	7,543	13,873	18,937
Carrying amount over aggregate unpaid principal (1)	$238	$516	$575

(1) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of September 30, 2015, December 31, 2014, and September 30, 2014 are shown in the tables below.

	September 30, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$411,587	$411,587	$411,587	$—	$—
Available-for-sale securities	3,925,724	3,925,724	2,781	3,575,950	346,993
Held-to-maturity securities	2,728,638	2,728,911	—	2,728,911	—
Other securities	147,955	147,955	—	147,955	—
Loans held for sale	7,781	7,781	—	7,781	—
Net originated loans	13,544,270	13,344,826	—	—	13,344,826
Net acquired loans	1,910,765	1,979,065	—	—	1,979,065
Net FDIC acquired loans and loss share receivable	190,795	190,795	—	—	190,795
Accrued interest receivable	75,404	75,404	—	75,404	—
Derivatives	76,196	76,196	—	76,196	—
Financial liabilities:
Deposits	$19,821,916	$19,830,705	$—	$19,830,705	$—
Federal funds purchased and securities sold under agreements to repurchase	1,208,275	1,208,275	—	1,208,275	—
Wholesale borrowings	381,299	385,216	—	385,216	—
Long-term debt	508,947	514,640	—	514,640	—
Accrued interest payable	10,062	10,062	—	10,062	—
Derivatives	67,936	67,936	—	67,936	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$697,424	$697,424	$697,424	$—	$—
Available-for-sale securities	3,545,288	3,545,288	2,974	3,203,127	339,187
Held-to-maturity securities	2,903,609	2,875,920	—	2,875,920	—
Other securities	148,654	148,654	—	148,654	—
Loans held for sale	14,389	14,389	—	14,389	—
Net originated loans	12,398,116	12,235,530	—	—	12,235,530
Net acquired loans	2,471,723	2,564,842	—	—	2,564,842
Net FDIC acquired loans and loss share receivable	312,659	312,659	—	—	312,659
Accrued interest receivable	63,657	63,657	—	63,657	—
Derivatives	55,197	55,197	—	55,197	—
Financial liabilities:
Deposits	$19,504,665	$19,510,192	$—	$19,510,192	$—
Federal funds purchased and securities sold under agreements to repurchase	1,272,591	1,272,591	—	1,272,591	—
Wholesale borrowings	428,071	430,676	—	430,676	—
Long-term debt	505,192	516,476	—	516,476	—
Accrued interest payable	9,820	9,820	—	9,820	—
Derivatives	55,439	55,439	—	55,439	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	September 30, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$485,328	$485,328	$485,328	$—	$—
Available-for-sale securities	3,462,990	3,462,990	2,916	3,112,553	347,521
Held-to-maturity securities	3,002,262	2,947,172	—	2,947,172	—
Other securities	148,421	148,421	—	148,421	—
Loans held for sale	19,512	19,512	—	19,512	—
Net originated loans	11,980,876	11,995,816	—	—	11,995,816
Net acquired loans	2,738,898	2,869,303	—	—	2,869,303
Net FDIC acquired loans and loss share receivable	382,175	382,175	—	—	382,175
Accrued interest receivable	65,736	65,736	—	65,736	—
Derivatives	43,097	43,097	—	43,097	—
Financial liabilities:
Deposits	$19,366,911	$19,370,624	$—	$19,370,624	$—
Federal funds purchased and securities sold under agreements to repurchase	1,273,290	1,273,290	—	1,273,290	—
Wholesale borrowings	608,463	611,753	—	611,753	—
Long-term debt	249,933	259,051	—	259,051	—
Accrued interest payable	5,310	5,310	—	5,310	—
Derivatives	49,280	49,280	—	48,765	515

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

Net originated loans – The originated loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the quarter-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

11.     Mortgage Servicing Rights and Mortgage Servicing Activity

The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at September 30, 2015 and $2.6 billion at September 30, 2014. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.5 million and $1.6 million, respectively, for the three months ended September 30, 2015 and 2014, and were $4.8 million and $4.9 million, respectively, for the nine months ended September 30, 2015 and 2014.

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

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Carrying amount of MSRs
Beginning balance	$20,635	$22,150	$22,011	$22,760
Additions	53	1,035	586	2,242
Amortization	(921)	(996)	(2,830)	(2,813)
Ending balance	19,767	22,189	19,767	22,189

Valuation Allowance:
Beginning balance	(490)	(562)	(955)	(282)
Recoveries/(Additions)	(60)	57	405	(223)
Ending balance	(550)	(505)	(550)	(505)
MSRs, net carrying balance	$19,217	$21,684	$19,217	$21,684

Fair value at end of period	$19,556	$22,229	$19,556	$22,229

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three and nine months ended September 30, 2015 and 2014.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at September 30, 2015 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Prepayment speed assumption (annual CPR)	11.15%
Decrease in fair value from 10% adverse change	$1,093
Decrease in fair value from 25% adverse change	$1,345
Discount rate assumption	9.39%
Decrease in fair value from 100 basis point adverse change	$604
Decrease in fair value from 200 basis point adverse change	$1,169
Expected weighted-average life (in months)	96

12.     Commitments and Guarantees

Commitments to Extend Credit

To accommodate the financial needs of its customers, the Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to the Corporation's normal credit approval policies. The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments. The reserve for unfunded lending commitments at September 30, 2015, December 31, 2014, and September 30, 2014, included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $3.6 million, $5.8 million, and $7.0 million, respectively.

The Corporation's credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

Unused commitments to extend credit
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial	$3,877,004	$3,748,690	$3,640,755
Consumer	2,405,928	2,387,623	2,361,476
Total unused commitments to extend credit	$6,282,932	$6,136,313	$6,002,231

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

Financial guarantees
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Standby letters of credit	$243,071	$242,390	$227,835
Loans sold with recourse	22,467	45,071	43,260
Total financial guarantees	$265,538	$287,461	$271,095

Standby Letters of Credit. Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The Corporation has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Collateral held varies, but may include marketable securities, equipment, inventory, and real estate. Except for short-term guarantees of $132.7 million at September 30, 2015, the remaining guarantees extend in varying amounts through 2022.

Loans Sold with Recourse. The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells service released residential mortgage loans to other investors which contain early payment default recourse provisions. As of September 30, 2015, December 31, 2014, and September 30, 2014, the Corporation had sold $15.8 million, $38.1 million, and $33.0 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $6.5 million, $7.3 million, and $7.6 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of September 30, 2015, the Corporation continued to service approximately $3.7 million in manufactured housing loans that were sold with recourse and had reserved $1.1 million for potential losses from these manufactured housing loans.

The total reserve associated with loans sold with recourse was approximately $7.6 million, $8.4 million, and $8.7 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively, and is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects Management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Changes in the repurchase reserves for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$6,650	$1,128	$7,778
Net increase/(decrease) to reserve	122	1	123
Net realized (losses)/gains	(322)	—	(322)
Balance at end of period	$6,450	$1,129	$7,579

	Three Months Ended September 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$7,900	$1,122	$9,022
Net increase/(decrease) to reserve	250	—	250
Net realized (losses)/gains	(600)	—	(600)
Balance at end of period	$7,550	$1,122	$8,672

	Nine Months Ended September 30, 2015
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$7,250	$1,124	$8,374
Net increase/(decrease) to reserve	83	1	84
Net realized (losses) /gains	(883)	4	(879)
Balance at end of period	$6,450	$1,129	$7,579

	Nine Months Ended September 30, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchase reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net increase/(decrease) to reserve	3,007	8	3,015
Net realized (losses)/gains	(4,194)	—	(4,194)
Balance at end of period	$7,550	$1,122	$8,672

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(5,056)	$(1,769)	$(3,287)	$(8,531)	$(2,985)	$(5,546)
Changes in unrealized securities' holding gains/(losses)	25,691	8,991	16,700	31,166	10,908	20,258
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(1,266)	(442)	(824)	(2,345)	(821)	(1,524)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(41)	(14)	(27)	(962)	(336)	(626)
Balance at the end of the period	19,328	6,766	12,562	19,328	6,766	12,562
Pension plans and other postretirement benefits:
Balance at the beginning of the period	(98,972)	(34,639)	(64,333)	(102,068)	(35,722)	(66,346)
Current year actual losses/(gains)	—	—	—	—	—	—
Amortization of actuarial losses/(gains)	1,138	399	739	3,414	1,195	2,219
Amortization of prior service cost reclassified to other noninterest expense	410	144	266	1,230	431	799
Balance at the end of the period	(97,424)	(34,096)	(63,328)	(97,424)	(34,096)	(63,328)
Total Accumulated Other Comprehensive Income	$(78,096)	$(27,330)	$(50,766)	$(78,096)	$(27,330)	$(50,766)

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(5,696)	$(1,994)	$(3,702)	$(45,072)	$(15,775)	$(29,297)
Changes in unrealized securities' holding gains/(losses)	(16,207)	(5,672)	(10,535)	24,293	8,503	15,790
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(563)	(197)	(366)	(1,551)	(543)	(1,008)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(14)	(5)	(9)	(150)	(53)	(97)
Balance at the end of the period	(22,480)	(7,868)	(14,612)	(22,480)	(7,868)	(14,612)
Pension plans and other postretirement benefits:
Balance at the beginning of the period	(55,084)	(19,279)	(35,805)	(57,812)	(20,233)	(37,579)
Current year actual losses/(gains)	—	—	—	—	—	—
Amortization of actuarial losses/(gains)	768	269	499	2,398	839	1,559
Amortization of prior service cost reclassified to other noninterest expense	516	181	335	1,614	565	1,049
Balance at the end of the period	(53,800)	(18,829)	(34,971)	(53,800)	(18,829)	(34,971)
Total Accumulated Other Comprehensive Income	$(76,280)	$(26,697)	$(49,583)	$(76,280)	$(26,697)	$(49,583)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2015	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(41)	$(962)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(14)	(336)	Income tax expense (benefit)
Reclassified amount, net of tax	$(27)	$(626)

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2014	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(14)	$(150)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(5)	(53)	Income tax expense (benefit)
Reclassified amount, net of tax	$(9)	$(97)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended					Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
	2015	2015	2015	2014	2014	2015	2014
EARNINGS
Net interest income TE (1)	$189,119	$189,018	$189,554	$196,509	$197,644	$567,691	$595,166
TE adjustment (1)	3,796	3,900	3,931	3,998	4,066	11,627	12,109
Provision for originated loan losses	10,402	10,809	6,036	8,662	4,862	27,247	14,509
Provision/(recapture) for acquired loan losses	144	(952)	2,214	3,407	4,411	1,406	18,053
Provision/(recapture) for FDIC acquired loan losses	3,729	(891)	(2)	1,228	(81)	2,836	6,420
Noninterest income	71,426	66,582	65,847	71,960	69,733	203,855	209,564
Noninterest expense	160,742	161,674	160,652	165,041	163,145	483,068	499,878
Net income	59,012	56,584	57,139	61,079	63,898	172,735	176,872
Diluted EPS (3)	0.34	0.33	0.33	0.36	0.37	1.01	1.03
PERFORMANCE RATIOS
Return on average assets (ROA)	0.93%	0.90%	0.93%	0.98%	1.03%	0.92%	0.97%
Return on average equity (ROE)	8.05%	7.85%	8.08%	8.50%	9.03%	7.99%	8.54%
Return on average tangible common equity (1)	11.69%	11.44%	11.85%	12.52%	13.41%	11.66%	12.78%
Net interest margin TE (1)	3.33%	3.39%	3.48%	3.56%	3.60%	3.40%	3.73%
Efficiency ratio (1)	60.71%	62.37%	61.97%	60.39%	59.92%	61.68%	61.04%
Number of full-time equivalent employees	3,961	4,017	4,103	4,273	4,302	3,961	4,302
MARKET DATA
Book value per common share	$17.72	$17.42	$17.46	$17.14	$17.05	$17.72	$17.05
Tangible book value per common share (1)	12.26	11.95	11.96	11.62	11.52	12.26	11.52
Period end common share market value	17.67	20.83	19.06	18.89	17.62	17.67	17.62
Market as a % of book	100%	120%	109%	110%	103%	100%	103%
Cash dividends per common share	$0.17	$0.16	$0.16	$0.16	$0.16	$0.49	$0.48
Common Stock dividend payout ratio	50.00%	48.48%	48.48%	44.44%	43.24%	48.51%	46.60%
Average basic common shares	165,762	165,736	165,411	165,395	165,389	165,638	165,263
Average diluted common shares	166,058	166,277	166,003	165,974	165,804	165,939	165,916
Period end common shares	165,759	165,773	165,453	165,390	165,384	165,759	165,384
Common shares repurchased	20	211	66	15	10	297	247
Common Stock market capitalization	$2,928,962	$3,453,052	$3,153,534	$3,124,217	$2,914,066	$2,928,962	$2,914,066
ASSET QUALITY (excluding acquired and FDIC acquired loans, covered OREO) (2)
Gross charge-offs	$13,398	$11,298	$8,567	$9,205	$11,410	$33,263	$35,718
Net charge-offs	8,029	6,672	4,187	3,849	5,929	18,888	20,110
Allowance for originated loan losses	104,055	101,682	97,545	95,696	90,883	104,055	90,883
Reserve for unfunded lending commitments	3,574	3,905	4,330	5,848	6,966	3,574	6,966
Nonperforming assets (NPAs)	107,058	117,311	68,606	55,038	63,119	107,058	63,119
Net charge-offs to average loans ratio	0.24%	0.20%	0.13%	0.12%	0.20%	0.19%	0.24%
Allowance for originated loan losses to period-end loans	0.76%	0.76%	0.76%	0.77%	0.75%	0.76%	0.75%
Allowance for credit losses to period-end loans	0.79%	0.79%	0.79%	0.81%	0.81%	0.79%	0.81%
NPAs to loans and other real estate	0.78%	0.87%	0.53%	0.44%	0.52%	0.78%	0.52%
Allowance for originated loan losses to nonperforming loans	221.22%	184.40%	211.66%	276.44%	231.13%	221.22%	231.13%
Allowance for credit losses to nonperforming loans	228.82%	191.48%	221.06%	293.34%	248.85%	228.82%	248.85%
CAPITAL & LIQUIDITY
Period end tangible common equity to assets (1)	8.31%	8.09%	8.14%	7.98%	8.01%	8.31%	8.01%
Average equity to assets	11.54%	11.51%	11.51%	11.55%	11.42%	11.52%	11.38%
Average equity to total loans	18.48%	18.59%	18.60%	18.67%	18.58%	18.56%	18.83%
Average total loans to deposits	78.91%	79.06%	77.86%	78.47%	77.36%	78.61%	75.22%
AVERAGE BALANCES
Assets	$25,217,856	$25,129,859	$24,905,094	$24,664,987	$24,583,776	$25,083,609	$24,337,653
Deposits	19,957,586	19,682,662	19,788,925	19,450,647	19,531,800	19,810,341	19,554,649
Originated loans	13,528,268	13,092,972	12,689,791	12,306,171	11,814,314	13,106,749	11,123,269
Acquired loans, including FDIC acquired loans, less loss share receivable	2,219,488	2,468,035	2,717,884	2,956,867	3,295,547	2,466,644	3,585,143
Earning assets	22,548,977	22,352,721	22,100,417	21,920,889	21,804,243	22,335,683	21,361,832
Shareholders' equity	2,909,660	2,892,432	2,866,362	2,849,618	2,807,886	2,889,644	2,770,095
ENDING BALANCES
Assets	$25,246,917	$25,297,014	$25,118,120	$24,902,347	$24,608,207	$25,246,917	$24,608,207
Deposits	19,821,916	19,673,850	19,925,595	19,504,665	19,366,911	19,821,916	19,366,911
Originated loans	13,648,325	13,355,912	12,856,037	12,493,812	12,071,759	13,648,325	12,071,759
Acquired loans, including FDIC acquired loans,less loss share receivable	2,140,029	2,337,378	2,614,847	2,810,302	3,139,521	2,140,029	3,139,521
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	63,226	65,824	68,422	71,020	73,953	63,226	73,953
Earning assets	22,661,171	22,599,272	22,395,343	22,153,552	21,930,840	22,661,171	21,930,840
Total shareholders' equity	2,937,300	2,887,957	2,888,786	2,834,281	2,820,431	2,937,300	2,820,431
(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.

(2) Due to the impact of business combination accounting and protection of FDIC loss share agreements, which provide considerable protection against credit risk, acquired loans, FDIC acquired loans and covered OREO are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of September 30, 2015, $85.9 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.
(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014.

HIGHLIGHTS OF THIRD QUARTER 2015 PERFORMANCE

The Corporation reported third quarter 2015 net income of $59.0 million, or $0.34 per diluted share. This compares with $56.6 million, or $0.33 per diluted share, for the second quarter 2015 and $63.9 million, or $0.37 per diluted share, for the third quarter 2014.

Earnings Summary

				Change 3Q 2015 vs.
	2015	2015	2014	2015	2014
(Dollars in thousands, except per share amounts)	3rd qtr	2nd qtr	3rd qtr	2nd qtr	3rd qtr
Net interest income TE	$189,119	$189,018	$197,644	0.05%	(4.31)%
Diluted earnings per common share	0.34	0.33	0.37	3.03	(8.11)

Net interest margin on TE basis	3.33%	3.39%	3.60%
Return on average assets	0.93	0.90	1.03
Return on average common equity	8.05	7.85	9.03
Return on average tangible common equity	11.69	11.44	13.41

The increase in net interest income TE compared to the second quarter 2015 was attributable to higher earning assets and an additional day in the third quarter 2015, partially offset by lower interest income on acquired and FDIC acquired loans. The net interest margin in the third quarter of 2015 declined six basis points over the prior quarter primarily from runoff in the acquired and FDIC acquired portfolios and slightly lower yields on the investment portfolio. Originated portfolio yields increased in the third quarter 2015 primarily due to an increased mix of consumer loans.

Loans

Average originated loans were $13.5 billion during the third quarter 2015, an increase of $435.3 million, or 3.32%, compared with the second quarter 2015, and an increase of $1.7 billion, or 14.51%, compared with the third quarter 2014. The loan growth was driven primarily by installment loans. Average originated installment loans increased $198.9 million, or 7.60%, compared with the prior quarter, and increased $646.0 million, or 29.75%, compared with the year-ago quarter. This growth is a result of introducing recreational lending into the Corporation's legacy markets and expanding indirect auto lending into Michigan and Wisconsin. Average originated commercial loans also increased $177.3 million, or 2.08%, compared with the prior quarter, and increased $822.6 million, or 10.46%, compared with the year-ago quarter.

Deposits

Average deposits were $20.0 billion during the third quarter 2015, an increase of $274.9 million, or 1.40%, compared with the second quarter 2015, and an increase of $425.8 million, or 2.18%, compared with the third quarter 2014. Average core deposits were $17.7 billion during the third quarter 2015, or 88.85% of total average deposits, an increase of $338.1 million, or 1.94%, compared with the second quarter 2015 and an increase of $535.8 million, or 3.12%, compared with the third quarter 2014. Partially offsetting the increases in average core deposits was a decrease in average time deposits of $63.1 million, or 2.76%, and $110.0 million, or 4.71%, over the prior and year-ago quarters, respectively.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions, for the third quarter 2015 was $71.4 million, an increase of $5.4 million, or 8.13%, from the second quarter 2015 and an increase of $1.7 million, or 2.39%, from the third quarter 2014. Fee based income increased across multiple areas including wealth management, treasury management, and service charges on deposits accounts. Loan sales and servicing income decreased from the prior quarter primarily due to interest rate fluctuations that negatively impacted the value of the mortgage servicing rights. Other operating income increased over the prior quarter as a result of higher loan commitment fees, fees on interest rate swaps, and income on resolution of FDIC acquired loans. Additionally, other operating income in the prior quarter was reduced by $1.8 million from losses on branch closures.

Noninterest Expense

Noninterest expense for the third quarter 2015 was $160.7 million, a decrease of $0.9 million, or 0.58%, from the second quarter 2015, and a decrease of $2.4 million, or 1.47%, from the third quarter 2014. Salaries and wages and employee benefits were down $4.8 million, or 5.3%, compared with the year ago-period reflecting 341, or 7.9%, fewer full time equivalent employees. Compared to the second quarter 2015, salaries and wages increased $1.3 million, or 1.91%, reflecting the impact of merit increases and an additional day in the third quarter 2015.

Provision for Income Taxes

The effective tax rate was 27.80% for the third quarter 2015, compared with 30.19% for the second quarter 2015, and 29.76% for the third quarter 2014.

Asset Quality (excluding acquired loans and covered assets)

Due to the impact of business combination accounting and protection against credit risk from FDIC loss share agreements, acquired loans and covered assets are excluded from the asset quality discussion to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value at the date of acquisition with no allowance brought forward in accordance with business combination accounting. Impaired acquired and covered loans are considered to be performing due to the application of the accretion method under the applicable accounting guidance.

				Change 3Q 2015 vs.
	2015	2015	2014	2015	2014
(Dollars in thousands)	3rd qtr	2nd qtr	3rd qtr	2nd qtr	3rd qtr
Net charge-offs	$8,029	$6,672	$5,929	20.34%	35.42%
Net charge-offs on average originated loans	0.24%	0.20%	0.20%
Nonperforming loans at period end	$47,036	$55,142	$34,617	(14.70)%	19.62%
Nonperforming assets at period end	107,058	117,311	63,119	(8.74)%	69.61%
Allowance for loan losses	104,055	101,682	90,883	2.33%	14.49%
Allowance for loan losses to nonperforming loans	221.22%	184.40%	231.13%
Provision for originated loan losses	$10,402	$10,809	$4,862	(3.77)%	113.94%

Nonperforming assets totaled $107.1 million at September 30, 2015, a decrease of $10.3 million, or 8.74%, compared with June 30, 2015 and an increase of $43.9 million, or 69.61%, compared with September 30, 2014. Nonperforming assets at September 30, 2015 represented 0.78% of period-end originated loans plus noncovered other real estate compared with 0.87% at June 30, 2015 and 0.52% at September 30, 2014. Included in nonperforming assets as of September 30, 2015 and June 30, 2015 were $40.0 million and $42.0 million, respectively, of OREO no longer covered by FDIC loss share agreements.

The allowance for originated loan losses totaled $104.1 million at September 30, 2015. At September 30, 2015, the allowance for originated loan losses was 0.76% of period-end originated loans, compared with 0.76% at June 30, 2015 and 0.75% at September 30, 2014. The allowance for originated loan losses at September 30, 2015 compared to June 30, 2015 increased by $2.4 million and increased by $13.2 million compared to September 30, 2014. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. The allowance for credit losses was 0.79% of period end originated loans at September 30, 2015, compared with 0.79% at June 30, 2015 and 0.81% at September 30, 2014. The allowance for credit losses to nonperforming loans was 228.82% at September 30, 2015, compared with 191.48% at June 30, 2015 and 248.85% at September 30, 2014.

Capital

Shareholders’ equity was $2.9 billion, as of September 30, 2015 and June 30, 2015, and $2.8 billion as of September 30, 2014, respectively. The Corporation maintained a strong capital position as tangible common equity to assets was 8.31% at September 30, 2015, compared with 8.09% at June 30, 2015 and 8.01% at September 30, 2014. The common share cash dividend paid in the third quarter 2015 was $0.17 per share, an increase of $0.01 per share, or 6.25%, from the prior quarter.

On January 1, 2015, the Corporation became subject to the Basel III capital framework and standardized approach for calculating risk-weighted assets. At September 30, 2015, Basel III capital ratios on a transitional basis remained well in excess of applicable regulatory requirements, with a total risk-based capital ratio of 13.83%, and a common equity tier 1 risk-based capital ratio of 10.67%.

REGULATION AND SUPERVISION

The United States and the banking, securities and commodities regulators, as well as fiscal and monetary authorities, have taken a number of significant actions over the past several years in response to the credit crisis that began in 2008. The single most important of these was the enactment of the Dodd-Frank Act in July 2010. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry, including regulation and compliance of financial institutions and systemically important nonbank financial companies, securities regulation, executive compensation, regulation of derivatives, corporate governance and consumer protection. Hundreds of implementing regulations are required, but these remain unfinished. The Dodd-Frank Act also created the CFPB to regulate and supervise consumer financial products and providers.

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

On June 10, 2013, the Bank became subject to the Dodd-Frank Act requirements to centrally clear certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real time reporting, additional agreements and other regulatory constraints. The CME Group Inc. and LCH.Clearnet Group Ltd. are the Bank's approved clearing houses. The Comptroller of the Currency, the Federal Reserve and other regulatory agencies adopted capital and initial and variation margin rules applicable to non-centrally cleared swaps at the end of October 2015, as required by the Dodd-Frank Act.
This section describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions. Also, such statues, regulations, policies, and interpretations are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations, regulatory policies or other rule makings applicable to the Corporation and its subsidiaries or their businesses could have a material effect on the Corporation's business.
New Capital Rules

On January 1, 2015, the Corporation and the Bank adopted the Basel III capital framework and standardized approach for calculating risk-weighted assets. The implementation of the Basel III capital requirements is being phased-in from January 1, 2015 through the end of 2018. The Basel III capital requirements emphasize CET1. CET1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles, net of taxes, MSRs, net of taxes, and certain DTAs that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of common equity tier 1 capital and perpetual noncumulative preferred stock less certain additional deductions applied during the phase-in period. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALL. Periods presented prior to March 31, 2015 are reported on a Basel I basis.

Basel III includes new minimum risk-based and leverage capital requirements for all banking organizations and removal of references to credit ratings. Basel III, when fully phased-in on January 1, 2019, requires a new minimum CET1 risk-based capital of 4.5%. The minimum ratio of tier 1 capital to risk-weighted assets is increased from 4.0% to 6.0% and all banking organizations are subject to a 4.0% minimum leverage ratio. The required total risk based capital ratio is not changed. Failure to maintain the required capital conservation buffer will restrict or prohibit dividends, share repurchases and discretionary bonuses. The new rules provide strict eligibility criteria for regulatory capital instruments, and change the prompt corrective action scheme to reflect the new capital ratios. The final rule also changes the method for calculating risk-weighted assets in an effort to better identify riskier assets requiring higher capital cushions and to enhance risk sensitivity.

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Corporation and the Bank, that have more than $10 billion of consolidated assets. Medium-sized companies with consolidated assets of more than $10 billion but less than $50 billion ("medium-sized companies"), including the Corporation and the Bank, are required to conduct annual company-run stress tests. Additional stress testing is required for banking organizations having $50 billion or more of assets.

Stress tests assess the potential effects of economic scenarios on the consolidated earnings, balance sheet and capital of a BHC and bank over a designated planning horizon of nine quarters, taking into account the organization's current condition, risks, exposures, strategies and activities, and such factors as the regulators may request of a specific organization. The stress tests are conducted under at least three required economic scenarios, consisting of a baseline, adverse, and severely adverse economic scenario as provided by the Federal Reserve for the Corporation and by the OCC for the Bank.

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
Basel III rules are not formally defined by GAAP; therefore, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from the Corporation’s disclosed calculations. Since analysts and banking regulators may assess the Corporation’s capital adequacy using the Basel III framework, Management believes that it is useful to provide investors information enabling them to assess the Corporation’s capital adequacy on the same basis.
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

Figure 2. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		September 30, 2015	December 31, 2014	September 30, 2014
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,937,300	$2,834,281	$2,820,431
Less:	Intangible assets	63,226	71,020	73,953
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$2,032,334	$1,921,521	$1,904,738
Total assets (GAAP)		25,246,917	24,902,347	24,608,207
Less:	Intangible assets	63,226	71,020	73,953
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$24,441,951	$24,089,587	$23,792,514
Tangible common equity to tangible assets ratio (non-GAAP)		8.31%	7.98%	8.01%
Capital (1)		(Basel III)	(Basel I)	(Basel I)
Shareholders' equity (GAAP)		$2,937,300	$2,834,281	$2,820,431
Plus:	Net unrealized (gains)/losses on investment securities related to AOCI	(12,562)	5,546	14,612
	Defined benefit postretirement plan losses related to AOCI	63,328	66,346	34,971
	Goodwill (GAAP)	741,740	741,740	741,740
	Less: Deferred tax liability associated with goodwill (1)	24,441	—	—
Less:	Net non-qualifying goodwill (regulatory) (1)	717,299	741,740	741,740
	Intangible assets (GAAP)	63,226	71,020	73,953
	Less: Deferred tax liability associated with intangible assets (1)	45,746	—	—
Less:	Net intangible assets (regulatory)	17,480	71,020	73,953
	Disallowed deferred tax asset (1)	71,391	87,001	105,483
	Other adjustments (1)	107,087	1,951	1,677
Tier 1 capital (regulatory)		2,074,809	2,004,461	1,947,161
Less:	Preferred Stock	100,000	100,000	100,000
Plus:	Tier 1 capital adjustments	100,000	—	—
Tier 1 common equity (non-GAAP) (1)		N/A	$1,904,461	$1,847,161
CET1 capital (non-GAAP) (1)		2,074,810	N/A	N/A
Risk-weighted assets (regulatory) (1)		$19,444,751	$17,391,022	$17,433,132
Tier 1 common equity ratio (non-GAAP) (1)		N/A	10.95%	10.60%
CET1 risk-based capital ratio (non-GAAP) (1)		10.67%	N/A	N/A

GAAP to Non-GAAP Reconciliations, continued
(Dollars in thousands, except per share amounts)		September 30, 2015	December 31, 2014	September 30, 2014
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,937,300	$2,834,281	$2,820,431
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity (non-GAAP)		2,837,300	2,734,281	2,720,431
Less:	Intangible assets	63,226	71,020	73,953
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$2,032,334	$1,921,521	$1,904,738
Period end common shares		165,759	165,390	165,384
Book value per share		$17.72	$17.14	$17.05
Common equity per share		17.12	16.53	16.45
Tangible book value per common share		12.26	11.62	11.52

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2015	2014	2015	2014
Net income (GAAP)		$59,012	$63,898	$172,735	$176,872
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses, net of taxes	—	—	—	706
	Branch closure costs	—	—	1,932	2,568
	Restructure expenses	—	—	1,149	—
	Total adjusted charges	—	—	3,081	3,274
	Adjusted net income (non-GAAP)	$59,012	$63,898	$175,816	$180,146
Annualized net income (GAAP)		$234,124	$253,508	$230,946	$236,477
	Annualized adjusted net income (non-GAAP)	234,124	253,508	235,065	240,855
Average assets (GAAP)		25,217,856	24,583,776	25,083,609	24,337,653
Average equity (GAAP)		2,909,660	2,807,886	2,889,644	2,770,095
Less:	Average Preferred Stock	100,000	100,000	100,000	100,000
Average common shareholders' equity (non-GAAP)		2,809,660	2,707,886	2,789,644	2,670,095
Less:	Average intangible assets	64,497	75,387	67,073	78,296
	Average goodwill	741,740	741,740	741,740	741,739
Average tangible common equity (non-GAAP)		$2,003,423	$1,890,759	$1,980,831	$1,850,060

Return on average assets (GAAP)		0.93%	1.03%	0.92%	0.97%
Adjusted return on average assets net of adjusted charges (non-GAAP)		0.93%	1.03%	0.94%	0.99%
Return on average equity (GAAP)		8.05%	9.03%	7.99%	8.54%
Adjusted return on average equity net of adjusted charges (non-GAAP)		8.05%	9.03%	8.13%	8.69%
Return on average tangible common equity (non-GAAP) (3)		11.69%	13.41%	11.66%	12.78%
Adjusted return on average tangible common equity net adjusted charges (non-GAAP)		11.69%	13.41%	11.87%	13.02%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2015	2014	2015	2014
Net interest income (GAAP)		$185,323	$193,578	$556,064	$583,057
TE Adjustment		3,796	4,066	11,627	12,109
Net interest income TE (non-GAAP)		189,119	197,644	567,691	595,166
Noninterest income (GAAP)		71,426	69,733	203,855	209,564
Adjustments to noninterest income (2)
Less:	Securities gains/(losses)	41	14	962	150
Plus:	Branch closure costs and acquisition related expenses (3)	—	—	2,973	3,951
	Adjusted noninterest income (non-GAAP)	71,385	69,719	205,866	213,365
Adjusted total revenue, TE excluding securities gains/(losses) (non-GAAP)		260,504	267,363	773,557	808,531
Noninterest expense (GAAP)		160,742	163,145	483,068	499,878
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,598	2,933	7,794	8,802
	Adjusted noninterest expense, excluding amortization of intangibles	158,144	160,212	475,274	491,076
Less:	Severance and related employee benefits (3)	—	—	1,767	—
	Branch closures costs and acquisition related expenses (3)	—	—	—	1,086
	Adjusted noninterest expense (non-GAAP)	$158,144	$160,212	$473,507	$489,990

Net interest margin on a TE basis (non-GAAP)		3.33%	3.60%	3.40%	3.73%
Fee income ratio (non-GAAP)		27.40%	26.08%	26.33%	26.03%
Efficiency ratio, excluding amortization of intangible assets and security gains/(losses) (non-GAAP)		60.71%	59.92%	61.68%	61.04%
Adjusted efficiency ratio (non-GAAP)		60.71%	59.92%	61.21%	60.60%

(1) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 and the CET1 risk-based capital ratio. September 30, 2015 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 and September 30, 2014 amounts and ratios are reported on a Basel I basis.
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

RESULTS OF OPERATIONS
Figure 3. Average Tax-Equivalent Balance Sheets - Quarter to Date

	Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$457,317			$518,820			$521,210
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,474,222	$27,507	1.99%	5,452,598	$27,098	1.99%	5,276,354	$26,502	1.99%
Obligations of states and political subdivisions (tax exempt)	737,323	8,245	4.44%	724,653	8,443	4.67%	776,376	8,734	4.46%
Other securities and federal funds sold	572,376	5,134	3.56%	594,478	5,077	3.43%	585,980	5,571	3.77%
Total investment securities and federal funds sold	6,783,921	40,886	2.39%	6,771,729	40,618	2.41%	6,638,710	40,807	2.44%
Loans held for sale	4,929	66	5.31%	3,631	46	5.08%	17,433	154	3.50%
Loans, including loss share receivable (2)	15,760,127	162,903	4.10%	15,577,361	162,610	4.19%	15,148,100	171,302	4.49%
Total earning assets	22,548,977	$203,855	3.59%	22,352,721	$203,274	3.65%	21,804,243	$212,263	3.86%
Total allowance for loan losses	(147,136)			(146,558)			(140,026)
Other assets	2,358,698			2,404,876			2,398,349
Total assets	$25,217,856			$25,129,859			$24,583,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,897,768	$—	—%	$5,722,240	$—	—%	$5,603,104	$—	—%
Interest-bearing	3,353,541	750	0.09%	3,203,836	783	0.10%	3,100,904	755	0.10%
Savings and money market accounts	8,480,682	5,639	0.26%	8,467,845	5,588	0.26%	8,492,172	5,570	0.26%
Certificates and other time deposits	2,225,595	2,757	0.49%	2,288,741	2,510	0.44%	2,335,620	2,846	0.48%
Total deposits	19,957,586	9,146	0.18%	19,682,662	8,881	0.18%	19,531,800	9,171	0.19%
Securities sold under agreements to repurchase	1,109,924	254	0.09%	1,285,920	329	0.10%	1,182,507	268	0.09%
Wholesale borrowings	377,594	1,171	1.23%	393,379	1,129	1.15%	438,941	1,397	1.26%
Long-term debt	497,566	4,165	3.32%	508,744	3,917	3.09%	320,387	3,783	4.68%
Total interest-bearing liabilities	16,044,902	14,736	0.36%	16,148,465	14,256	0.35%	15,870,531	14,619	0.37%
Other liabilities	365,526			366,722			302,255
Shareholders’ equity	2,909,660			2,892,432			2,807,886
Total liabilities and shareholders’ equity	$25,217,856			$25,129,859			$24,583,776
Net yield on earning assets	$22,548,977	$189,119	3.33%	$22,352,721	$189,018	3.39%	$21,804,243	$197,644	3.60%
Interest rate spread			3.23%			3.30%			3.50%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $3.8 million, $3.9 million, and $4.1 million for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively.
(2) Nonaccrual loans have been included in the average balances.

Figure 4. Average Tax-Equivalent Balance Sheets - Year to Date

	Nine Months Ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$512,746			$712,490
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,419,377	$81,365	2.01%	5,244,238	$79,162	2.02%
Obligations of states and political subdivisions (tax exempt)	731,726	25,835	4.72%	761,461	26,100	4.58%
Other securities and federal funds sold	590,458	15,401	3.49%	587,622	17,185	3.91%
Total investment securities and federal funds sold	6,741,561	122,601	2.43%	6,593,321	122,447	2.48%
Loans held for sale	4,678	169	4.83%	11,517	302	3.51%
Loans, including loss share receivable (2)	15,589,444	487,805	4.18%	14,756,994	515,757	4.67%
Total earning assets	22,335,683	$610,575	3.65%	21,361,832	$638,506	4.00%
Total allowance for loan losses	(146,029)			(141,766)
Other assets	2,381,209			2,405,097
Total assets	$25,083,609			$24,337,653
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,783,542	$—	—%	$5,536,306	$—	—%
Interest-bearing	3,256,082	2,300	0.09%	3,071,220	2,236	0.10%
Savings and money market accounts	8,496,668	16,774	0.26%	8,589,882	16,605	0.26%
Certificates and other time deposits	2,274,049	7,444	0.44%	2,357,241	8,319	0.47%
Total deposits	19,810,341	26,518	0.18%	19,554,649	27,160	0.19%
Securities sold under agreements to repurchase	1,140,547	826	0.10%	1,031,483	697	0.09%
Wholesale borrowings	374,085	3,459	1.24%	363,422	3,917	1.44%
Long-term debt	502,578	12,081	3.21%	323,068	11,566	4.79%
Total interest-bearing liabilities	16,044,009	42,884	0.36%	15,736,316	43,340	0.37%
Other liabilities	366,414			294,936
Shareholders’ equity	2,889,644			2,770,095
Total liabilities and shareholders’ equity	$25,083,609			$24,337,653
Net yield on earning assets	$22,335,683	$567,691	3.40%	$21,361,832	$595,166	3.73%
Interest rate spread			3.29%			3.63%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $11.6 million and $12.1 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
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

Figure 5. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 and 2014			2015 and 2014
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Due to Volume	Due to Rate	Net	Due to Volume	Due to Rate	Net
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$999	$(431)	$568	$2,900	$(2,481)	$419
Tax-exempt	(437)	(52)	(489)	(1,037)	772	(265)
Loans held for sale	(143)	55	(88)	(221)	88	(133)
Loans	6,731	(15,130)	(8,399)	28,028	(55,980)	(27,952)
Total interest income-TE	7,150	(15,558)	(8,408)	29,670	(57,601)	(27,931)
INTEREST EXPENSE
Interest on deposits:
Interest bearing	60	(65)	(5)	132	(68)	64
Savings and money market accounts	(8)	77	69	(181)	350	169
Certificates and other time deposits	(135)	46	(89)	(286)	(589)	(875)
Securities sold under agreements to repurchase	(17)	3	(14)	77	52	129
Wholesale borrowings	(191)	(35)	(226)	6,105	(6,563)	(458)
Long-term debt	1,693	(1,311)	382	5,099	(4,584)	515
Total interest expense	1,402	(1,285)	117	10,946	(11,402)	(456)
Net interest income-TE	$5,748	$(14,273)	$(8,525)	$18,724	$(46,199)	$(27,475)

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 6 provides net interest income-TE and net interest margin totals for the three and nine months ended September 30, 2015 and 2014:

Figure 6. Net Interest Income and Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net interest income	$185,323	$193,578	$556,064	$583,057
Tax equivalent adjustment	3,796	4,066	11,627	12,109
Net interest income-TE	189,119	197,644	567,691	595,166
Average earning assets	$22,548,977	$21,804,243	22,335,683	21,361,832
Net interest margin	3.33%	3.60%	3.40%	3.73%

For the three months ended September 30, 2015, net interest income-TE was $189.1 million, a decrease of $8.5 million, or 4.31%, from the year ago period. The net interest margin for the three months ended September 30, 2015 was 3.33%, 27 basis points lower than 3.60% for the same year ago quarter. The decrease in taxable equivalent net interest income was attributable to a decrease in originated and FDIC acquired loan yields, partially offset by the benefit provided by an increase in average earning assets. Average earning assets increased by $0.7 billion, or 3.42%, for the three months ended September 30, 2015, compared to the same period in 2014. The increase in average earnings assets primarily reflected a $612.0 million increase in average total loans and a $145.2 million increase in average investments. The average yield on earning assets decreased from 3.86% in the third quarter of 2014 to 3.59% in the third quarter of 2015 primarily from decreased yields on the loan portfolios. Originated loan yields were down 5 basis points to 3.50% from the year ago quarter due to competitive pricing pressures in a low rate environment and repayments on higher yielding loans. The yield on FDIC acquired loans was down 57 basis points from the year ago quarter due to a $9.6 million decrease in FDIC acquired loan discount accretion, partly offset by a $6.5 million favorable reduction in the indemnification asset amortization. These reductions are the result of the continued decline in FDIC acquired loan average balances, which declined $201.3 million, or 45.2%, from the year ago quarter. The yield on acquired loans was also down 11 basis point to 7.92% contributing to the overall decrease in total loan yields

Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $0.6 million, while the lower interest rate environment resulted in a decrease in investment interest income of $0.5 million year over year. Lower quarterly average wholesale borrowings and slightly lower rates during the third quarter of 2015 caused a net decrease in interest expense of $0.2 million compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets remained flat at approximately 0.07% for the three months ended September 30, 2015 and September 30, 2014.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three and nine months ended September 30, 2015 totaled $71.4 million and $202.9 million, respectively, and totaled $69.7 million and $209.4 million, respectively, for the three and nine months ended September 30, 2014. Noninterest income increased $1.7 million, or 2.39%, compared to the three month period ended September 30, 2014, and decreased $6.5 million, or 3.1%, compared to the nine month period ended September 30, 2014. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 27.40% for the three months ended September 30, 2015, down from 26.08% in the year ago quarter, and 26.33% for the nine months ended September 30, 2015, down slightly from 26.03% in 2014. Significant changes in noninterest income for the three and nine months ended September 30, 2015 are discussed immediately after Figure 7.

Figure 7. Noninterest Income

	Three Months Ended September 30,		% Increase (Decrease) 2015 vs. 2014	Nine Months Ended September 30,		% Increase (Decrease) 2015 vs. 2014
(Dollars in thousands)	2015	2014		2015	2014
Trust department income	$10,948	$10,300	6.29%	$31,917	$30,118	5.97%
Service charges on deposits	17,295	18,684	(7.43)%	49,667	53,860	(7.78)%
Credit card fees	13,939	13,754	1.35%	40,712	39,361	3.43%
ATM and other service fees	6,518	6,182	5.44%	18,962	17,998	5.36%
Bank owned life insurance income	4,622	4,218	9.58%	11,911	11,840	0.60%
Investment services and life insurance	4,032	3,606	11.81%	11,607	10,974	5.77%
Investment securities gains/(losses), net	41	14	192.86%	962	150	541.33%
Loan sales and servicing income	2,414	4,740	(49.07)%	7,290	12,932	(43.63)%
Other operating income	11,617	8,235	41.07%	30,827	32,331	(4.65)%
Total noninterest income	$71,426	$69,733	2.43%	$203,855	$209,564	(2.72)%

Noninterest income as a percent of net revenue (1)	27.40%	26.08%		26.33%	26.03%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

Fee based income increased across multiple areas including wealth management, treasury management, and ATM and other service fees. Service charges on deposits decreased $1.4 million, or 7.43%, in the three months ended September 30, 2015 as compared to the same prior year period and decreased $4.2 million, or 7.78%, in the nine months ended September 30, 2015 as compared to the same prior year period due to fewer overdraft incident levels as customers increasingly use mobile devices to manage their accounts.

Loan sales and servicing income includes amortization and impairment or recovery of MSRs, changes in the fair value of residential mortgage loans held for sale, as well as changes in the value of derivatives used to hedge those loans held for sale. Total loan sales and servicing income decreased by $2.3 million, or 49.07%, in the three months ended September 30, 2015 as compared to the same prior year period and decreased by $5.6 million, or 43.63% in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Corporation's mortgage banking business was restructured as of January 1, 2015 which resulted in a lower volume of loans sold in the three and nine months ended September 30, 2015. While the Corporation continues to originate residential mortgage loans, it has partnered with a third party to process, underwrite, close, and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages. The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at September 30, 2015 and $2.6 billion at September 30, 2014 resulting in loan servicing fees of approximately $1.5 million and $4.8 million in the three and nine months ended September 30, 2015, respectively, and $1.6 million and $4.9 million in the three and nine months ended September 30, 2014, respectively.

Other operating income increased $3.4 million, or 41.07%, in the three months ended September 30, 2015 as compared to the same prior year period as a result of higher income on resolution of FDIC acquired loans.

Noninterest Expenses

Noninterest expenses for the three and nine months ended September 30, 2015 totaled $160.7 million and $483.1 million, respectively, compared with $163.1 million and $499.9 million, respectively, in the same period one year ago. This resulted in a decrease of $2.4 million, or 1.47%, for the quarter-to-date period and a decrease of $16.8 million, or 3.36%, for the year-to-date period. Significant changes in noninterest expense for the three and nine months ended September 30, 2015 are discussed immediately after Figure 8.

Figure 8. Noninterest Expense

	Three Months Ended September 30,		% Increase (Decrease) 2015 vs 2014	Nine Months Ended September 30,		% Increase (Decrease) 2015 vs 2014
(Dollars in thousands)	2015	2014		2015	2014
Salaries and wages	$68,775	$71,769	(4.17)%	$208,175	$213,330	(2.42)%
Pension and employee benefits	16,997	18,824	(9.71)%	54,143	55,741	(2.87)%
Net occupancy expense	13,540	13,887	(2.50)%	43,221	45,248	(4.48)%
Equipment expense	12,235	12,188	0.39%	35,852	36,366	(1.41)%
Taxes, other than federal income taxes	2,003	1,286	55.75%	6,048	6,639	(8.90)%
Stationery, supplies and postage	3,304	3,723	(11.25)%	10,202	11,820	(13.69)%
Bankcard, loan processing, and other costs	12,335	11,151	10.62%	35,935	33,795	6.33%
Advertising	4,278	3,942	8.52%	10,128	11,261	(10.06)%
Professional services	5,154	5,270	(2.20)%	14,522	15,373	(5.54)%
Telephone	2,480	2,831	(12.40)%	7,654	8,596	(10.96)%
Amortization of intangibles	2,598	2,933	(11.42)%	7,794	8,802	(11.45)%
FDIC insurance expense	5,234	2,988	75.17%	15,478	14,492	6.80%
Other operating expense	11,809	12,353	(4.40)%	33,916	38,415	(11.71)%
Total noninterest expense	$160,742	$163,145	(1.47)%	$483,068	$499,878	(3.36)%

Salaries and employee benefits decreased $4.8 million, or 5.32%, in the three months ended September 30, 2015 as compared to the same prior year period and decreased $6.8 million, or 2.51%, in the nine months ended September 30, 2015 as compared to the same prior year period due to 341, or 7.93%, fewer full time equivalent employees year over year.

Income Taxes

Income tax expense was $22.7 million and $27.1 million for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended September 30, 2015 was 27.80% compared to 29.76% for the three months ended September 30, 2014.

Income tax expense was $72.6 million and $76.9 million for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the nine months ended September 30, 2015 was 29.60% compared to 30.30% for the nine months ended September 30, 2014.

LINE OF BUSINESS RESULTS

The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment.

The following tables present a summary of financial results for the three and nine months ended September 30, 2015 and 2014. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 7 (Segment Information) to the consolidated financial statements.

Figure 9. Line of Business Results

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2015	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$102,956	$308,184	$93,089	$277,616	$5,595	$16,527	$(12,521)	$(34,636)	$189,119	$567,691
Provision/(recapture) for loan losses	611	2,370	6,470	22,451	(10)	(181)	7,204	6,849	14,275	31,489
Noninterest income	24,525	68,933	25,634	71,335	15,072	43,864	6,195	19,723	71,426	203,855
Noninterest expense	59,394	182,078	87,748	263,818	13,795	40,975	(195)	(3,803)	160,742	483,068
Net income/(loss)	43,108	122,924	15,928	40,743	4,474	12,737	(4,498)	(3,669)	59,012	172,735
AVERAGES:
Assets	$9,457,387	$9,449,821	$6,101,141	$5,967,011	$299,049	$297,333	$9,360,279	$9,369,444	$25,217,856	$25,083,609
Loans	9,558,281	9,533,074	5,856,383	5,710,709	290,054	287,687	55,409	57,974	15,760,127	15,589,444
Earnings assets	9,880,128	9,834,806	5,863,020	5,718,783	290,054	287,687	6,515,775	6,494,407	22,548,977	22,335,683
Deposits	7,315,350	6,994,812	10,936,682	11,054,911	1,186,530	1,205,152	519,024	555,466	19,957,586	19,810,341
Economic capital	1,272,961	1,323,567	841,818	789,857	122,082	114,051	672,799	662,169	2,909,660	2,889,644

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2014	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$105,403	$318,237	$96,833	$287,287	$5,246	$14,963	$(9,838)	$(25,321)	$197,644	$595,166
Provision/(recapture) for loan losses	(4,988)	(628)	9,791	30,573	362	713	4,028	8,324	9,192	38,982
Noninterest income	21,096	69,083	28,382	80,923	14,108	41,624	6,147	17,933	69,733	209,564
Noninterest expense	59,984	187,391	87,379	273,470	13,571	40,266	2,211	(1,249)	163,145	499,878
Net income/(loss)	46,477	130,362	18,229	41,709	3,524	10,145	(4,333)	(5,344)	63,898	176,872
AVERAGES:
Assets	$9,407,684	$9,225,407	$5,709,775	$5,573,598	$289,549	$263,513	$9,176,768	$9,275,135	$24,583,776	$24,337,653
Loans	9,409,391	9,217,146	5,394,284	5,226,262	278,930	252,694	65,495	60,892	15,148,100	14,756,994
Earnings assets	9,715,918	9,497,907	5,421,861	5,248,016	278,930	252,694	6,387,534	6,363,215	21,804,243	21,361,832
Deposits	6,777,220	6,656,638	11,335,468	11,601,531	1,139,703	1,066,981	279,409	229,499	19,531,800	19,554,649
Economic capital	1,339,923	1,313,571	757,722	735,499	102,989	100,127	607,252	620,897	2,807,886	2,770,095

The commercial segment's net income resulted in a decrease of $3.4 million, or 7.25%, for the three months ended September 30, 2015 to $43.1 million, from $46.5 million for the three months ended September 30, 2014. TE adjusted net interest income for the commercial segment totaled $103.0 million for the three months ended September 30, 2015 compared to $105.4 million for the three months ended September 30, 2014, a decrease of $2.4 million, or 2.32%. This decrease is a result of run-off of the higher margin portfolio of acquired loans, partially offset by higher originated commercial loan balances. The provision for loan losses for the commercial segment was $0.6 million for the three months ended September 30, 2015 compared to a recapture of $5.0 million for the three months ended September 30, 2014. Net charge-offs were $4.3 million for the three months ended September 30, 2015, compared to $2.8 million during the same period in 2014. Noninterest income increased $3.4 million to $24.5 million for the three months ended September 30, 2015 compared to $21.1 million for the same period in 2014, due in part to increased Letter of Credit fees. Noninterest expense for the commercial segment was $59.4 million for the three months ended September 30, 2015, down from $60.0 million for the same period of 2014.

The retail segment's net income resulted in a decrease of $2.3 million, or 12.62%, for the three months ended September 30, 2015 to $15.9 million, from $18.2 million for the three months ended September 30, 2014. Net interest income totaled $93.1 million for the three months ended September 30, 2015 compared to $96.8 million for the three months ended September 30, 2014, a decrease of $3.7 million, or 3.87%, attributable primarily to margin compression in the acquired loan portfolio. Provision for loan losses totaled $6.5 million for the three months ended September 30, 2015 compared to $9.8 million for the three months ended September 30, 2014, a decrease of $3.3 million, or 33.92%. Net charge-offs increased slightly to $3.7 million for the three months ended September 30, 2015, compared to $3.2 million during the same period in 2014. Noninterest income was $25.6 million for the three months ended September 30, 2015 compared to $28.4 million for the three months ended September 30, 2014, a decrease of $2.7 million, or 9.68%, attributable to lower service charges on deposits and loan sales and servicing income. Noninterest expense increased $0.4 million, or 0.42%, to $87.7 million for the three months ended September 30, 2015 compared to $87.4 million for the three months ended September 30, 2014.
The wealth segment's net income resulted in an increase of $1.0 million, or 26.96%, for the three months ended September 30, 2015 to $4.5 million, from $3.5 million for the three months ended September 30, 2014. Net interest income totaled $5.6 million for the three months ended September 30, 2015 compared to $5.2 million for the three months ended September 30, 2014, an increase of $0.3 million, or 6.65%, attributable to an increase in loan and deposit balances. Recapture of provision expense increased by $0.4 million from the same period in 2014. Noninterest income was $15.1 million for the three months ended September 30, 2015 compared to $14.1 million for the three months ended September 30, 2014, an increase of $1.0 million, or 6.83%, attributable to increased trust revenue and securities fee income. Noninterest expense resulted in an increase of $0.2 million, or 1.65%, to $13.8 million for the three months ended September 30, 2015 compared to $13.6 million for the three months ended September 30, 2014.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $4.5 million for the three months ended September 30, 2015, compared to a net loss of $4.3 million for the three months ended September 30, 2014.

FINANCIAL CONDITION

Investment Securities

The following table provides information with respect to amortized cost and fair value of the Corporation's investment security portfolio.

Figure 10. Investment Securities

	September 30, 2015			December 31, 2014			September 30, 2014
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$3,912,767	$3,925,724	$12,957	$3,562,537	$3,545,288	$(17,249)	$3,494,793	$3,462,990	$(31,803)
Held-to-maturity securities (2)	2,728,638	2,728,911	273	2,903,609	2,875,920	(27,689)	3,002,262	2,947,172	(55,090)
Other securities (3)	147,955	147,955	—	148,654	148,654	—	148,421	148,421	—
Total investment securities	$6,789,360	$6,802,590	$13,230	$6,614,800	$6,569,862	$(44,938)	$6,645,476	$6,558,583	$(86,893)

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in floating rate CLOs beginning in the second quarter of 2013. The CLO portfolio had an amortized cost of $297.8 million as of September 30, 2015, compared to $297.4 million as of December 31, 2014 and $297.4 million as of September 30, 2014. Net unrealized losses on the CLO portfolio amounted to $5.3 million, $9.6 million, and $7.0 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The current yield on the CLO portfolio approximates 2.58% as of September 30, 2015. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with this strategy. As of September 30, 2015, the Corporation has purchased $38.0 million of newly issued CLO investments that Management believes to be exempt from the Volcker Rule as these CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.

Loans

Total loans at September 30, 2015 were $15.8 billion, compared to $15.3 billion at December 31, 2014, and $15.2 billion at September 30, 2014. Total loans as of September 30, 2015 include $1.9 billion in acquired loans and $236.0 million in FDIC acquired loans, including a loss share receivable of $10.9 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. FDIC acquired loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and FDIC acquired loans.

Figure 11. Period End Loans by Product Type

	As of September 30, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,521,955	40.5%	$274,552	14.4%	$38,787	17.2%	$5,835,294	37.0%
CRE	2,089,533	15.3%	497,690	26.0%	94,531	42.0%	2,681,754	17.0%
Construction	619,569	4.5%	6,172	0.3%	5,859	2.6%	631,600	4.0%
Leases	461,642	3.4%	—	—%	—	—%	461,642	2.9%
Total Commercial	8,692,699	63.7%	778,414	40.7%	139,177	61.8%	9,610,290	60.9%
Residential mortgages	673,591	4.9%	341,278	17.8%	36,362	16.2%	1,051,231	6.7%
Installment	2,899,559	21.2%	611,061	31.9%	2,156	1.0%	3,512,776	22.2%
Home equity lines	1,212,084	8.9%	184,211	9.6%	47,370	21.0%	1,443,665	9.1%
Credit card	170,392	1.3%	—	—%	—	—%	170,392	1.1%
Total Consumer	4,955,626	36.3%	1,136,550	59.3%	85,888	38.2%	6,178,064	39.1%
Subtotal	13,648,325	100.0%	1,914,964	100.0%	225,065	100.0%	15,788,354	100.0%
Loss share receivable	—	n/m	—	n/m	10,926	n/m	10,926	n/m
Total Loans	13,648,325	n/m	1,914,964	n/m	235,991	n/m	15,799,280	n/m
Allowance for loan losses	(104,055)	n/m	(4,199)	n/m	(45,196)	n/m	(153,450)	n/m
Net Loans	$13,544,270	n/m	$1,910,765	n/m	$190,795	n/m	$15,645,830	n/m

	As of December 31, 2014
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,175,201	41.4%	$449,254	18.1%	$48,837	14.7%	$5,673,292	37.1%
CRE	2,117,118	16.9%	630,674	25.4%	153,508	46.4%	2,901,300	19.0%
Construction	537,766	4.3%	6,971	0.3%	9,262	2.8%	553,999	3.6%
Leases	370,179	3.0%	—	—%	—	—%	370,179	2.4%
Total Commercial	8,200,264	65.6%	1,086,899	43.8%	211,607	63.9%	9,498,770	62.1%
Residential mortgages	625,283	5.0%	394,484	15.9%	41,276	12.5%	1,061,043	6.9%
Installment	2,393,451	19.1%	764,168	30.8%	4,874	1.5%	3,162,493	20.7%
Home equity lines	1,110,336	8.9%	233,629	9.4%	73,365	22.1%	1,417,330	9.3%
Credit card	164,478	1.3%	—	—%	—	—%	164,478	1.1%
Total Consumer	4,293,548	34.4%	1,392,281	56.2%	119,515	36.1%	5,805,344	37.9%
Subtotal	12,493,812	100.0%	2,479,180	100.0%	331,122	100.0%	15,304,114	100.0%
Loss share receivable	—	n/m	—	n/m	22,033	n/m	22,033	n/m
Total Loans	12,493,812	n/m	2,479,180	n/m	353,155	n/m	15,326,147	n/m
Allowance for loan losses	(95,696)	n/m	(7,457)	n/m	(40,496)	n/m	(143,649)	n/m
Net Loans	$12,398,116	n/m	$2,471,723	n/m	$312,659	n/m	$15,182,498	n/m

	As of September 30, 2014
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,039,320	41.7%	$551,489	20.1%	$56,076	14.2%	$5,646,885	37.1%
CRE	2,119,734	17.6%	710,495	25.9%	192,746	48.9%	3,022,975	19.9%
Construction	467,112	3.9%	10,260	0.4%	13,497	3.4%	490,869	3.2%
Leases	339,936	2.8%	—	—%	—	—%	339,936	2.2%
Total Commercial	7,966,102	66.0%	1,272,244	46.4%	262,319	66.5%	9,500,665	62.4%
Residential mortgages	605,998	5.0%	410,065	14.9%	43,672	11.1%	1,059,735	7.0%
Installment	2,277,533	18.9%	809,820	29.5%	5,148	1.3%	3,092,501	20.3%
Home equity lines	1,062,013	8.8%	252,975	9.2%	83,278	21.1%	1,398,266	9.2%
Credit card	160,113	1.3%	—	—%	—	—%	160,113	1.1%
Total Consumer	4,105,657	34.0%	1,472,860	53.6%	132,098	33.5%	5,710,615	37.6%
Subtotal	12,071,759	100.0%	2,745,104	100.0%	394,417	100.0%	15,211,280	100.0%
Loss share receivable	—	n/m	—	n/m	30,746	n/m	30,746	n/m
Total Loans	12,071,759	n/m	2,745,104	n/m	425,163	n/m	15,242,026	n/m
Allowance for loan losses	(90,883)	n/m	(6,206)	n/m	(42,988)	n/m	(140,077)	n/m
Net Loans	$11,980,876	n/m	$2,738,898	n/m	$382,175	n/m	$15,101,949	n/m

n/m = Not Meaningful
(1) Loans assumed from Citizens.
(2) Loans acquired in an FDIC-assisted transaction. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of September 30, 2015, $85.9 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2014 by $1.2 billion, or 9.24%, and increased from September 30, 2014 by $1.6 billion, or 13.06%. The loan growth was driven primarily by installment loans. Installment loans increased $506.1 million, or 21.15%, compared with December 31, 2014, and increased $622.0 million, or 27.31%, compared with September 30, 2014. This growth is a result of introducing recreational lending into the Corporation's legacy markets and expanding indirect auto lending into Michigan and Wisconsin. The leasing line of business has also seen considerable increase in activity. As of September 30, 2015, leases totaled $461.6 million compared to $370.2 million and $339.9 million at December 31, 2014 and September 30, 2014, respectively, resulting in increases of $91.5 million, or 24.71%, from December 31, 2014 and $121.7 million, or 35.80%, from September 30, 2014.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2014 by $48.3 million, or 7.73%, and increased from September 30, 2014 by $67.6 million, or 11.15%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the end of the prior year. The Corporation's mortgage banking business was restructured as of January 1, 2015. The Corporation will continue to originate residential mortgage loans but has partnered with a third party to process, underwrite, close and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages.

Outstanding home equity loans increased from December 31, 2014 by $101.7 million, or 9.16%, and increased from September 30, 2014 by $150.1 million, or 14.13%.

The Corporation has approximately $4.8 billion of loans secured by real estate. Approximately 83.13% of the property underlying these loans is located within the Corporation's primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. Total acquired loans was $1.9 billion as of September 30, 2015, a decrease from December 31, 2014 and September 30, 2014 of $564.2 million, or 22.76%, and $830.1 million, or 30.24%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loans covered by loss share agreements expired on March 31, 2015 and June 30, 2015, respectively, resulting in $2.3 million and $136.9 million of loans no longer being covered as of September 30, 2015. As of September 30, 2015, $12.7 million and $73.2 million of George Washington and Midwest loans, respectively, remained covered by single family loss share agreements, until the agreements expire in March and June of 2020.

Total FDIC acquired loans, including the loss share receivable, were $236.0 million as of September 30, 2015, a decrease from December 31, 2014 and September 30, 2014 of $117.2 million, or 33.18%, and $189.2 million, or 44.49%, respectively. The FDIC acquired loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

As of September 30, 2015, the loss share receivable related to the remaining single family covered loans was $10.9 million and recorded as part of FDIC acquired loans. The loss share receivable related to the Midwest non-single family loans was $6.7 million as of September 30, 2015 and was recorded within Accrued Interest Receivable and Other Assets in the Consolidated Balance Sheet.

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

At September 30, 2015, the allowance for originated loan losses was $104.1 million, or 0.76% of originated loans outstanding, compared to $95.7 million, or 0.77%, and $90.9 million, or 0.75%, at December 31, 2014 and September 30, 2014, respectively. The allowance equaled 221.22% of nonperforming loans at September 30, 2015 compared to 276.44% and 231.13% at December 31, 2014 and September 30, 2014, respectively. The additional reserves related to qualitative risk factors totaled $66.0 million at September 30, 2015, compared to $57.0 million and $49.6 million at December 31, 2014 and September 30, 2014, respectively. Nonperforming loans have increased by $12.4 million, or 35.88%, when compared to December 31, 2014 and increased by $7.7 million, or 19.62%, when compared to September 30, 2014.

Net charge-offs on originated loans were $8.0 million and 0.24% of average originated loans outstanding during the three months ended September 30, 2015, compared to $5.9 million and 0.20% of average originated loans outstanding during the three months ended September 30, 2014. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at September 30, 2015, December 31, 2014, and September 30, 2014 was $3.6 million, $5.8 million, and $7.0 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $107.6 million, $101.5 million, and $97.8 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Figure 12. Summary of the Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance for Originated Loan Losses - beginning of period	$101,682	$91,950	$95,696	$96,484
Originated loans charged off:
Commercial	4,476	4,046	8,738	12,256
Mortgage	409	91	1,206	1,484
Installment	4,456	4,323	13,682	12,983
Home equity	940	1,361	2,822	3,403
Credit cards	1,173	778	3,834	3,544
Leases	1,268	—	1,268	—
Overdrafts	676	811	1,713	2,048
Total charge-offs	13,398	11,410	33,263	35,718
Originated Recoveries:
Commercial	759	1,287	1,532	2,720
Mortgage	80	114	204	219
Installment	2,774	2,729	8,358	8,195
Home equity	564	708	2,016	2,227
Credit cards	331	403	1,055	1,260
Manufactured housing	7	54	26	78
Leases	730	2	737	374
Overdrafts	124	184	447	535
Total recoveries	5,369	5,481	14,375	15,608
Originated net charge-offs	8,029	5,929	18,888	20,110
Provision for originated loan losses	10,402	4,862	27,247	14,509
Allowance for originated loan losses - end of period	$104,055	$90,883	$104,055	$90,883
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of period	$3,905	$7,107	$5,848	$7,907
Provision for/(relief of) credit losses	(331)	(141)	(2,274)	(941)
Balance at end of period	$3,574	$6,966	$3,574	$6,966
Allowance for credit losses	$107,629	$97,849	$107,629	$97,849
Average originated loans outstanding	13,528,268	11,814,314	13,106,749	11,123,269
Ratio to average originated loans:
Originated net charge-offs	0.24%	0.20%	0.19%	0.24%
Provision for originated loan losses	0.31%	0.16%	0.28%	0.17%
Originated loans outstanding	$13,648,325	$12,071,759	$13,648,325	$12,071,759
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.76%	0.75%	0.76%	0.75%
As a percentage of nonperforming originated loans	221.22%	231.13%	221.22%	231.13%
As a multiple of originated net charge-offs	3.27	3.86	4.12	3.38
Allowance for credit losses:
As a percentage of period-end originated loans	0.79%	0.81%	0.79%	0.81%
As a percentage of nonperforming originated loans	228.82%	248.85%	228.82%	248.85%
As a multiple of annualized net charge-offs	3.38	4.16	4.26	3.64

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 13. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of September 30, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$52,147	$13,355	$—	$34,306	$7,394	$716	$24,316	$132,234
Allowance	7,790	703	—	1,012	203	235	939	10,882
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	71,992	787	13,262					86,041
Grade 1 allowance	—	—	—					—
Grade 2 loan balance	314,520	842	52,397					367,759
Grade 2 allowance	5	2	1					8
Grade 3 loan balance	1,312,560	381,187	52,886					1,746,633
Grade 3 allowance	460	88	21					569
Grade 4 loan balance	3,611,381	2,257,081	338,014					6,206,476
Grade 4 allowance	19,251	6,502	494					26,247
Grade 5 (Special Mention) loan balance	109,284	29,979	2,894					142,157
Grade 5 allowance	7,519	1,038	60					8,617
Grade 6 (Substandard) loan balance	46,811	25,871	2,189					74,871
Grade 6 allowance	7,948	3,276	86					11,310
Grade 7 (Doubtful) loan balance	3,260	—	—					3,260
Grade 7 allowance	21	—	—					21
Consumer loans based on payment status:
Current loan balance				2,844,487	1,200,300	167,927	636,045	4,848,759
Current loan allowance				11,746	17,108	5,531	2,887	37,272
30 days past due loan balance				13,491	2,071	836	7,374	23,772
30 days past due allowance				922	843	754	206	2,725
60 days past due loan balance				2,861	754	367	1,936	5,918
60 days past due allowance				713	515	561	301	2,090
90+ days past due loan balance				4,414	1,565	546	3,920	10,445
90+ days past due allowance				1,077	1,681	1,086	470	4,314
Total originated loans	$5,521,955	$2,709,102	$461,642	$2,899,559	$1,212,084	$170,392	$673,591	$13,648,325
Total allowance for originated loan losses	$42,994	$11,609	$662	$15,470	$20,350	$8,167	$4,803	$104,055

	As of December 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$11,759	$23,300	$—	$24,905	$7,379	$854	$25,251	$93,448
Allowance	72	2,914	—	1,178	207	296	1,283	5,950
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	52,676	1,361	4,451					58,488
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	186,278	3,454	14,959					204,691
Grade 2 allowance	8	—	1					9
Grade 3 loan balance	1,340,100	340,355	71,908					1,752,363
Grade 3 allowance	830	191	6					1,027
Grade 4 loan balance	3,413,446	2,228,833	277,277					5,919,556
Grade 4 allowance	23,562	6,118	625					30,305
Grade 5 (Special Mention) loan balance	132,764	30,247	1,389					164,400
Grade 5 allowance	8,022	751	32					8,805
Grade 6 (Substandard) loan balance	38,178	27,334	195					65,707
Grade 6 allowance	4,879	2,720	9					7,608
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balance				2,346,551	1,100,076	161,644	583,994	4,192,265
Current loan allowance				9,465	16,544	5,115	2,715	33,839
30 days past due loan balance				14,019	1,191	639	9,231	25,080
30 days past due allowance				859	581	492	209	2,141
60 days past due loan balance				3,506	569	498	1,645	6,218
60 days past due allowance				667	545	607	203	2,022
90+ days past due loan balance				4,470	1,121	843	5,162	11,596
90+ days past due allowance				749	1,447	1,456	335	3,987
Total originated loans	$5,175,201	$2,654,884	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812
Total allowance for originated loan losses	$37,375	$12,694	$674	$12,918	$19,324	$7,966	$4,745	$95,696

	As of September 30, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$11,155	$22,597	$—	$23,575	$7,624	$912	$26,108	$91,971
Allowance	1,399	1,620	—	1,086	190	322	1,435	6,052
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	42,653	695	8,929					52,277
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	214,307	3,523	12,525					230,355
Grade 2 allowance	34	(6)	3					31
Grade 3 loan balance	1,164,149	322,605	58,157					1,544,911
Grade 3 allowance	749	194	51					994
Grade 4 loan balance	3,457,948	2,174,284	258,880					5,891,112
Grade 4 allowance	23,629	6,457	637					30,723
Grade 5 (Special Mention) loan balance	119,252	38,769	1,233					159,254
Grade 5 allowance	7,201	641	32					7,874
Grade 6 (Substandard) loan balance	29,856	24,373	212					54,441
Grade 6 allowance	4,111	1,038	12					5,161
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balance				2,234,694	1,051,401	157,446	564,585	4,008,126
Current loan allowance				10,463	15,377	5,061	2,033	32,934
30 days past due loan balance				11,698	1,863	709	8,430	22,700
30 days past due allowance				783	896	541	125	2,345
60 days past due loan balance				3,447	483	400	1,815	6,145
60 days past due allowance				623	466	488	123	1,700
90+ days past due loan balance				4,119	642	646	5,060	10,467
90+ days past due allowance				705	969	1,100	292	3,066
Total originated loans	$5,039,320	$2,586,846	$339,936	$2,277,533	$1,062,013	$160,113	$605,998	$12,071,759
Total allowance for originated loan losses	$37,125	$9,944	$736	$13,660	$17,898	$7,512	$4,008	$90,883

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of September 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended September 30, 2015 and 2014, provision for loan losses, equal to net charge-offs, of $0.9 million and $3.2 million, respectively, was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

During the nine months ended September 30, 2015 there was recapture of losses on acquired impaired loan of $3.3 million compared to a provision for losses on acquired impaired loans of $5.5 million in the nine months ended September 30, 2014. The allowance for acquired impaired loan losses was $4.2 million and $6.2 million, respectively, as of September 30, 2015 and 2014. In addition to the recapture of provision in the current period, an additional $6.8 million of cash flow was reclassified from non-accretable to accretable cash flow within the quarter. Life to date, the acquired impaired portfolio’s performance has exceeded original expectations with $120.2 million being reclassified from non-accretable to accretable cash flow, while total cumulative provision has totaled $4.2 million.

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC nonimpaired acquired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of September 30, 2015, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The ALL for FDIC acquired impaired loans was $45.2 million, $40.5 million, and $43.0 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively, and is determined in a manner similar to the acquired impaired loans described above. During the three months ended September 30, 2015, $4.0 million of losses on FDIC acquired impaired loans were recognized with an offsetting increase of $0.3 million to the loss share receivable. The net provision from the impaired FDIC acquired portfolio was $3.7 million in the three months ended September 30, 2015, compared to a net recapture of $0.1 million in the three months ended September 30, 2014. The third quarter 2015 provision for the impaired FDIC acquired portfolio was impacted by actions taken in the second quarter to de-risk the portfolio. These actions resulted in a reduction in expected cash flows during the third quarter and lead to the additional provision in the third quarter of 2015.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 14. Asset Quality (1)

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$11,110	$4,153	$5,816
Consumer loans	10,257	11,088	11,472
Total restructured loans	21,367	15,241	17,288
Other nonaccrual loans:
Commercial loans	19,711	12,994	16,531
Consumer loans	5,958	6,382	5,502
Total nonaccrual loans	25,669	19,376	22,033
Total nonperforming originated loans	47,036	34,617	39,321
Other real estate, excluding covered assets (2) (3)	60,022	20,421	23,798
Total nonperforming assets ("NPAs") (3)	$107,058	$55,038	$63,119
Originated loans past due 90 days or more accruing interest	$9,888	$12,156	$8,538
Total NPAs as a percentage of total originated loans and noncovered OREO (3)	0.78%	0.44%	0.52%

(1) Due to the impact of acquisition accounting and protection against credit risk from FDIC loss share agreements, acquired loans, FDIC acquired loans and covered OREO are excluded from the asset quality figures to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired and FDIC acquired impaired loans with an accretable yield are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt, because the pool is the unit of accounting and income continues to be accreted on the pool as long as expected cash flows are reasonably estimable.
(2) As of September 30, 2015, OREO included 21 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $4.9 million.
(3) As of September 30, 2015, $40.0 million of OREO was no longer covered by a FDIC loss share agreement, therefore, was included in NPAs. OREO that remains covered by FDIC loss share agreements has considerable protection against credit risk and are not reported as NPAs.

Total nonperforming assets as of September 30, 2015 were $107.1 million, an increase of $52.0 million, or 94.52%, from December 31, 2014 and an increase of $43.9 million, or 69.61%, from September 30, 2014. Commercial nonperforming originated loans increased $13.7 million, or 79.75%, from December 31, 2014 and increased $8.5 million, or 37.92%, from September 30, 2014. Total OREO increased $39.6 million, or 193.92%, from December 31, 2014 and $36.2 million, or 152.21%, from September 30, 2014. Due to the expiration of certain FDIC loss share agreements in 2015, $40.0 million of OREO no longer covered by a FDIC loss share agreement is being being reported as nonperforming assets as of September 30, 2015.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. Borrower FICO scores are obtained from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of September 30, 2015, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 758, home equity lines at 778, residential mortgages at 746, and credit cards at 765.

Figure 15. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2015	2015	2015	2014	2014
Nonaccrual originated commercial loans - beginning of period	$37,889	$28,478	$17,147	$22,347	$21,072
Credit Actions:
New	16,899	22,400	14,557	3,275	10,381
Charged down	(4,372)	(3,104)	(221)	(330)	(4,037)
Return to accruing status	(8,904)	(6,923)	(322)	—	—
Payments	(10,691)	(2,962)	(2,683)	(8,145)	(5,069)
Nonaccrual originated commercial loans - end of period	$30,821	$37,889	$28,478	$17,147	$22,347

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 16. TDR Portfolio

(In thousands)	September 30, 2015	September 30, 2014
Originated TDRs	$114,612	$78,979
Acquired TDRs (1)	18,981	10,904
FDIC Acquired TDRs (1)	21,936	45,525
Total TDRs	$155,529	$135,408
Nonperforming TDRs	$23,369	$19,307

(1) Acquired and FDIC acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Originated consumer TDRs are predominantly composed of installment loans, first and second lien residential mortgages and home equity lines of credit. Total originated consumer TDRs represented 58.22% and 73.71% of the total originated TDR portfolio as of September 30, 2015, and September 30, 2014, respectively. The Corporation restructures residential mortgages in a variety of ways to help clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. Interest income which would have been earned in accordance with the original terms was $0.7 million and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average quarter to date deposits totaled $20.0 billion as of September 30, 2015, $19.5 billion as of December 31, 2014, and $19.5 billion as of September 30, 2014. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

Figure 17. Respective Rates of Deposit Products and Funding

	Three Months Ended
	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,897,768	—%	$5,706,631	—%	$5,603,104	—%
Interest-bearing	3,353,541	0.09%	3,021,188	0.10%	3,100,904	0.10%
Savings and money market accounts	8,480,682	0.26%	8,381,548	0.26%	8,492,172	0.26%
Certificates and other time deposits	2,225,595	0.49%	2,341,280	0.43%	2,335,620	0.48%
Total customer deposits	19,957,586	0.18%	19,450,647	0.18%	19,531,800	0.19%
Securities sold under agreements to repurchase	1,109,924	0.09%	1,241,948	0.09%	1,182,507	0.09%
Wholesale borrowings	377,594	1.23%	450,587	1.14%	438,941	1.26%
Long-term debt	497,566	3.32%	350,535	3.69%	320,387	4.68%
Total funds	$21,942,670	0.27%	$21,493,717	0.25%	$21,473,635	0.27%

Average quarter to date demand deposits comprised 46.36% of average deposits during the three months ended September 30, 2015, compared to 44.87% during the three months ended December 31, 2014, and 44.56% during the three months ended September 30, 2014. Savings accounts, including money market products, made up 42.49% of average deposits during the three months ended September 30, 2015 compared to 43.09% during the three months ended December 31, 2014, and 43.48% during the three months ended September 30, 2014. Certificates and other time deposits made up 11.15% of average deposits during the three months ended September 30, 2015, 12.04% during the three months ended December 31, 2014, and 11.96% during the three months ended September 30, 2014.

The average cost of interest-bearing deposits, federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt was down 1 basis points compared to the same period one year ago, or 2.70% for the three months ended September 30, 2015.

The following table in Figure 18 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended September 30, 2015 by time remaining until maturity.

Figure 18. Certificates and Other Time Deposits in increments of $100 Thousand or More

(In thousands)
Time until maturity:	Amount
Under 3 months	$172,171
3 to 6 months	184,726
6 to 12 months	177,595
Over 12 months	232,986
Total	$767,478

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $2.9 billion as of September 30, 2015, compared with $2.8 billion as of December 31, 2014, and $2.8 billion as of September 30, 2014. The Corporation's Common Stock is traded on the NASDAQ under the symbol FMER with 11,809 holders of record at September 30, 2015.

•
At September 30, 2015, the Corporation's common equity value per common share was $17.12 based on approximately 165.8 million shares outstanding at September 30, 2015, compared to $16.53 based on approximately 165.4 million shares outstanding at December 31, 2014, and $16.45 based on approximately 165.4 million shares outstanding at September 30, 2014.

•	At September 30, 2015, the Corporation's tangible book value per common share was $12.26 compared to $11.62 at December 31, 2014, and $11.52 at September 30, 2014.

•	At September 30, 2015, the Corporation's book value per common share was $17.72, compared to $17.14 at December 31, 2014, and $17.05 at September 30, 2014.

•
At September 30, 2015, the Corporation had approximately 4.4 million treasury shares, compared to approximately 4.8 million treasury shares at December 31, 2014 and approximately 4.8 million treasury shares at September 30, 2014. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the third quarter of 2015, the Corporation made a dividend payment of $0.17 per share, or $28.2 million in the aggregate, on its Common Stock. As of September 30, 2015, the dividend of $0.17 per common share has annualized rate of $0.66 per common share. Also, in the third quarter of 2015, the Corporation made a quarterly dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.37 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE.

On May 13, 2015, the Corporation repurchased a warrant previously issued by Citizens to the U.S. Treasury for $12.2 million, which resulted in a reduction to capital surplus in the amount of $9.2 million.

The following table in Figure 19 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 19. Changes in Common Stock Outstanding

	2015	2015	2015	2014	2014
(Shares in thousands)	3rd qtr	2nd qtr	1st qtr	4th qtr	3rd qtr
Beginning of period	165,773	165,453	165,390	165,384	165,393
Issued/(repurchased)	(20)	(210)	(66)	(15)	(10)
Reissued/(returned) under employee benefit plans, net	6	530	129	21	1
End of period	165,759	165,773	165,453	165,390	165,384

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to tangible assets of 8.31% at September 30, 2015, compared with 7.98% at December 31, 2014, and 8.01% at September 30, 2014.

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

As of September 30, 2015, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 20. Capitalization Tables

(Dollars in thousands)	September 30, 2015		December 31, 2014		September 30, 2014
Consolidated
Total equity	$2,937,300	11.63%	$2,834,281	11.38%	$2,820,431	11.46%
Common equity (1)	2,837,300	11.24%	2,734,281	10.98%	2,720,431	11.05%
CET1 capital (1) (2)	2,074,810	10.67%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	1,904,461	10.95%	1,847,161	10.60%
Tier 1 capital (1) (2)	2,074,810	10.67%	2,004,461	11.53%	1,947,161	11.17%
Total risk-based capital (1) (2)	2,689,003	13.83%	2,653,893	15.26%	2,344,137	13.45%
Tier 1 leverage (2)	2,074,810	8.51%	2,004,461	8.43%	1,947,161	8.22%
Tangible common equity (1)	2,032,334	8.31%	1,921,521	7.98%	1,904,738	8.01%

	September 30, 2015		December 31, 2014		September 30, 2014
Bank Only
Total equity	$3,080,513	12.21%	$2,932,847	11.79%	$2,898,040	11.79%
Common equity (1)	3,080,513	12.21%	2,932,847	11.79%	2,898,040	11.79%
CET1 capital (1) (2)	2,215,655	11.40%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	2,132,217	12.25%	2,045,397	11.73%
Tier 1 capital (1) (2)	2,215,655	11.40%	2,127,065	12.22%	2,040,230	11.70%
Total risk-based capital (1) (2)	2,620,619	13.49%	2,521,412	14.49%	2,182,108	12.51%
Tier 1 leverage (2)	2,215,655	9.10%	2,127,065	8.94%	2,040,230	8.64%
Tangible common equity (1)	2,275,547	9.31%	2,120,087	8.81%	2,082,347	8.76%

(1) See Figure 2 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 capital and the CET1 risk-based capital ratio. September 30, 2015 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 and September 30, 2014 amounts and ratios are reported on a Basel I basis.

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

Presented below is the Corporation’s interest rate risk profile as of September 30, 2015 and 2014:

Figure 21. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2015	(5.36)%	2.12%	4.08%	5.62%
September 30, 2014	(4.16)%	1.70%	3.40%	4.78%

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

Presented below is the Corporation’s EVE profile as of September 30, 2015 and 2014:

Figure 22. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2015	(4.68)%	1.93%	2.59%	2.38%
September 30, 2014	(3.25)%	1.34%	1.75%	1.64%

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 88.70% of total deposits at September 30, 2015. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.7 billion as of September 30, 2015.

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

Funding Trends for the Quarter - During the three months ended September 30, 2015, lower cost core deposits increased by $131.8 million from the second quarter 2015. In the aggregate, there was an increase in deposits of $148.1 million from June 30, 2015. The Corporation’s loan to deposit ratio decreased to 79.71% as of September 30, 2015 from 79.83% as of June 30, 2015. Securities sold under agreements to repurchase decreased $311.0 million from June 30, 2015. Wholesale borrowings and long-term debt had a net increase of $26.8 million from June 30, 2015.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended September 30, 2015, the Bank paid $38.9 million in dividends to the Corporation. As of September 30, 2015, the Bank had an additional $411.3 million available to pay dividends without regulatory approval.

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
During the quarter ended September 30, 2015, there was no change in internal control over financial reporting, as described in "Internal Control-Integrated Framework," as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the third quarter of the 2015 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
July 1 - July 31, 2015	11,868	$22.02	—	396,272
August 1 - August 31, 2015	5,266	21.13	—	396,272
September 1 - September 30, 2015	3,361	23.15	—	396,272
Total	20,495	$21.98	—	396,272

(1)
Reflects 20,495 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the third quarter of 2015.

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)

October 30, 2015

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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.