Form 10-K
period 2015-12-31
FIRSTMERIT CORP /OH/
filed 2016-02-22
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2015 the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $3,453,043,279 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2016
Common Stock, no par value	165,754,538
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on 4/20/2016	Part III
(Proxy Statement)

The acronyms and abbreviations identified below are used in this Form 10-K including the Notes to Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic Bancorp Inc. acquisition date of April 12, 2013	Federal Reserve	The Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Management Committee	FHLB	Federal Home Loan Bank, including the Federal Home Loan
ALL	Allowance for loan losses	FHLMC	Federal Home Loan Mortgage Corporation
AOCI	Accumulated other comprehensive income (loss)	FICO	Fair Isaac Corporation
APBO	Accumulated pension benefit obligation	FINRA	Financial Industry Regulatory Authority
ASC	Accounting standards codification	FNMA	Federal National Mortgage Association
ASU	Accounting standards update	FRAP	Fixed Rate Advantage Program
Bank	FirstMerit Bank N.A.	FRB	Federal Reserve Bank
Basel I	Basel Committee’s 1988 Capital Accord	FSOC	Financial Stability Oversight Council
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	GAAP	United States generally accepted accounting principles
Basel Committee	Basel Committee on Banking Supervision	GSE	Government sponsored enterprise
BHC	Bank holding company	G-SIFI	Globally Systematically Important Financial Institution
BHCA	Bank Holding Company Act of 1956, as amended	ISDA	International Swaps and Derivatives Association
CCAR	Comprehensive Capital Analysis and Review	LIBOR	London Interbank Offered Rate
CET1	Common equity tier 1 capital	Management	FirstMerit Corporation’s Management
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
Citizens	Citizens Republic Bancorp Inc.	MSRs	Mortgage servicing rights
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	NASDAQ	The NASDAQ Stock Market LLC
CLO	Collateralized loan obligations	NPR	Notice of Proposal Rulemaking
CMO	Collateralized mortgage obligations	NYSE	New York Stock Exchange
Common Stock	Common Shares, without par value	OCC	Office of the Comptroller of the Currency
Corporation	FirstMerit Corporation and its Subsidiaries	OCI	Other comprehensive income (loss)
CPR	Conditional Prepayment Rate	OREO	Other real estate owned
CRA	The Community Reinvestment Act	OTTI	Other-than-temporary impairment
CRE	Commercial Real Estate	Parent Company	FirstMerit Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
DIF	Federal Deposit Insurance Fund	RIP	Retirement Investment Plan
DTA	Deferred tax asset	ROA	Return on average assets
DTL	Deferred tax liability	ROE	Return on average equity
EPS	Earnings per share	SEC	United States Securities and Exchange Commission
ERISA	Employee Retirement Income Security Act of 1974	TARP	Troubled Asset Relief Program
ERM	Enterprise risk management	TDR	Troubled debt restructuring
ESOP	Employee stock ownership plan	TE	Fully taxable equivalent
EVE	Economic value of equity	U.S. Treasury	United States Department of the Treasury
FASB	Financial Accounting Standards Board	UTB	Unrecognized tax balance
FDIA	Federal Deposit Insurance Act	VIE	Variable interest entity
FDIC	The Federal Deposit Insurance Corporation

PART I

ITEM 1.	BUSINESS.

OVERVIEW

The Corporation (“we,” “our,” “ours,” and “us”) is a $25.5 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1965 (The ”BHCA”). The Corporation’s principal business consists of owning and supervising its affiliates. The principal executive offices of the Corporation are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

We operate primarily through the Bank and its other subsidiaries, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout Ohio, the Chicago, Illinois—metropolitan area, Michigan, Wisconsin and Western Pennsylvania.

At December 31, 2015, the Bank, the Corporation’s principal subsidiary, operated a network of 366 banking offices and 400 automated teller locations. Its offices span a total of 42 counties in Michigan (primarily in the lower peninsula in the geographic areas of mid-Michigan and southeast Michigan with concentrations in Genesee, Oakland and Saginaw counties), 27 counties in Wisconsin (including Brown, Calumet, Crawford, Dane, Door, Douglas, Grant, Green, Jefferson, Kewaunee, Lafayette, Langlade, Lincoln, Manitowoc, Marinette, Milwaukee, Oconto, Oneida, Outagamie, Polk, Portage, Vilas, Walworth, Waukesha, Waupaca, Waushara and Winnebagao), 22 counties in Ohio (including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Stark, Summit, Tuscarawas, Wayne and Wood), six counties in Illinois (including Cook, DuPage, Kane, Lake, McHenry and Will), and Lawrence County in Pennsylvania. In our principal markets in Northeastern Ohio, we serve over 421,000 retail households and commercial businesses in the 21st largest consolidated metropolitan statistical area in the United States by population (which combines the primary metropolitan statistical areas for Cleveland-Elyria-Mentor, Akron and Ashtabula, Ohio). In the Detroit-Warren-Dearborn-Ann Arbor geographic area, we serve over 196,000 retail households and commercial businesses in the 11th largest metropolitan area with a population of 4.7 million. In the Milwaukee metropolitan area, we serve over 58,000 retail households and commercial businesses with a population of 1.6 million. We have 39 branches in the Chicago, Illinois area, which is the third largest metropolitan statistical area in the United States by population (the Chicago-Naperville-Joliet, IL-IN-WI area) with a population of over 9.6 million, where we serve approximately 74,000 retail households and commercial businesses.

The Corporation had 4,112 employees at December 31, 2015.

MERGER WITH HUNTINGTON
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Huntington Bancshares Incorporated, Columbus, Ohio (“Huntington”) and West Subsidiary Corporation, an Ohio corporation and a direct, wholly owned subsidiary of Huntington (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Corporation (the “Merger”), with the Corporation as the surviving corporation. As soon as reasonably practicable thereafter, the Corporation will merge with and into Huntington, with Huntington surviving (the “Second Step Merger” and, together with the Merger, the “Mergers”). Following the Second Step Merger, the Bank will merge with and into The Huntington National Bank (“Huntington Bank”), a national bank that is a wholly owned subsidiary of Huntington (the “Bank Merger”), with Huntington Bank as the surviving bank. The Merger Agreement has been approved by the Boards of Directors of each of FirstMerit, Huntington and Merger Sub.
Subject to the terms and conditions of the Merger Agreement, at the Merger’s effective time (the “Effective Time”), the Corporation’s shareholders will have the right to receive (i) 1.72 shares (the “Exchange Ratio”) of Huntington common stock, par value $0.01 per share, and (ii) $5.00 in cash, for each share of Corporation common stock, without par value (the consideration described in clauses (i) and (ii), the “Per Share Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Second Step Merger, each share of Corporation 5.875% Non-Cumulative Perpetual Preferred Stock, Series A without par value (“Corporation Preferred Stock”), will be converted into the right to receive a share of a newly created series of preferred stock of Huntington having such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, not materially less favorable to the holders thereof than such Corporation Preferred Stock. In addition, certain Corporation equity awards will vest and be settled at the Effective Time based on the Per Share Merger Consideration, and certain Corporation equity awards will be converted into equity awards in respect of Huntington common stock as adjusted to reflect the transaction, in each case, as provided for in the Merger Agreement.
The Merger Agreement also provides, among other things, that at the Effective Time, four current members of the Corporation’s board of directors selected by Huntington in consultation with the Corporation will be appointed as directors of Huntington. Each such director appointed will be given the opportunity to serve on at least one committee of the board of directors of Huntington and at least one Corporation director will be appointed to the Community Development Committee of the board of directors of Huntington. The Merger Agreement also provides that Huntington will invite the Corporation directors who do not join the board of directors of Huntington to serve as members of Huntington’s existing Greater Akron-Canton Region Advisory Board for three years.
Additionally, the Merger Agreement provides that prior to the closing date of the Merger, Huntington will establish a new charitable foundation dedicated to grant making, charitable contributions and support in the city of Akron, Ohio, to which it will contribute $20,000,000 over a ten-year period.

The Merger Agreement contains customary representations and warranties from both the Corporation and Huntington, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Corporation’s and Huntington’s respective businesses during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the Corporation’s obligation to call a meeting of its shareholders to adopt the Merger Agreement and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, (3) Huntington’s obligations to call a meeting of its stockholders to approve the issuance of Huntington common stock as consideration in the Merger and to recommend that its stockholders approve such issuance and (4) the Corporation’s non-solicitation obligations relating to alternative acquisition proposals. The Corporation and Huntington have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement.
The completion of the Mergers is subject to customary conditions, including, among others, (1) the adoption of the Merger Agreement by the Corporation’s shareholders and the approval by Huntington’s stockholders of the issuance of Huntington common stock in connection therewith, (2) authorization for listing on the NASDAQ of the shares of Huntington common stock to be issued in the Merger and authorization for listing on the New York Stock Exchange or the NASDAQ of the shares of Huntington preferred stock to be issued in the Second Step Merger, (3) the effectiveness of the registration statement on Form S-4 for the Huntington common stock and the Huntington preferred stock to be issued in the Mergers, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Mergers or the Bank Merger or making the consummation of the Mergers illegal and (5) the receipt of required regulatory approvals, including the approval of the FRB and the OCC. Each party’s obligation to complete the Mergers is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Mergers, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. The Merger Agreement provides certain termination rights for both the Corporation and Huntington and further provides that a termination fee of $100.6 million will be payable by the Corporation to Huntington in connection with the termination of the Merger Agreement under certain circumstances.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been previously filed with the SEC on a Form 8-K dated January 28, 2016. The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

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

The Bank has 20 wholly-owned subsidiaries. A complete list of its subsidiaries are included in Exhibit 21 to this Form 10-K. The following are the principal operating subsidiaries of the Bank:

•	FirstMerit Mortgage Corporation, located in Canton, Ohio, provides mortgage loan servicing for itself and the Bank;

•	FirstMerit Equipment Finance Company, Inc. provides commercial lease financing and related services;

•	FirstMerit Insurance Group, Inc., which provides financial and insurance consulting services;

•	FirstMerit Insurance Agency, Inc., an insurance agency licensed to sell life insurance products and annuities;

•	FirstMerit Title Agency, Ltd., an insurance agency providing complete title insurance services; and

•	CPHCSUB, LLC and CREPD, LLC, each of which holds foreclosed commercial and construction real properties.

Several Bank subsidiaries, including CPHCSUB, LLC and CREPD, LLC, hold distressed commercial and construction real properties, received through the loan foreclosure process. These properties are held as OREO while being managed and remarketed for sale. The assets held as OREO for CPHCSUB, LLC was zero at December 31, 2015, as compared to $0.1 million, at December 31, 2014. The assets held as OREO for CREPD, LLC was $0.5 million at December 31, 2015, as compared to and $3.8 million at December 31, 2014.

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

AVAILABILITY OF SEC FILINGS

We use our website, www.firstmerit.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K, unless expressly noted.

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

Significant aspects of the laws and regulations that apply to the Corporation are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied, by federal or state regulatory agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment. The numerous regulations required by changes in applicable statutes, legislation, including the Dodd-Frank Act, regulations, policies and practices, including changes in the capital adequacy rules applicable to the banking industry, including us and our subsidiaries, may have a material adverse effect on the Corporation and its business.

The Dodd-Frank Act

The Dodd-Frank Act was signed into law on July 21, 2010, and effected sweeping financial regulatory reforms, including the following:

•
Created the CFPB as a new agency to centralize responsibility for regulating consumer financial services and products, including implementing, examining and enforcing compliance with federal consumer financial laws;

•
Authorized the elimination by the Federal Reserve of federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

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

•
Extended to most bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital, subject to certain phase-in periods and grandfathered exceptions;

•	Required capital requirements to be countercyclical so they increase during economic expansions ;

•	Expanded the requirement for holding companies to serve as sources of financial strength to their subsidiary FDIC-insured depository institutions;

•	Required bank holding companies and banks both to be well-capitalized and well-managed in order to acquire banks located outside their home state;

•
Changed the federal deposit insurance assessment base from the amount of insured deposits to average consolidated assets less average tangible capital, eliminated the maximum size of the DIF, and increased the minimum size of the DIF and the DIF’s reserve ratio and facilitated the FDIC’s changes to risk-based insurance assessments;

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

•	Implemented corporate governance revisions applicable to all public companies (not just financial institutions), including revisions regarding executive compensation disclosure;

•	Restricted the ability of banks to sponsor or invest in private equity or hedge funds and to engage in proprietary trading under the “Volcker Rule”;

•	Increased the authority of the Federal Reserve and the FDIC to examine nonbank subsidiaries; and

•	Required annual capital stress testing for institutions with $10 billion or more in assets.

Many aspects of the Dodd-Frank Act are subject to rulemaking which is continuing, and various rules are being phased in. This makes it difficult to assess the overall financial impact the Dodd-Frank Act will have on the Corporation, and its customers and the financial services industry, generally. However, the legislative provisions that affect the payment of interest on demand deposits and assessment of interchange fees have increased and are likely to continue to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate (for more information, see Item 1A, Risk Factors – “Debit card interchange fee regulation may have a material adverse effect on our business, financial condition and results of operations”). Provisions in the Dodd-Frank Act and the final U.S. “Basel III” capital rules, which revise the definitions and types of capital and the risk weightings of on- and off-balance sheet exposures may increase our capital requirements, which could require us to seek other sources of capital in the future and will limit the types of instruments includable in capital. Compliance and other operating costs have increased as a result of the Dodd-Frank Act and related rules and policies. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting the Corporation.

Regulatory Agencies

Bank Holding Company. The Corporation, as a bank holding company, is registered with the Federal Reserve under the BHCA and is subject to examination, supervision, and regulation by the Federal Reserve.

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

Bank Holding Company Regulation

As a bank holding company, the Corporation’s activities are limited by and subject to, extensive regulation by the Federal Reserve or its delegees under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The Corporation is required to file periodic reports with the Federal Reserve and such additional information as the Federal Reserve may require, and is subject to examination by the Federal Reserve.

The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist, removal orders and other formal and informal enforcement actions;

•	require that a bank holding company divest businesses and subsidiaries (including its subsidiary banks); and

•
in general, initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices and order the cessation of any activity that it has reasonable grounds to believe constitutes a serious risk to the soundness, safety or stability of an institution or its subsidiaries.

A bank holding company is expected by the Federal Reserve to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. The Federal Reserve may require a bank holding company to contribute additional capital to an under-capitalized subsidiary bank and may limit the payment of dividends and payment of interest or other distributions to the holding company’s shareholders and holders of its other capital instruments. The Dodd-Frank Act codified the Federal Reserve’s source of strength policy as Section 38A of the FDIA, requiring holding companies to provide financial assistance to their FDIC insured depository institution subsidiaries in financial distress. The Dodd-Frank Act required regulations to be adopted by the Federal Reserve implementing Section 38A of the FDIA. The prompt corrective action rules require “undercapitalized” institutions to submit capital restoration plans guaranteed, up to limitations, by their holding companies.

The BHCA requires prior approval by the Federal Reserve for a bank holding company to directly or indirectly acquire more than 5% of the voting shares in any bank or bank holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the applicant’s anti-money laundering compliance, the institutions financial and managerial resources, and the acquiring institution’s record under the Community Reinvestment Act of addressing the credit needs of the communities it serves. The Dodd-Frank Act also requires the Federal Reserve to consider a transaction’s risks to the stability of the U.S. banking or financial system.

The BHCA also restricts the nonbanking activities of the Corporation to those determined by the Federal Reserve to be so closely related to managing or controlling banks as to be properly incident thereto. The BHCA allows bank holding companies to elect to become financial holding companies that can engage in a broader range of activities that are financial in nature, or incidental or complementary to such financial activity. FirstMerit has not elected to become a financial holding company. Transactions among the Bank and its affiliates are also subject to certain limitations and restrictions under the Federal Reserve Act and Federal Reserve Regulation W, as described more fully below under “Dividends and Transactions with Affiliates.”

Dividends and Transactions with Affiliates

The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation’s principal source of funds to pay dividends on its Common Stock and Preferred Stock and service its debt is dividends from the Bank and its other subsidiaries. The National Bank Act and OCC regulations limit the amount of dividends that the Bank may pay to the Corporation without prior regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”) and adequate liquidity. The Federal Reserve and the OCC have policies that provide that FDIC insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the prior approval of the OCC is required for the payment of a dividend by the Bank, if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has the authority to limit dividends payable by national banks. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong, and at the end of 2015 reinforced it guidance on dividends, stock repurchases, and other “capital actions”. Lastly, the U.S. Basel III capital rules adopted in 2013 have a new capital measure called

“Common Equity Tier 1” (“CET1”) and a CET1 conservation buffer of 2.50% when fully phased in on January 1, 2019. There is a “CET1” to risk weighted measure. Deficiencies in the CET1 conservation buffer will restrict or prohibit dividends, stock buybacks and discretionary cash bonuses. These capital actions and discretionary bonuses are subject to regulatory discretion in light of various factors such as bank risks, results of stress tests and enforcement actions, among other things. Thus, the ability of the Corporation to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies, capital guidelines, the annual stress tests and our capital planning activities.

The Bank is subject to restrictions under Federal Reserve Regulation W that limit the transfer of funds or other items of value from the Bank to the Corporation and its nonbanking affiliates, whether in the form of loans and other extensions of credit, investments and asset or security purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate including guarantees, each of which is referred to as a “covered transaction.” These regulations limit the types and amounts of transactions (including loans and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Corporation or its nonbank subsidiaries, to 10% of the Bank’s capital stock and surplus, and, as to the Corporation and all nonbank subsidiaries in the aggregate, to 20% of the Bank’s capital stock and surplus.

In the event of the Corporation’s bankruptcy, commitments by the Corporation to a federal bank regulatory agency to maintain the capital of the Bank pursuant to a capital restoration plan will be entitled to priority of payment.

Regulation of National Banks

As a national bank, the Bank is subject to regulation and regular examinations by the OCC. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC is required to consider factors similar to the Federal Reserve under the BHCA, including the applicant’s financial and managerial resources, competitive effects and public benefits of the transactions, the applicant’s performance in meeting community needs under the Community Reinvestment Act and the effectiveness of the entities in restricting money laundering activities.

The Bank is a member of the FDIC’s DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (as described more fully below under “Deposit Insurance”).

Under the Dodd-Frank Act, the Bank also is subject to regulation and examination by the CFPB, with respect to consumer financial services and products.

Consumer Mortgage Rules. In January 2013, the CFPB issued its final rule to establish certain minimum requirements for creditors when making ability-to-pay determinations and establish certain protections from liability for mortgages meeting the definition of “qualified mortgages”. The final rule became effective on January 10, 2014.

The CFPB also issued final mortgage servicing rules in January 2013. Among other things, the final rules provide for error correction, forced-place collateral insurance, rate adjustment notices on adjustable rate mortgages, and certain periodic disclosures to borrowers. These rules apply directly to the Bank and to any third-party mortgage servicer we engage, and became effective on January 10, 2014.

The Volcker Rule. The Volcker Rule, Section 13 of the BHCA, prohibits an insured depository institution and its affiliates from engaging in certain types of proprietary trading and restricts the ability of banks to sponsor or take ownership interests in private equity or hedge funds.

Among other things, the Volcker Rule regulations, as originally adopted, may affect holdings of CLOs. Based on current information available, we believe that as holders of senior secured debt, we do not hold any equity or other “ownership interests” in these CLOs, and therefore expect to be able to hold these investments until their stated maturities with no restriction. In December 2014, the Federal Reserve extended its Volcker Rule compliance period to July 21, 2016, and stated its interest to grant, in 2015, a further extension to July 21, 2017. The Federal Reserve did not act in 2015 on the further one year extension, as contemplated. A forced sale of some of these investments could result in the Bank receiving less value than it would otherwise have received.

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

The banking agencies issued Supervisory Guidance on Stress Testing for Banking Organizations With More Than $10 Billion in Total Consolidated Assets on May 17, 2012. In March 2014, the OCC, the Federal Reserve and the FDIC issued Final Supervisory Guidelines on Implementing Dodd Frank Act Company-Run Stress Tests for Banking Organizations with Total Consolidated Assets of More Than $10 Billion but Less Than $50 billion. The OCC released its Annual Stress Test Baseline, Adverse, and Severely Adverse Scenarios for 2016 on January 28, 2016.

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
The federal banking agencies may, and in some cases must, take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized,” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well-capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. The holding company of any undercapitalized depository institution must guarantee, in part, the bank’s capital restoration plan, which guaranty is given a priority in bankruptcy of the holding company.
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
In December 2010, the Basel Committee released a final framework for strengthening international capital and liquidity regulation, Basel III, and in October 2013, the Federal Reserve and OCC released final U.S. Basel III rules. When fully phased-in, U.S. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. Basel III final capital framework, among other things, (i) introduces a new capital measure of tangible common equity called “CET1”, (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) expands the scope of the adjustments as compared to existing regulations, (iv) establishes capital conservation buffers, which if not maintained, will limit or prohibit, based on the size of the deficiency, the payment of dividends or discretionary bonuses and stock repurchases, and (v) revises the prompt corrective action rules to conform to the revised capital rules.

Under the U.S. Basel III capital requirements, each element of regulatory capital has been redefined as to the character of instruments included as regulatory capital, and instruments that comprise regulatory capital have been limited. The following are the components of regulatory capital under these rules:

•	CET1 capital — common stock and related surplus, retained earnings, AOCI, common equity Tier 1 minority interest;

•	Additional Tier 1 capital — perpetual noncumulative preferred stock that is classified as equity under GAAP, and Tier 1 minority interest not included in CET1 capital; and

•
Tier 2 capital — subordinated debt and preferred stock not included in Tier 1, total capital minority interests not included in Tier 1 capital, allowance for loan and lease losses not exceeding 1.25% of risk-weighted assets.

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

The phase-in period started on January 1, 2015, banks are now required to maintain 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, and 8.0% total capital to risk-weighted assets. As of January 1, 2015, the deductions from CET1 capital are now limited to 40% of the final phased in deduction. As of January 1, 2016, the capital conservation buffer began at 0.625% and is being phased in over a four-year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).

U.S. Basel III also provides for a “countercyclical capital buffer,” generally imposed when federal regulatory agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be in addition to the capital conservation buffer in the range of 0.0% to 2.5% when fully implemented, potentially resulting in total buffers of 2.5% to 5.0%. The countercyclical capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when applicable) will have constraints imposed on their dividends, equity repurchases and compensation, based on the amount of the shortfall.

The U.S. Basel III final rule provides for a number of new deductions from and adjustments to CET1, including the deduction of goodwill and intangibles, net of associated DTLs, deferred tax assets arising from net operating losses and tax credit carryforwards, gains on sales from any securitization exposure and defined benefit pension fund net assets. Generally CET1 is further reduced by threshold deductions of mortgage servicing assets, DTAs and significant common stock investments in unconsolidated financial institutions that are individually greater than or collectively greater than 10.0% of CET1 or 15.0% of CET1 after the specified deductions. Implementation of the deductions and other adjustments to CET1 are being phased-in over a five-year period.

The Basel Committee is considering further amendments to U.S. Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions or “G-SIFIs.” The Company and the Bank are not G-SIFIs. In addition to U.S. Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions or “SIFIs”, and has adopted separate rules regarding liquidity. U.S. regulatory agencies also are considering the Basel Committee’s proposals, as well as other capital and liquidity rules, especially with respect to larger, systemically important institutions. Our regulators may impose additional capital requirements in light of an individual institution’s risks and condition. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity, even though we are not a SIFI.

Deposit Insurance

The FDIC assesses deposit insurance premiums on all FDIC insured depository institutions based on average consolidated assets less average tangible capital and FDIC risk categories. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and has applied by the FDIC’s risk rating system.
In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.
In October 2010, the FDIC adopted a new DIF restoration plan to increase the DIF reserve ratio to 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually during the five-year amended DIF Restoration Plan adopted in 2010, the FDIC will update its loss and income projections for the DIF and, if needed, change deposit insurance assessment rates. In its last publicly available report, dated March 28, 2014, the FDIC projected that the DIF balance “remains on track to meet the requirements of the Restoration Plan and Dodd-Frank” and that no adjustments were needed at that time. The DIF was $70.1 billion at September 30, 2015 and the DIF ratio was 1.09%.
The FDIC has risk scorecards, one for most large institutions such as the Bank that have more than $10 billion in assets, and another for “highly complex” institutions that generally have over $50 billion in assets and are controlled by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score which are weighted by their components. Large banks’ deposit insurance scorecard combines (i) CAMELS component ratings, (ii) financial measures of a bank’s ability to withstand asset-related and funding-related stresses, and (iii) a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank’s failure. The score is converted to an assessment rate.
For large institutions, including the Bank, generally the base assessment rate currently ranges from 5 to 35 annual basis points. Adjustments for long-term unsecured debt, holdings of other depository institutions’ long-term debt, and for banks not well rated or well-capitalized could change the ranges of total base assessment rate, which currently is 2.5 to 45 basis points annually.
Assessment rates for both large and small banks are subject to adjustment. Assessment rates decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt; (ii) increase for holdings of long-term unsecured or subordinated debt issued by other insured banks (the “Depository Institution Debt Adjustment” or “DIDA”); and (iii) increase for banks that are not well-rated or well-capitalized, and for significant holdings of brokered deposits.

All FDIC insured depository institutions must pay an additional quarterly assessment, based on average consolidated assets less average tangible capital, to pay interest on bonds issued by the FICO. The FICO bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation, which formerly insured the Federal thrifts. The FICO assessments are adjusted quarterly, and have been declining. These are 0.58 basis points annually for the first quarter of 2016 compared to 0.60 and 0.62 basis points annually in the fourth quarters of 2015 and 2014, respectively. All outstanding FICO bonds are scheduled to mature in 2017-2019. The Corporation’s FICO assessments have averaged $1.37 million annually since 2013.

The Corporation’s total FDIC insurance expense was $20.7 million, $20.5 million, and $17.7 million in 2015, 2014, and 2013, respectively. FDIC deposit insurance assessments are based upon the FDIC’s DIF reserve ratio and the FDIC’s DIF restoration plan, DIF’s losses, including losses from bank failures, and continuing changes to the FDIC’s deposit insurance assessment methods, as well as our assessment ratings. Therefore, we may experience further increases in our FDIC insurance assessments due not only to growth in our assessment base, but due to these other factors, which are difficult to predict, and which could have a material adverse effect on the Corporation’s interest margins and earnings.

On October 22, 2015, the FDIC Board of Directors approved a Notice of Proposed Rulemaking ("NPR") to implement Dodd-Frank provisions (1) raising the DIF’s minimum reserve ratio from 1.15 % to 1.35%; (2) requiring that the DIF reserve ratio reach 1.35 % by September 30, 2020; and (3) requiring that the FDIC offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion ("Small Banks"). The NPR proposes to surcharge insured depository institutions with total consolidated assets of $10 billion or more and grant credits to banks with fewer assets for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15 % to 1.35%. This proposal could increase our FDIC insurance assessments.

Fiscal and Monetary Policies
The Corporation’s business and earnings are affected significantly by federal fiscal and monetary policies. The Corporation is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates charged to depository institutions for borrowings from the Federal reserve, and (c) imposing or changing reserve requirements against depository institutions’ deposits. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as interest rates generally, which, in turn affect the interest rates charged on loans and paid on deposits. Federal Reserve policies have a material effect on the earnings of the Corporation. Since September 21, 2011, the Federal Reserve has been engaged in a series of securities purchase programs called “quantitative easing” and until the Federal Reserve’s Federal Open Market Committee (“FOMC”) December 16, 2015 meeting, has set the targeted federal funds rate at 0% - 0.25% annually. These actions have resulted in historically low interest rates. The Federal Reserve indicated in March 2015 that it expects that it would raise the target range for the federal funds rate when it had seen further improvement in the labor market and was reasonably confident that inflation would move back to its 2% objective over the medium term. At its December 2015 meeting, the FOMC, for the first time in seven years, raised its target federal ratio. This ratio was increased to 25 to 50 basis points and the Federal Reserve indicated further increases would be gradual and based on economic conditions. The Federal Reserve also increased the discount rate 25 basis points to 1.00% in December 2015. The Federal Reserve has stopped adding to its securities holdings under “quantitative easing,” but continues to reinvest the principal of its current holdings as these mature.

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act of 1999, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about individuals to third parties. These limitations require disclosure of privacy policies to individuals. In some circumstances, individuals may opt out, and prevent their financial institution from sharing information with third parties. The use of nonpublic personal information is restricted also.

Anti-Money Laundering and the USA Patriot Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker dealers and certain other financial institutions to have policies, procedures, and controls to "know your customer" and to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter terrorism purposes. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. In addition, federal banking regulators are required, when reviewing bank holding company and bank merger and acquisition proposals, to take into account the effectiveness of the anti-money laundering policies, procedures and controls of the applicants.

Repurchase of Warrants Held by U.S. Treasury

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) broadly reformed corporate governance and financial reporting for public companies. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, which apply to the Corporation. The Corporation’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee Charter, and a Code of Business Conduct and Ethics. Our Board of Directors reviews our corporate governance practices on a continuing basis. Our corporate governance policies have been provided previously to shareholders and are available, along with other information on the Corporation’s corporate governance practices, on the Corporation’s website at www.firstmerit.com. The content on our website is not incorporated by reference into this Form 10-K, unless expressly noted.

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
Future Legislation and Regulation

Various legislative and regulatory proposals affecting financial institutions are considered regularly by Congress, our financial services regulatory agencies and the states where we operate. Such legislation may change our related operating environment in substantial and unpredictable ways, and could significantly change our costs of doing business, change our permissible activities, and affect the competitive balance among financial institutions. Various Dodd-Frank Act rulemakings have not yet been proposed or finalized as of December 31, 2015. The continuing implementation of various Dodd-Frank Act interpretations, as well as the nature and extent of future legislative and regulatory changes cannot be predicted.

ITEM 1A.	RISK FACTORS.

Financial services organizations are subject to numerous risks. Various risks that could have a material and adverse effect on our business, financial condition, results of operation or cash flows, and our liquidity are described below. These risks and uncertainties are not the only risks we face, however.

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

•
liquidity risk, which is a risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external market issues, investor and customer perception of financial strength, and events unrelated to us such as war, terrorism, or issues affecting the financial services industry, generally, including market disruptions, perceptions, and risk of loss based on our ability to satisfy current or future commitments due to the mix and maturity of our balance sheet, amount of cash on-hand and unencumbered securities and the availability of contingent sources of funding;

•
operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks;

•
legal and compliance risks, which expose us to money penalties, enforcement actions or other sanctions and damages as a result of nonconformance with laws and regulations that apply to the financial services industry;

•	reputation risk, which is the risk from negative public opinion from our constituents and the public;

•	interest rate risk, which is the risk to earnings, asset and liability values, costs and liquidity, asset/liability mixes, customer behaviors and/or capital arising from movements in interest rates;

•
financial risk, which is the risk associated with financial operations that can occur from incorrect financial reporting, inaccurate reconciliation, lack of segregation of duties, and inadequate controls or management oversight;

•	technology risk, which is associated with the continuous widespread developments of new technologies, products and services;

•	people risk, which is associated with staff availability, competency, experience, technical expertise, fraud, compensation, and benefits; and

•	strategic risk, which is the risk of loss from adverse business decisions or inadequate implementation of those decisions.

CREDIT RISKS

We may have more credit risk and higher credit losses, and may be required to maintain higher capital levels, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

Our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers that as a group may be uniquely or disproportionately affected by economic or market conditions. Our regulators may require higher capital levels if we were deemed to have significant loan concentrations, and all federal bank regulators are currently especially sensitive regarding CRE concentrations in the banking industry. Our business strategy includes the origination of commercial and industrial loans and, to a lesser extent, CRE loans, which are generally larger, and have higher risk-adjusted returns and shorter maturities than one-to-four-family mortgage loans. At December 31, 2015, our portfolio of originated commercial and industrial loans totaled $5.8 billion, or 41.03% of total originated loans, and originated commercial real estate loans totaled $2.1 billion or 14.71% of total originated loans. Pools of individual transactions that may perform similarly because of common characteristics or common sensitivity to economic, financial, or business developments have been the primary cause of credit related distress in the financial services industry. If these common characteristics become a common source of weakness, loans in the pool pose risks to earnings and capital, even within a pool that is soundly underwritten at origination.

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

Our business depends significantly on general economic conditions in our markets in Ohio, Michigan, Wisconsin, Chicago, Illinois, and Western Pennsylvania. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by general economic conditions in these regions or by changes in the local real estate markets. A significant decline in general economic conditions caused by changes in inflation or deflation, recession, unemployment, changes in government fiscal and monetary policies, acts of terrorism, or other factors beyond our control could cause our borrowers to default on their loan payments, and the collateral values securing such loans to decline and be insufficient to repay any outstanding indebtedness. In such events, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations. See Item 1. “Business - Fiscal and Monetary Policies.”

Various factors may cause our allowance for loan losses to increase.

We maintain an allowance for loan losses (a reserve established through provisions for loan losses charged as expenses on our income statements) that represents our estimate of losses based on our evaluation of risk within our existing portfolio of loans. The level of the allowance reflects our ongoing evaluation of industry concentrations, specific credit risks, historical levels of loan losses, projected default rates and loss severities, present economic, political and regulatory conditions, incurred losses inherent in the current loan portfolios, and whether or not the loans are covered by loss sharing agreements with the FDIC with respect to our FDIC assisted acquisitions. Approximately $88.4 million of residential mortgage loans remained covered by FDIC loss sharing at December 31, 2015. If our estimated assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient to cover losses in our loan portfolio, resulting in additions to the allowance. Changes in economic conditions affecting borrowers, including adverse changes in unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance through additional provisions for loan losses. Furthermore, our bank regulators periodically review our allowance and the regulators’ judgments can differ from those of Management, which may require increases to the provision for loan losses or further loan charge-offs. Material additions to the allowance through provisions for loan losses or loan charge-offs could materially decrease our net income and capital. Additional information regarding our allowance for loan losses is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the sections captioned “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” and “Asset Quality.” We have made and may make additional FDIC assisted acquisitions of failed banks, which could present additional risks to our business. See “We have made and may make additional FDIC assisted acquisitions of failed banks, which could present additional risks to our business.”

MARKET AND PRICE RISK

Market conditions and economic trends may adversely affect our industry and our business.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation or deflation, recession, wages and business income, unemployment, taxes, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, loan and deposit levels and margins and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, decreases in the value of real estate collateral securing the payment of such loans or low values and/or low sales could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our credit losses and on our operating results. Adverse changes in the economy may also have a negative effect on our borrowers’ ability to make timely payments of their loans, which could have adverse effects on our earnings and cash flows.

Overall, while economic and market conditions have improved in the United States since the credit crisis and in our primary geographic markets, there can be no assurance that these improvements will continue or that the economic and market conditions will not deteriorate in the future.

Our profitability depends on economic conditions in our primary market areas.

A majority of our lending and deposit gathering activities are to individuals and small- to medium-sized businesses in Ohio, Chicago, Illinois, Michigan, Wisconsin and Western Pennsylvania, and our profitability depends in part on the general economic conditions of these areas. Real estate values in Ohio, Illinois, Michigan, Wisconsin and Western Pennsylvania continue to be negatively affected by the slow economic recovery. Worsening conditions in the national economy and/or changes in interest rates also could reduce our growth rate, impair our ability to collect payments on loans, increase delinquencies, increase problem assets and foreclosures and related expenses, increase claims and lawsuits, decrease the demand for, and/or change the mix of our products and services and decrease the value and liquidity of collateral for loans, especially real estate values, which could have a material adverse affect on our financial condition, results of operations and cash flows.

We may be affected by the soundness of other financial institutions.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions and the risks of our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices insufficient to recover the full amount of our collateralized exposure. Such losses could materially and adversely affect our results of operations and financial condition.

Competitive product and pricing pressures among financial institutions within our markets may change.

We operate in a highly competitive environment, which is characterized by competition from a number of other financial institutions nationally, and in each market in which we operate. We compete in terms of products, pricing and service with commercial banks, savings banks, credit unions, and investment banks for deposits and competitive products, and with the same financial institutions and others (including mortgage brokers, finance companies, mutual funds, insurance companies, and brokerage houses) for loans. We also compete with companies that solicit loans and deposits over the Internet. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services may adversely affect our growth and future earnings.

Our success depends, in part, on the ability to develop and offer competitive products and services. There is increasing pressure to provide products and services at lower prices and at a faster pace. This can reduce net interest income and non-interest income from fee-based products and services. In addition, new technology-driven products and services are often introduced and adopted, which could require us to make substantial capital expenditures to modify or adapt existing products and services, develop new products and services, and develop new means of delivering our products and services. We may not be successful in introducing new products and services, or in achieving market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases. New delivery systems and customer preferences may adversely affect our existing systems, including our branch network and we may have to incur the costs and risks of changing legacy delivery systems and locations. As a result, our business, financial condition or results of operations may be adversely affected.

LIQUIDITY RISK

Liquidity risks associated with loan and deposit demand and the wholesale funding markets could adversely affect our financial results and condition.

We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. An inability to raise funds through deposits or borrowings, including repurchase agreements, federal funds purchased, FHLB advances and other means, secured and unsecured, at a reasonable cost could have a substantial negative effect on our liquidity and earnings. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could adversely affect our access to liquidity sources include increased funding costs associated with higher interest rates, difficult credit market conditions, the liquidity needs of our depositors, and the availability of market liquidity, generally.

Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Additional available wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Additionally, a portfolio of high-quality unencumbered, or unpledged, investment securities is available for pledging to meet liquidity needs through federal funds and repurchase agreement borrowings. Alternative sources of liquidity may be available to us in the markets from the sale of debt or equity, depending upon market conditions at the time. Our ability to use brokered deposits is affected by regulatory views that limit the aggregate amount of brokered deposits considered appropriate, as well as the adverse effects these could have on our FDIC deposit insurance assessments.

In September 2014, U.S. regulatory agencies finalized rules intended to implement Basel III liquidity requirements. The regulations apply a modified liquidity coverage ratio to bank holding companies with more than $50 billion in total assets. These liquidity rules began phasing in on January 1, 2015, but do not apply to organizations our size. These rules may affect industry demand for deposit funding and may lead to increased competition and costs for certain deposits and other sources of liquidity.

Capital and liquidity requirements imposed by the Dodd-Frank Act will require banks and BHCs to maintain more and higher quality capital than has historically been the case.

The Corporation and the Bank are each subject to capital adequacy rules and liquidity guidelines and other regulatory requirements specifying minimum amounts and types of capital and liquidity that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum guidelines and requirements, we or our subsidiaries may be restricted in the types and volumes of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and volumes, repurchasing or redeeming capital securities and paying discretionary bonuses, all of which may otherwise be in the best interests of our business and our shareholders.

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

Maintaining higher levels of capital and liquidity may reduce our profitability and otherwise adversely affect our business, and financial condition.

We are a holding company and depend on dividends by our subsidiaries for most of our funds.

The Corporation is an entity separate and distinct from the Bank. The Bank conducts most of our operations and the Corporation depends upon dividends from the Bank to service the Corporation's debt and to pay dividends to Corporation's shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could limit the payment of dividends or other payments by the Bank. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. At December 31, 2015, the Bank could pay dividends of $438.2 million without prior OCC approval. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Preferred and Common Stock. Our failure to pay dividends on our Preferred stock and Common Stock could have a material adverse effect on the market price of our Common Stock. Additional information regarding dividend restrictions is provided in Item 1. “Business” in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates.”

A reduction in our credit rating could adversely affect our ability to raise funds including capital, and/or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate the Corporation and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of the Corporation or the Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

OPERATIONAL RISK

Operational difficulties, failure of our systems or information security incidents, including as a result of cyber attacks or data privacy breaches, could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

The Corporation is exposed to many types of operational risk, failure of the Corporation’s controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions, and fraud or theft. Given the high volume of transactions that occur in a financial services business, certain errors may be repeated or compounded before they are identified and resolved. In particular, the Corporation’s operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationships, general ledger, deposit, loan and other systems, and breaches of our customers’ data privacy.

The Corporation also faces the risk of operational disruption, failure or capacity constraints due to its dependency on third-party vendors for components of its business infrastructure. While the Corporation has selected and monitors these third-party vendors through our vendor management processes, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect the Corporation’s business and operations.

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

Any failure or interruption in the Corporation’s operations or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject the Corporation to regulatory intervention or expose it to civil litigation and financial loss or liability, any of which could have a material adverse effect on the Corporation’s results of operations, financial condition, and liquidity.

Further, the Corporation may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of the Corporation’s debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on the Corporation’s results of operations or financial condition.

To date, we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature and growth of these threats, our plans to continue to implement and increase Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Our business may be adversely impacted by severe weather, natural disasters, acts of war or terrorism and other adverse external events.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have significant effects on our ability to conduct business. In addition, such events could materially and adversely affect business and economic conditions in our markets and nationally, the stability of our deposit base, the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, which could reduce our revenue and/or cause us to incur additional expenses. Although Management has established business continuity and disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are exposed to risk of environmental liability we own or operate.

During the ordinary course of business, we may foreclose on and real estate collateral. As a result, we could become subject to environmental liabilities with respect to these and other properties that we may own and/or operate. We may be held liable by governmental entity or third parties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or operator of a contaminated site, we may become subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition or results of operations could be adversely affected.

We are subject to a variety of risks in connection with any sale of loans we may conduct and any servicing of such loans.

We sell loans and participation or syndicated interest in loans. Among other loans sales, we have sold residential mortgage loans to GSEs, while retaining servicing as part of its mortgage banking activities. The Corporation provides customary representations and warranties to the GSEs in conjunction with these sales. If any of these representations and warranties is incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the effected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Mortgage service obligations are increasing and are subject to CFPB and other regulatory scrutiny and new requirements, which may increase our costs of loan servicing and expose us to additional liabilities. Consequently, our results of operations and financial conditions may be adversely affected.

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit, accept customer relationships, or enter into other transactions with customers and counterparties, we rely on information provided to us by customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. The majority of our customers are consumers and small- and medium-sized businesses that may not have the same sophisticated internal controls and financial reporting systems as larger businesses. We also consider such customer and counterparty information as part of our anti-money laundering processes. Our financial condition and results of operations could be adversely impacted to the extent we receive and rely on financial statements, credit reports, or other financial or customer or counterparty information that turn out to be inaccurate or misleading.

LEGAL AND COMPLIANCE RISKS

We are subject to extensive government regulation and supervision.
We are subject to extensive federal and state regulation and supervision, which has increased in recent years due to the implementation of the Dodd-Frank Act and other financial and regulatory initiatives. Banking regulations are primarily intended to protect depositors, the FDIC's DIF and the banking system as a whole, not our debtholders or shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, ability to repurchase or redeem our capital securities, and growth, the types, products and services we offer, and the types of customers we acquire or retain, among other things. Further, we must obtain approval from our regulators before engaging in certain expansion and other activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Any regulatory approvals may include conditions or commitments that limit the activities proposed.

Congress, state legislatures, and federal and state regulatory agencies continually review and change banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies or their interpretation or implementation could affect us in substantial and unpredictable ways. These changes could subject us to additional compliance costs, limit the types of financial services and products we may offer and the manner and costs of these offerings, and/or increase the ability of non-banks to offer competing financial services and products, among other things. In general, the CFPB and other bank regulators have increased their focus on consumer compliance, and we expect this focus to continue. Additional compliance requirements can be costly to implement, may require additional compliance personnel and may limit our ability to offer competitive products to our customers, especially in light of increasing competition for loans by generally unregulated or lightly regulated lenders.

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

Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, civil money penalties and restitution and/or reputation damage, which could have material adverse effects on our business, our ability to expand by acquisition or otherwise, financial condition and results of operations. Failure to comply with anti-money laundering laws could be a basis for the revocation of the Bank charter. See “Regulation and Supervision” in Item 1. ”Business” for more information about the regulations to which we are subject. Additionally, our regulatory position is discussed in greater detail in Note 22 (Regulatory Matters) in the consolidated financial statements.

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

Many provisions of the Dodd-Frank Act have yet to be implemented and will require rulemaking and interpretation by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to continue to increase our compliance costs and the costs of noncompliance, including possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition. See “Regulation and Supervision” in Item 1. “Business.”

We have been and will continue to be the subject of litigation which could result in legal liability and damage to our business and reputation.

From time to time, we are subject to claims or legal action from customers, employees and/or others. Financial institutions are facing significant class actions, which have included claims challenging the assessment of fees, such as overdraft fees. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages, disgorgement of previously earned, current or future profits, or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. The CFPB is also considering limiting the use of dispute arbitration provisions, which could result in more litigation at higher cost than arbitration. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. Additional information regarding litigation is included in Note 19 (Commitments and Guarantees) in the consolidated financial statements and in Item 3. “Legal Proceedings.”

Our FDIC deposit insurance assessments may increase.
Our FDIC deposit insurance assessments may increase due to growth in our deposit assessment base (average consolidated assets less average tangible capital), as well as changes in our risk ratings, and also due to further changes in the FDIC assessments. The FDIC’s October 2015 NPR proposes to surcharge insured depository institutions, such as the Bank, with total consolidated assets of $10 billion or more and grant credits to banks with fewer assets for the portion of their regular assessments to fund an increase in the DIF’s reserve ratio from 1.15 % to 1.35 % by the end of September 2020. This proposal, if adopted, likely would increase our FDIC insurance assessments.
REPUTATION RISKS

Negative publicity could damage our reputation and could significantly harm our business.

Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry in general was damaged as a result of the credit crisis that started in 2008. We face increased public and regulatory scrutiny resulting from the credit crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, conflicts of interest, litigation, GSE or regulatory actions, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release of confidential information due to cyber attacks or otherwise, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation, indirectly by association. All of these could adversely affect our growth, results of operation and financial condition.

INTEREST RATE RISKS

Changes in interest rates and financial market values could change our mix of assets and liabilities, adversely affect our net interest income and earnings, and negatively impact the value of our loans, securities, and other assets.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings). Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. During the last seven years, the Federal Reserve has maintained low interest rates, which have reduced our funding costs, but which have adversely affected the banking industry’s net interest income, and the returns realizable on our loans and investments. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, may pay higher rates of interests than deposits.

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

Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require Management to use estimates and judgment about matters that are uncertain. In some cases, Management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative. Any changes in accounting policies could materially affect our financial statements. Among other proposals, the FASB is working on a new “Current Expected Credit Loss (“CECL”) model to determine losses in the loan and held to maturity securities portfolios. Compared to the current standards which are based on historic experience, CECL is forward looking. Depending on whether CECL is adopted and its final terms, this proposed accounting standard could materially affect our allowance for loan loss methodology in future periods and our financial condition and results of operations, including our costs to implement such a standard.

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

The Sarbanes-Oxley Act requires our Management to evaluate the Corporation’s disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. Our banking regulations also evaluate our internal controls. We are required to disclose, in our annual reports on Form 10-K, the existence of any “material weaknesses” in our internal control over financial reporting. We cannot assure that we will not identify one or more material or other weaknesses as of the end of any given quarter or year, nor can we predict the effect on our stock price of disclosure of a material weakness.

The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

As of December 31, 2015, the Corporation had approximately $252.4 million in net deferred tax assets. The value of our deferred tax assets also could be adversely affected by a change in statutory tax rates. As of January 1, 2015, the Basel III capital rules began phasing in and will be fully phased in by 2019. Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2015. If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios.

The portion of our deferred tax assets includable in our regulatory capital will decrease under the U.S. Basel III capital rules. See “Regulation and Supervision - Capital.”

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to our holding company, adversely impacting the holding company's liquidity and ability to pay dividends or repay debt.

The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval. At December 31, 2015, the book value of our goodwill was $741.7 million, all of which was recorded at the Bank. Any such write down of goodwill or other acquisition related intangibles will reduce the Corporation’s earnings, as well. Federal Reserve policy states the bank holding company dividends should be paid from current earnings.

TECHNOLOGY RISKS

We may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to our customers.

The continuous, widespread adoption of new technologies, including internet services, smart phones and other mobile devices, requires us to evaluate and change our product and service offerings to remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills and transferring funds, and obtaining loans, directly outside historical banking transactions. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating or reducing the role of banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits, loans and related income generated from those deposits.

The increasing pressure from our competitors, both bank and non-bank, to keep pace and adopt new technologies and products and services may require us to incur substantial expense. We may be unsuccessful in developing or introducing new products or services, modifying our existing products and services, adapting to changing customer preferences and spending, saving and borrowing habits, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base or offering products and services at prices and service levels competitive with those offered by our non-bank and bank competitors. These risks may affect our ability to grow and could reduce both our revenue streams from certain products and services and our net interest margin. Our results of operations and financial condition could be adversely affected.

Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.

Our business involves storing and processing sensitive customer data. A cyber security breach may result in the theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. If we or our customers are unable to use or access these information systems consistently or at critical points in time, this could unfavorably impact the timeliness and efficiency of our business operations, as well as our reputation and customary relationships. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to restore our systems and remediate the breach, and/or require that we provide credit monitoring services for affected customers. Regulatory and enforcement actions and/or litigation also could result. Cyber security is increasingly important in light of growing cyber risks and the increased use of internet and mobile and electronic banking services. Cyber risk management programs are expensive to maintain and will not protect the Corporation from a wide range of changing risks and threats associated with maintaining the security of customer data and the Corporation’s proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.

PEOPLE RISKS

We may be unable to attract or retain key officers and employees.

The Corporation’s future operating results depend substantially upon the continued service of its executive officers and key personnel. The Corporation’s future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales, compliance, and support personnel. Competition for qualified personnel is intense, and the Corporation cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult and costly for the Corporation to hire personnel over time. Regulatory rules regarding financial institutions limit incentive compensation where it may be deemed to promote undue risk taking, and the regulatory focus on compliance may affect our ability to attract and retain highly qualified people who expect incentive compensation, and have increased the compensation paid to and costs of compliance personnel, respectively.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven, and many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee or teams of key people to a competitor. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of customers and potential adverse effects on our results of operations and financial condition.

STRATEGIC RISKS

Our business strategy includes planned growth. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We continue to pursue a growth strategy both within our existing markets and in new markets. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the quality of people and services, the competitive responses from other financial institutions in our market areas and our ability to integrate acquisitions and manage our growth. Our April 2013 acquisition of Citizens reflects this strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking significant growth. We cannot guarantee that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations, even if only on a short-term basis. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated or fail to successfully integrate newly acquired operations, our operating results could be materially adversely affected. Our Merger Agreement with Huntington requires us to operate in the ordinary course of business prior to completion of the Merger and limits expansion without Huntington’s prior consent. See “We will be subject to contractual restrictions and business uncertainties while the Merger with Huntington is pending”.

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

•
the time and costs of evaluating new markets, retaining or hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion and unanticipated delays;

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

We may incur substantial costs to expand, and there is no assurance such expansion including costs for transactions or new products will be completed or launched. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity and/or debt securities in connection with future acquisitions, which could increase any costs, and dilute our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience, or that we will realize the benefits, including cost savings, which we originally estimated, in connection with any such transaction.

We have made and may make additional FDIC assisted acquisitions of failed banks, which could present additional risks to our business.

We made two FDIC assisted acquisitions in 2010, both with loss sharing agreements with the FDIC. As of December 31, 2015, total assets under loss sharing agreements, or “covered assets,” with the FDIC were $88.4 million of residential mortgage loans. Loss sharing agreements on all other types of loans expired in February and May 2015 . Loss sharing on residential mortgage loans are scheduled to expire in February and May 2020. We may consider additional opportunities to acquire the assets and liabilities of failed banks in FDIC assisted transactions, which present the risks of acquisitions, generally, as well as some risk specific to these transactions. Although these FDIC assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may or may not include loss sharing agreements, where the FDIC absorbs certain losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, because these acquisitions provide for limited diligence and negotiation of termsand involve risks due to the target’s failure, FDIC assisted transactions may require additional resources and time, costs related to integration of personnel and operating systems, the establishment of processes and time required to service acquired assets including acquired problem loans and may require us to raise additional capital, which may be dilutive to our existing shareholders. Loss sharing agreements with the FDIC also involves additional reporting to and examination by the FDIC of our performance under the loss sharing agreements. Loss sharing assets create volatility in earnings based on performance of assets covered by loss sharing agreements. In general, the receivable from the FDIC is reduced with an adverse effect on earnings as performance of covered assets improves versus expectations, which adversely affect our net income for the related periods. We and the FDIC also may disagree as to the value or treatment of certain assets and liabilities under failed bank acquisition agreements with the FDIC.
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

We will be subject to contractual restrictions and business uncertainties while the Merger with Huntington is pending.

Although there is no assurance as to the exact timing, the Merger currently is expected to close in the third quarter of 2016. The Merger Agreement requires us to operate in the ordinary course of business pending the Merger’s completion, including restricting us from certain activities, including making acquisitions or opening of new branches, divestitures, issuance of securities and other customary restrictions without Huntington’s consent. These restrictions may limit or prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and which we might pursue absent the Merger Agreement.

Uncertainty about the effects of the Merger and the Bank Merger, including branch consolidation and any divestitures that may be required, on our employees and customers may have an adverse effect on us. Certain employees may experience uncertainty about their future roles. These uncertainties may make it more difficult for us to attract, retain and motivate key personnel until the Merger is completed, and could cause our customers and others that deal with us to consider changing existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to seek the merging parties’ customers and to hire certain of their staffs. If key employees depart the Corporation or the Bank in light of uncertainty over the Merger or our integration efforts with Huntington, our business could be adversely affected.

Termination of the Merger Agreement could negatively affect us.

If, for any reason, the Merger Agreement is terminated, our business may be adversely affected as a result of not pursuing other beneficial opportunities prior to such termination and our management focus on completing the Merger. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration Huntington has agreed to provide in the Merger, especially if the termination fee of $100.6 million becomes payable as a result. See “Our business strategy includes planned growth. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.”

As of December 31, 2015, our goodwill was $741.7 million. In the event the Merger Agreement is terminated, the market price of Corporation common stock might decline to the extent that the current market price reflects assumptions that the Merger will be completed. In the event the Merger is terminated and the market price of Corporation common stock declines, we will evaluate whether a goodwill impairment would be recognized. See “Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to our holding company, adversely impacting the holding company’s liquidity and ability to pay dividends or repay debt.”

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

FirstMerit Bank

The Bank operates 366 banking offices, which include 142 branches in Ohio, 39 branches in Chicago, Illinois, 135 Michigan branches, 46 Wisconsin branches and 4 branches in Western Pennsylvania. The principal executive offices of the Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by the Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying or utilizing approximately 195,000 square feet of the building. The remaining portion is leased to tenants unrelated to the Bank. The properties occupied by 247 of the Bank’s other branches are owned by the Bank, while the properties occupied by its remaining 119 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of the Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by the Bank. The Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

For additional information on litigation, see Note 19 (Commitments and Guarantees) in the notes to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following persons were the executive officers of the Corporation as of February 22, 2016. Unless otherwise stated, each listed position was held on January 1, 2011.

Name	Age	Date Appointed To FirstMerit	Position and Business Experience
Paul G. Greig	60	05/18/2006	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007.
Sandra E. Pierce	57	02/01/2013	Vice Chairman of FirstMerit and Chairman of FirstMerit, Michigan; previously President and Chief Executive Officer of Charter One Bank Michigan from 2004 through June 30, 2012.
Terrence E. Bichsel	67	09/16/1999	Senior Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
N. James Brocklehurst	50	07/07/2010	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Mark DuHamel	58	02/16/2005	Executive Vice President, Deputy Chief Financial Officer, since May 26, 2015 and Corporate Development Officer; previously Treasurer since February16, 2005.
David G. Goodall	50	05/16/2013	Vice Chairman and Chief Commercial Banking Officer of FirstMerit Corporation since June 1, 2015; previously Senior Executive Vice President, Commercial Banking since November 11, 2009.
Carlton E. Langer	61	02/21/2013
Executive Vice President, Chief Legal Officer and Corporate Secretary of FirstMerit since February 21, 2013; previously, Senior Vice President, Assistant Counsel and Assistant Secretary FirstMerit since February 16, 2010.

Christopher J. Maurer	66	05/22/1999	Executive Vice President, Chief Human Resources Officer.
Mark D. Quinlan	55	01/02/2013
Executive Vice President and Chief Information Officer of FirstMerit since January 2, 2013; previously Executive Vice President, Chief Information and Operations Officer of Associated Banc-Corp from November 2005 to April 2012.

William P. Richgels	65	05/01/2007	Senior Executive Vice President, Chief Credit Officer since May 1, 2007.
Michael G. Robinson	52	08/01/2012	Executive Vice President, Wealth Management since August 1, 2012; previously Managing Director in Asset Management of JPMorgan Private Bank, from 1985 through July 2012.
Brian C. Williams	57	11/01/2014	Executive Vice President, Chief Risk Officer since November 1, 2014; previously Executive Vice President, Director Audit Services of FirstMerit since June 8, 2008.
Nancy H. Worman	67	12/20/2014	Executive Vice President and Chief Accounting Officer since December 20, 2014; previously Senior Vice President and Corporate Controller of FirstMerit since November 1, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation’s Common Stock is quoted on the NASDAQ under the trading symbol “FMER”. The following table contains market price and cash dividend information for the Corporation’s Common Stock by quarter for the two most recent fiscal years:

Stock Performance and Dividends (1)
			Per Share
	Market Price		Dividend	Book
Quarter Ended	High	Low	Rate	Value (2)
March 31, 2014	$23.36	$19.24	$0.16	$16.62
June 30, 2014	21.67	18.50	0.16	16.88
September 30, 2014	20.32	16.97	0.16	17.05
December 31, 2014	19.40	16.34	0.16	17.14
March 31, 2015	19.67	16.26	0.16	17.46
June 30, 2015	21.49	18.60	0.16	17.42
September 30, 2015	21.37	16.52	0.17	17.72
December 31, 2015	20.99	16.75	0.17	17.74

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

On February 19, 2016, there were 11,563 shareholders of record of the Corporation’s Common Stock.

The following table provides information with respect to purchases the Corporation made of its shares of Common Stock during the fourth quarter of the 2015 fiscal year.

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (2)
October 1 - October 31, 2015	4,789	$18.71	—	396,272
November 1 - November 30, 2015	941	21.93	—	396,272
December 1 - December 31, 2015	9,397	22.07	—	396,272
Total	15,127	$21.00	—	396,272

(1)
Reflects 15,127 shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares; or (3) shares returned upon the resignation of the shareholder. No shares were purchased under the program referred to in note (2) to this table during the fourth quarter of 2015.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to three million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Results of Operations
Interest income	$799,517	$832,498	$765,803	$510,683	$538,256
TE adjustment (1)	15,375	16,107	14,417	11,158	9,687
Interest income TE (1)	814,892	848,605	780,220	521,841	547,943
Interest expense	58,222	56,930	55,018	38,853	58,629
Net interest income TE (1)	756,670	791,675	725,202	482,988	489,314
Provision for loan losses	45,100	52,279	33,684	54,698	74,388
Net interest income after provision for loan losses TE (1)	711,570	739,396	691,518	428,290	414,926
Noninterest income	268,998	281,524	270,343	223,604	224,757
Noninterest expense (3)	638,690	664,919	684,253	450,937	461,744
Income before federal income taxes TE (1)	341,878	356,001	277,608	200,957	177,939
Federal income taxes (3)	97,019	101,943	79,507	55,693	48,694
TE adjustment (1)	15,375	16,107	14,417	11,158	9,687
Federal income taxes TE (1)	112,394	118,050	93,924	66,851	58,381
Net income	$229,484	$237,951	$183,684	$134,106	$119,558

Per common share
Basic net income (2)	$1.34	$1.39	$1.18	$1.22	$1.10
Diluted net income (2)	1.33	1.39	1.18	1.22	1.10
Cash dividends per common share	0.66	0.64	0.64	0.64	0.64
Performance Ratios
Return on total average assets	0.91%	0.97%	0.85%	0.92%	0.82%
Return on average shareholders’ equity	7.90%	8.53%	7.63%	8.34%	7.72%
Net interest margin TE (1)	3.37%	3.68%	3.92%	3.69%	3.84%
Efficiency ratio (1)	61.31%	60.87%	67.70%	63.90%	65.37%
Book value per common share	$17.74	$17.14	$16.38	$15.00	$14.33
Average shareholders’ equity to total average assets	11.54%	11.43%	11.21%	11.00%	10.68%
Common stock dividend payout ratio	49.62%	46.04%	54.24%	52.46%	58.18%
Balance Sheet Data
Total assets	$25,524,604	$24,902,347	$23,912,028	$14,913,012	$14,441,702
Wholesale borrowings	580,648	428,071	200,600	136,883	203,462
Long-term debt	505,173	505,192	324,428	—	—
Daily averages
Total assets	$25,155,792	$24,418,211	$21,489,775	$14,620,627	$14,495,330
Earning assets	22,439,516	21,502,747	18,492,995	13,072,691	12,728,724
Deposits and other funds	21,882,635	21,328,350	18,725,129	12,679,543	12,637,139
Shareholders’ equity	2,903,160	2,790,139	2,408,865	1,608,108	1,548,353

(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.
(2) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $5.9 million, $5.9 million and $5.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(3) The Corporation early adopted ASU 2014-01 in the first quarter of 2014, whereby, amortization of the initial investment in qualified affordable housing projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $3.1 million, $2.7 million and $2.6 million for the years ended, December 31, 2013, 2012, and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by Management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years ended December 31, 2015, 2014, and 2013. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Form 10-K. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights	Three Months Ended					Years Ended
(Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2015	2015	2015	2015	2014	2015	2014
EARNINGS
Net interest income TE (1)	$188,979	$189,119	$189,018	$189,554	$196,509	$756,670	$791,675
TE adjustment (1)	3,748	3,796	3,900	3,931	3,998	15,375	16,107
Provision for originated loan losses	12,487	10,402	10,809	6,036	8,662	39,734	23,171
Provision/(recapture) for acquired loan losses	1,503	144	(952)	2,214	3,407	2,909	21,460
Provision/(recapture) for FDIC acquired loan losses	(379)	3,729	(891)	(2)	1,228	2,457	7,648
Noninterest income	65,143	71,426	66,582	65,847	71,960	268,998	281,524
Noninterest expense	155,622	160,742	161,674	160,652	165,041	638,690	664,919
Net income	56,749	59,012	56,584	57,139	61,079	229,484	237,951
Diluted EPS (3)	0.33	0.34	0.33	0.33	0.36	1.33	1.39
PERFORMANCE RATIOS
Return on average assets (ROA)	0.89%	0.93%	0.90%	0.93%	0.98%	0.91%	0.97%
Return on average equity (ROE)	7.65%	8.05%	7.85%	8.08%	8.50%	7.90%	8.53%
Return on average tangible common equity (1)	11.04%	11.69%	11.44%	11.85%	12.52%	11.50%	12.71%
Net interest margin TE (1)	3.30%	3.33%	3.39%	3.48%	3.56%	3.37%	3.68%
Efficiency ratio (1)	60.22%	60.71%	62.37%	61.97%	60.39%	61.31%	60.87%
Number of full-time equivalent employees	3,926	3,961	4,017	4,103	4,273	3,926	4,273
MARKET DATA
Book value per common share	$17.74	$17.72	$17.42	$17.46	$17.14	$17.74	$17.14
Tangible book value per common share (1)	12.29	12.26	11.95	11.96	11.62	12.29	11.62
Period-end common share market value	18.65	17.67	20.83	19.06	18.89	18.65	18.89
Market value as a % of book	105%	100%	120%	109%	110%	105%	110%
Cash dividends per common share	$0.17	$0.17	$0.16	$0.16	$0.16	$0.66	$0.64
Common Stock dividend payout ratio	51.52%	50.00%	48.48%	48.48%	44.44%	49.62%	46.04%
Average basic common shares	165,762	165,762	165,736	165,411	165,395	165,669	165,296
Average diluted common shares	166,222	166,058	166,277	166,003	165,974	166,127	166,054
Period end common shares	165,758	165,759	165,773	165,453	165,390	165,758	165,390
Common shares repurchased	15	20	211	66	15	312	262
Common Stock market capitalization	$3,091,387	$2,928,962	$3,453,052	$3,153,534	$3,124,217	$3,091,387	$3,124,217
ASSET QUALITY (excluding acquired and FDIC acquired loans, covered OREO) (2)
Gross charge-offs	$15,514	$13,398	$11,298	$8,567	$9,205	$48,778	$44,923
Net charge-offs	11,407	8,029	6,672	4,187	3,849	30,295	23,959
Allowance for originated loan losses	105,135	104,055	101,682	97,545	95,696	105,135	95,696
Reserve for unfunded lending commitments	4,068	3,574	3,905	4,330	5,848	4,068	5,848
Nonperforming assets (NPAs)	94,498	107,058	117,311	68,606	55,038	94,498	55,038
Net charge-offs to average loans ratio	0.33%	0.24%	0.20%	0.13%	0.12%	0.23%	0.21%
Allowance for originated loan losses to period-end loans	0.74%	0.76%	0.76%	0.76%	0.77%	0.74%	0.77%
Allowance for credit losses to period-end loans	0.77%	0.79%	0.79%	0.79%	0.81%	0.77%	0.81%
NPAs to loans and other real estate	0.67%	0.78%	0.87%	0.53%	0.44%	0.67%	0.44%
Allowance for originated loan losses to nonperforming loans	238.37%	221.22%	184.40%	211.66%	276.44%	238.37%	276.44%
Allowance for credit losses to nonperforming loans	247.60%	228.82%	191.48%	221.06%	293.34%	247.60%	293.34%
CAPITAL & LIQUIDITY
Period-end tangible common equity to assets (1)	8.24%	8.31%	8.09%	8.14%	7.98%	8.24%	7.98%
Average equity to assets	11.60%	11.54%	11.51%	11.51%	11.55%	11.54%	11.43%
Average equity to total loans	18.50%	18.48%	18.59%	18.60%	18.67%	18.54%	18.79%
Average total loans to deposits	79.54%	78.91%	79.06%	77.86%	78.47%	78.85%	76.03%
AVERAGE BALANCES
Assets	$25,370,946	$25,217,856	$25,129,859	$24,905,094	$24,664,987	$25,155,792	$24,418,211
Deposits	20,002,793	19,957,586	19,682,662	19,788,925	19,450,647	19,858,850	19,528,435
Originated loans	13,863,910	13,528,268	13,092,972	12,689,791	12,306,171	13,297,594	11,421,426
Acquired loans, including FDIC acquired loans, less loss share receivable	2,047,167	2,219,488	2,468,035	2,717,884	2,956,867	2,360,913	3,426,784
Earning assets	22,747,631	22,548,977	22,352,721	22,100,417	21,920,889	22,439,515	21,502,747
Shareholders’ equity	2,943,268	2,909,660	2,892,432	2,866,362	2,849,618	2,903,160	2,790,139
ENDING BALANCES
Assets	$25,524,604	$25,246,917	$25,297,014	$25,118,120	$24,902,347	$25,524,604	$24,902,347
Deposits	20,108,003	19,821,916	19,673,850	19,925,595	19,504,665	20,108,003	19,504,665
Originated loans	14,118,505	13,648,325	13,355,912	12,856,037	12,493,812	14,118,505	12,493,812
Acquired loans, including FDIC acquired loans, less loss share receivable	1,948,493	2,140,029	2,337,378	2,614,847	2,810,302	1,948,493	2,810,302
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	60,628	63,226	65,824	68,422	71,020	60,628	71,020
Earning assets	22,955,435	22,661,171	22,599,272	22,395,343	22,153,552	22,955,435	22,153,552
Total shareholders’ equity	2,940,095	2,937,300	2,887,957	2,888,786	2,834,281	2,940,095	2,834,281

(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.
(2) Due to the impact of business combination accounting and protection of FDIC loss sharing agreements, which provide considerable protection against credit risk, acquired and FDIC acquired loans, covered OREO are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends.
(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the quarters ended and $5.9 million in each of the years ended December 31, 2015 and 2014.

HIGHLIGHTS OF 2015 PERFORMANCE

On January 26, 2016, the Corporation announced a merger with Huntington Bancshares Incorporated. The details of the merger are contained within a Form 8-K filed by the Corporation on January 28, 2016.

The Corporation reported 2015 net income of $229.5 million, or $1.33 per diluted share, a decrease of $8.5 million, or 3.56%, from the year ago period. Net interest margin on a TE basis was 3.37% in 2015, a decrease of 31 basis points from the year ago period.

Figure 2. Earnings Summary

			Percent
(Dollars in thousands, except per share amounts)	2015	2014	Change
Net interest income TE (1)	$756,670	$791,675	(4.42)%
Net income	229,484	237,951	(3.56)%
Diluted earnings per common share	1.33	1.39	(4.32)%

Net interest margin on TE basis	3.37%	3.68%
Return on average assets	0.91	0.97
Return on average common equity (1)	7.90	8.53
Return on average tangible common equity (1)	11.50	12.71

(1) Refer to GAAP to Non-GAAP Reconciliations

Net interest income TE decreased $35.0 million, or 4.42%, from the year ago period, and net interest margin on a TE basis decreased 31 basis points to 3.37% from the year ago period. The net interest margin on a TE basis declined primarily from runoff in the acquired and FDIC acquired portfolios, and marginally lower yields on earning assets.

Noninterest income was $269.0 million in 2015, a decrease of $12.5 million, or 4.45%, compared to 2014. Fee based income increased year over year across multiple areas including wealth management, treasury management, and ATM and other service fees. Offsetting this increase in fees were declines in service charges on deposits, bank owned life insurance, loan sales and servicing income, and other income. Service charges on deposits decreased in 2015 as compared to the year ago period due to fewer overdraft incident levels as customers increasingly use mobile devices to manage their accounts. Bank owned life insurance income was down in 2015 as a result of a decrease of $3.5 million in death benefit proceeds year over year. Total loan sales and servicing income decreased in 2015 as compared to the year ago period due to a decrease in volume in 2015. In addition, other income declined primarily due to the denial in the fourth quarter of 2015 by the FDIC of four disputed claims of $6.0 million claimed on the final commercial loss share certificate at June 30, 2015.

Noninterest expense was $638.7 million in 2015, a decrease of $26.2 million or, 3.94%, over 2014. Included in noninterest expense in 2014 were $1.0 million of merger-related costs associated with the Citizens acquisition. Salaries and wages expense and pension and employee benefits expenses decreased year over year primarily due to fewer full-time equivalent employees. Net occupancy expense decreased due to branch closure and other restructuring initiatives executed during 2015. Other operating expense decreased year over year primarily due to the favorable re-estimation of certain repurchase reserve liabilities as of December 31, 2015.

Due to the impact of business combination accounting and protection against credit risk from FDIC loss share agreements, acquired loans and covered assets are excluded from the asset quality discussion below to provide for improved comparability to prior periods and better perspective into asset quality trends. Acquired loans are recorded at fair value at the date of acquisition with no allowance brought forward in accordance with business combination accounting. Impaired acquired and FDIC acquired loans are considered to be performing due to the application of the accretion method under the applicable accounting guidance.

Figure 3. Asset Quality

			Percent
(Dollars in thousands)	2015	2014	Change
Net charge-offs	$30,295	$23,959	26.45%
Net charge-offs on average originated loans	0.23%	0.21%	9.52%
Nonperforming loans at period end	$44,105	$34,617	27.41%
Nonperforming assets at period end	94,498	55,038	71.70%
Allowance for loan losses	105,135	95,696	9.86%
Allowance for loan losses to nonperforming loans	238.37%	276.44%	(13.77)%
Provision for originated loan losses	$39,734	$23,171	71.48%

Total nonperforming assets as of December 31, 2015 increased $39.5 million, or 71.70%, from December 31, 2014. Nonperforming assets at December 31, 2015 represented 0.67% of period-end originated loans plus noncovered other real estate compared with 0.44% at December 31, 2014. The overall increase was driven by an increase of $11.0 million, or 63.92%, in commercial nonperforming loans. Consumer nonperforming loans were relatively flat year over year. Total OREO increased $30.0 million, or 146.77%, from December 31, 2014. Due to the expiration of certain FDIC loss share agreements in 2015, $33.5 million of OREO no longer covered by a FDIC loss share agreement is being being reported as nonperforming assets as of December 31, 2015.

The allowance for originated loan losses totaled $105.1 million at December 31, 2015. At December 31, 2015, the allowance for originated loan losses was 0.74% of period-end originated loans, compared with 0.77% at December 31, 2014. The allowance for originated loan losses at December 31, 2015 compared to December 31, 2014 increased by $9.4 million due to continued loan growth. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. The allowance for credit losses was 0.77% of period end originated loans at December 31, 2015, compared with 0.81% at December 31, 2014. The allowance for credit losses to nonperforming loans was 247.60% at December 31, 2015, compared with 293.34% at December 31, 2014.

The Corporation maintained a strong capital position as tangible common equity to assets was 8.24% at December 31, 2015, compared with and 7.98% at December 31, 2014. The common share cash dividend paid in 2015 was $108.9 million, or $0.66 per share, an increase of $36.0 million, or $.02 per share.

REGULATION AND SUPERVISION

For information on regulatory developments, refer to the section captioned “Regulation and Supervision” in Item 1. “Business.”

NON-GAAP FINANCIAL MEASURES
Figure 4 below presents computations of earnings (loss) and certain other financial measures that exclude certain items that are included in the financial results presented in accordance with GAAP and are therefore considered non-GAAP financial measures. Management believes these non-GAAP financial measures enhance an investor’s understanding of the business by providing a meaningful base for period-to-period comparisons, assisting in operating results analysis, and predicting future performance on the same basis as applied by Management and the Board of Directors. These non-GAAP financial measures are also used by Management to assess the performance of the Corporation’s business, in comparison to the Corporation’s other ongoing operations. Management does not consider the activities related to the adjustments to be indications of ongoing operations. Management and the Board of Directors utilize these non-GAAP financial measures as follows, among others:

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
Tangible common equity ratios have been a focus of some investors in analyzing the capital position of the Corporation absent the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. The Corporation calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on Basel III, which became effective for the Corporation and the Bank on January 1, 2015. The new Basel III rules added CET1 and CET1 risk-based capital ratios. Analysts and banking regulators have assessed the Corporation's capital adequacy using the tangible common shareholders' equity and/or the CET1 measure, on a risk-weighted basis

CET1 capital is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank's various balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of several regulatory risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at CET1 (non-GAAP). CET1 is also divided by the risk-weighted assets to determine the CET1 risk-based capital ratio. The amounts disclosed as risk-weighted assets are calculated consistent with current banking regulatory requirements.
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

Figure 4. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		December 31, 2015	December 31, 2014
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,940,095	$2,834,281
Less:	Intangible assets	60,628	71,020
	Goodwill	741,740	741,740
	Preferred Stock	100,000	100,000
Tangible common equity (non-GAAP)		$2,037,727	$1,921,521
Total assets (GAAP)		$25,524,604	$24,902,347
Less:	Intangible assets	60,628	71,020
	Goodwill	741,740	741,740
Tangible assets (non-GAAP)		$24,722,236	$24,089,587
Tangible common equity to tangible assets ratio (non-GAAP)		8.24%	7.98%
Capital (1)		(Basel III)	(Basel I)
Shareholders’ equity (GAAP)		$2,940,095	$2,834,281
Plus:	Net unrealized (gains)/losses on investment securities related to AOCI	16,946	5,546
	Defined benefit postretirement plan losses related to AOCI	62,328	66,346
	Goodwill (GAAP)	741,740	741,740
	Less: Deferred tax liability associated with goodwill (1)	26,886	—
Less:	Net non-qualifying goodwill (regulatory) (1)	714,854	741,740
	Intangible assets (GAAP)	60,628	71,020
	Less: Deferred tax liability associated with intangible assets (1)	43,856	—
Less:	Net intangible assets (regulatory)	16,772	71,020
	Disallowed deferred tax asset (1)	67,487	87,001
	Other adjustments	101,231	1,951
Tier 1 capital (regulatory)		2,119,025	2,004,461
Less:	Preferred Stock	100,000	100,000
Plus;	Tier 1 capital adjustments	100,000	—
Tier 1 common equity (non-GAAP) (1)		N/A	1,904,461
CET1 capital (non-GAAP) (1)		2,119,025	N/A
Risk-weighted assets (regulatory) (1)		19,891,759	17,391,022
Tier 1 common equity ratio (non-GAAP) (1)		N/A	10.95%
CET1 capital (non-GAAP) (1)		10.65%	N/A

GAAP to Non-GAAP Reconciliations, continued
(In thousands, except per share amounts)		December 31, 2015	December 31, 2014
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,940,095	$2,834,281
Less:	Preferred Stock	100,000	100,000
Common shareholders’ equity		2,840,095	2,734,281
Less:	Intangible assets	60,628	71,020
	Goodwill	741,740	741,740
Tangible common equity (non-GAAP)		$2,037,727	$1,921,521

Period end common shares		165,758	165,390
Book value per share		$17.74	$17.14
Common equity per share		17.13	16.53
Tangible book value per common share		12.29	11.62

		Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)		2015	2014	2015	2014
Net income (GAAP)		$56,749	$61,079	$229,484	$237,951
Adjustments to net income, net of tax (2)
Plus:	Branch closure costs	—	—	1,932	2,568
	Acquisition related charges	—	—	—	706
	Restructure expenses	(200)	564	949	564
	Total adjusted charges	(200)	564	2,881	3,838
	Adjusted net income (non-GAAP)	$56,549	$61,643	$232,365	$241,789
Annualized net income (GAAP)		$225,145	$242,324	$229,484	$237,951
	Annualized adjusted net income (non-GAAP)	224,352	244,562	232,365	241,789
Average assets (GAAP)		25,370,946	24,664,987	25,155,792	24,418,211
Average equity (GAAP)		2,943,268	2,849,618	2,903,160	2,790,139
Less:	Average preferred stock	100,000	100,000	100,000	100,000
Average common shareholders’ equity (non-GAAP)		2,843,268	2,749,618	2,803,160	2,690,139
Less:	Average intangible assets	61,889	72,443	65,767	76,821
	Average goodwill	741,740	741,740	741,740	741,740
Average tangible common equity (non-GAAP)		$2,039,639	$1,935,435	$1,995,653	$1,871,578

Return on average assets (GAAP)		0.89%	0.98%	0.91%	0.97%
Adjusted return on average assets, net of adjusted charges (non-GAAP)		0.88%	0.99%	0.92%	0.99%
Return on average equity (GAAP)		7.65%	8.50%	7.90%	8.53%
Adjusted return on average equity, net of adjusted charges (non-GAAP)		7.62%	8.58%	8.00%	8.67%
Return on average tangible common equity (non-GAAP)		11.04%	12.52%	11.50%	12.71%
Adjusted return on average tangible common equity, net of adjusted charges (non-GAAP)		11.00%	12.64%	11.64%	12.92%

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)		2015	2014	2015	2014
Net interest income (GAAP)		$185,231	$192,511	$741,295	$775,568
TE Adjustment (non-GAAP)		3,748	3,998	15,375	16,107
Net interest income TE (non-GAAP)		188,979	196,509	756,670	791,675
Noninterest income (GAAP)		65,143	71,960	268,998	281,524
Adjustments to noninterest income(2)
Less:	Securities gains (losses)	(5)	16	957	166
Plus:	Branch closure costs and acquisition related expenses (3)	—	—	2,973	3,951
	Adjusted noninterest income (non-GAAP)	65,148	71,944	271,014	285,309
Adjusted total revenue, TE excluding securities gains (losses) (non-GAAP)		254,127	268,453	1,027,684	1,076,984
Noninterest expense (GAAP)		155,622	165,041	638,690	664,919
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,598	2,933	10,392	11,735
	Adjusted noninterest expense, excluding amortization of intangibles	153,024	162,108	628,298	653,184
Less:	Severance and related employee benefits (3)	(307)	868	1,460	868
	Branch closure costs and acquisition related expenses (3)	—	—	—	1,086
	Adjusted noninterest expense (non-GAAP)	$153,331	$161,240	$626,838	$651,230

Annualized net interest income TE (non-GAAP)		$749,754	$779,628	$756,670	$791,675
Average earning assets		22,747,631	21,920,889	22,439,516	21,502,747

Net interest margin on an TE basis (non-GAAP)		3.30%	3.56%	3.37%	3.68%
Fee income ratio (non-GAAP)		25.64%	26.80%	26.16%	26.22%
Efficiency ratio, excluding amortization of intangible assets and securities gains/(losses) (non-GAAP)		60.22%	60.39%	61.31%	60.87%
Adjusted efficiency ratio (non-GAAP)		60.34%	60.06%	61.00%	60.47%

(1) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 and the CET1 risk-based capital ratio. December 31, 2015 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 amounts and ratios are reported on a Basel I basis.
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

The following table presents the individual components of net interest income and the net interest margin.
Figure 5. Average Tax-Equivalent Balance Sheets - Year to Date

	Year Ended			Year Ended			Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate	Balance	Interest (1)	Rate
ASSETS
Cash and cash equivalents	$488,299			$659,072			$941,356
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,428,832	$109,109	2.01%	5,247,620	$105,966	2.02%	4,319,524	$88,761	2.05%
Obligations of states and political subdivisions (tax exempt)	740,942	34,184	4.61%	762,864	34,736	4.55%	673,695	33,311	4.94%
Other securities and federal funds sold	591,776	20,700	3.50%	588,123	22,398	3.81%	535,916	20,063	3.74%
Total investment securities and federal funds sold	6,761,550	163,993	2.43%	6,598,607	163,100	2.47%	5,529,135	142,135	2.57%
Loans held for sale	4,766	228	4.78%	12,825	447	3.49%	15,194	553	3.64%
Loans, including loss share receivable	15,673,200	650,671	4.15%	14,891,315	685,058	4.60%	12,948,666	637,532	4.92%
Total earning assets	22,439,516	814,892	3.63%	21,502,747	848,605	3.95%	18,492,995	780,220	4.22%
Allowance for loan losses	(147,330)			(140,953)			(153,190)
Other assets	2,375,307			2,397,345			2,208,614
Total assets	$25,155,792			$24,418,211			$21,489,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$5,833,611	$—	—%	$5,579,237	$—	—%	$4,859,659	$—	—%
Interest bearing	3,280,488	3,054	0.09%	3,058,609	2,963	0.10%	2,316,421	2,543	0.11%
Savings and money market accounts	8,474,496	22,385	0.26%	8,537,371	22,101	0.26%	7,799,943	24,406	0.31%
Certificates and other time deposits	2,270,255	10,822	0.48%	2,353,218	10,844	0.46%	2,325,565	9,649	0.41%
Total deposits	19,858,850	36,261	0.18%	19,528,435	35,908	0.18%	17,301,588	36,598	0.21%
Securities sold under agreements to repurchase	1,138,307	1,126	0.10%	1,084,532	991	0.09%	949,068	1,240	0.13%
Wholesale borrowings	381,293	4,662	1.22%	385,392	5,210	1.35%	194,150	3,893	2.01%
Long-term debt	504,185	16,173	3.21%	329,991	14,821	4.49%	280,323	13,287	4.74%
Total interest bearing liabilities	16,049,024	58,222	0.36%	15,749,113	56,930	0.36%	13,865,470	55,018	0.40%
Other liabilities	369,997			299,722			355,781
Shareholders’ equity	2,903,160			2,790,139			2,408,865
Total liabilities and shareholders’ equity	$25,155,792			$24,418,211			$21,489,775
Net yield on earning assets (1)	$22,439,516	$756,670	3.37%	$21,502,747	$791,675	3.68%	$18,492,995	$725,202	3.92%
Interest rate spread			3.27%			3.59%			3.82%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Statement of Income. The taxable-equivalent adjustments to net interest income were $15.4 million, $16.1 million, and $14.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table in Figure 6 provides net interest income-TE and net interest margin totals for the years ended December 31, 2015, 2014, and 2013:

Figure 6. Net Interest Income and Net Interest Margin

	Year Ended December 31,			% Increase (Decrease)
(Dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net interest income	$741,295	$775,568	$710,785	(4.42)%	9.11%
Tax equivalent adjustment	15,375	16,107	14,417	(4.54)%	11.72%
Net interest income - TE	756,670	791,675	725,202	(4.42)%	9.17%
Average earning assets	$22,439,516	$21,502,747	$18,492,995	4.36%	16.28%
Net interest margin	3.37%	3.68%	3.92%	(8.42)%	(6.12)%

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

Figure 7. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Year Ended December 31,
	2015 and 2014			2014 and 2013
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
INTEREST INCOME -TE
Investment securities and federal funds sold:
Taxable	$4,017	$(2,572)	$1,445	$21,597	$(2,057)	$19,540
Tax-exempt	(1,007)	455	(552)	4,191	(2,766)	1,425
Loans held for sale	(347)	128	(219)	(84)	(22)	(106)
Loans	34,742	(69,129)	(34,387)	91,279	(43,753)	47,526
Total interest income -TE	37,405	(71,118)	(33,713)	116,983	(48,598)	68,385
INTEREST EXPENSE
Interest on deposits:
Interest bearing	210	(119)	91	745	(325)	420
Savings and money market accounts	(164)	448	284	2,166	(4,471)	(2,305)
Certificates and other time deposits	(389)	367	(22)	115	1,080	1,195
Securities sold under agreements to repurchase	50	85	135	160	(409)	(249)
Wholesale borrowings	(55)	(493)	(548)	2,895	(1,578)	1,317
Long-term debt	6,373	(5,021)	1,352	2,259	(725)	1,534
Total interest expense	6,025	(4,733)	1,292	8,340	(6,428)	1,912
Net interest income - TE	$31,380	$(66,385)	$(35,005)	$108,643	$(42,170)	$66,473

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

2015 compared to 2014

For the year ended December 31, 2015, net interest income-TE was $756.7 million, a decrease of $35.0 million, or 4.42%, from the year ago period. The net interest margin for the year ended December 31, 2015 was 3.37%, 31 basis points lower than 3.68% for the same year ago period. The decrease in taxable equivalent net interest income was attributable to a decrease in originated and FDIC acquired loan yields, partially offset by the benefit provided by an increase in average earnings assets. Average earnings assets increased by $936.8 million, or 4.36%, for the year ended December 31, 2015, compared to the same year ago period. The increase in average earnings assets primarily reflected a $781.9 million increase in average total loans and a $162.9 million increase in average investments. The average yield on earning assets decreased from 3.95% in 2014 to

3.63% in 2015 primarily from decreased yields on the loan portfolios. Originated loan yields were down year over year due to competitive pricing pressure in a low rate environment and repayments on higher yielding loans. The yield on FDIC acquired loans was down 104 basis points from the year ago period due to a $32.4 million decrease in FDIC acquired loan discount accretion, partly offset by a $16.8 million favorable reduction in the indemnification asset amortization. These reductions are the result of the continued decline in FDIC acquired loan average balances, which declined $202.6 million, or 42.82%, from the year ago period. Average balances for investment securities were up from 2014, increasing interest income by $3.0 million, while the lower interest rate environment resulted in a decrease to interest income of $2.1 million. Higher outstanding balances on average deposits resulted in a net increase to interest expense of $0.4 million in 2015. The issuance of $250.0 million in subordinated debt in the fourth quarter of 2014 caused interest expense to increase by $0.8 million in 2015. The cost of funds as a percentage of average earning assets for 2015 remained flat in comparison to 2014 at 0.26%.

2014 compared to 2013

For the year ended December 31, 2014, net interest income-TE was $791.7 million, an increase of $66.5 million, or 9.17%, from the year ago period. The net interest margin for the year ended December 31, 2014 was 3.68%, 24 basis points lower than 3.92% for the same year ago period. The increase in net interest income-TE in 2014 compared with 2013 was primarily due to the full year impact of the Citizens acquisition compared to a nine-month impact in 2013 and organic loan growth. The average yield on earning assets decreased from 4.22% in 2013 to 3.95% in 2014 primarily from decreased yields on the loan portfolios. Average loans outstanding, up $1.9 billion or 15.00% from 2013, increased 2014 interest income by $91.3 million and lower yields on those loans decreased 2014 interest income by $43.8 million. Average balances for investment securities were up from 2013, increasing interest income by $25.8 million, and lower rates earned on the securities decreased interest income by $4.8 million. Higher outstanding balances on average deposits and lower rates paid on deposits resulted in a net decrease to interest expense of $0.7 million in 2014. Increased wholesale borrowings and the issuance of $250.0 million in subordinated debt in the fourth quarter of 2014 caused interest expense to increase by $2.9 million in 2014. The cost of funds as a percentage of average earning assets for 2014 decreased 4 basis points to 0.26%, in comparison to 0.30% for 2013.

Noninterest Income

Significant changes in noninterest income for the years ended December 31, 2015, 2014, and 2013 are discussed immediately after Figure 8.
Figure 8. Noninterest Income

	Year Ended December 31,			% Increase (Decrease)
(Dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Trust department income	$42,125	$39,949	$34,770	5.45%	14.90%
Service charges on deposits	66,460	71,457	74,399	(6.99)%	(3.95)%
Credit card fees	54,643	52,666	50,542	3.75%	4.20%
ATM and other service fees	25,588	24,179	19,155	5.83%	26.23%
Bank owned life insurance income	15,747	19,177	16,926	(17.89)%	13.30%
Investment services and life insurance	15,423	15,145	12,777	1.84%	18.53%
Investment securities (losses)/gains, net	957	166	(2,803)	476.51%	(105.92)%
Loan sales and servicing income	9,566	16,044	23,069	(40.38)%	(30.45)%
Other operating income	38,489	42,741	41,508	(9.95)%	2.97%
Total noninterest income	$268,998	$281,524	$270,343	(4.45)%	4.14%
Noninterest income as a percent of net revenue (1)	26.16%	26.22%	27.36%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

2015 compared to 2014

Noninterest income decreased $12.5 million, or 4.45%, for 2015 compared to 2014. Excluding net realized gain on sales of investment securities of $1.0 million and $0.2 million recognized in 2015 and 2014, respectively, the change in noninterest income from 2015 to 2014 was a decrease of $13.3 million. Fee-based income increased across multiple areas including wealth management, treasury management, and ATM and other service fees. Service charges on deposits decreased $5.0 million, or 6.99%, in 2015 as compared to the year ago period due to fewer overdraft incident levels as customers increasingly use mobile devices to manage their accounts.

Bank owned life insurance income was down as a result of a decrease of $3.5 million in death benefit proceeds year over year.

Total loan sales and servicing income decreased by $6.5 million, or 40.38%, in 2015 as compared to the year ago period. Loan sales and servicing income includes amortization and impairment or recovery of MSRs, changes in the fair value of residential mortgage loans held for sale, gain on sale of mortgages sold into the secondary market, production fee income, as well as changes in the value of derivatives used to hedge those loans held for sale. Interest rates for 2015 remained relatively flat, however, the decrease is primarily caused by a drop in originated volumes, combined with a decrease in production fee income due to competition. The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at December 31, 2015 compared to $2.6 billion at December 31, 2014 resulting in loan servicing fees of approximately $6.3 million and $6.6 million in 2015 and 2014, respectively. Higher interest rates in 2015 caused a net recovery of the MSRs of approximately $0.6 million contrasted to 2014 during which a $0.7 million net impairment was recognized.

Other operating income decreased $4.3 million, or 9.95%, in 2015 as compared to the year ago period as primarily due to the denial in the fourth quarter of 2015 by the FDIC of four disputed claims of $6.0 million claimed on the final commercial loss share certificate at June 30, 2015.

2014 compared to 2013

Noninterest income increased $11.2 million, or 4.14%, in 2014 compared to 2013. Noninterest income for 2013 included a net realized loss of $2.8 million on the sale of $2.2 billion in securities assumed in the Citizens acquisition that were sold shortly after acquisition to reduce prepayment and credit risk. Excluding this loss, the increase in noninterest income from 2013 to 2014 was $8.2 million and resulted primarily from the full year impact of the Citizens acquisition in 2014 compared to a nine-month impact in 2013. Additionally, bank owned life insurance income increased as a result of death benefit proceeds of $3.5 million in 2014 compared to $1.0 million in 2013. Costs associated with branch closures of $4.0 million were recognized in 2014 as a reduction to noninterest income compared to $1.0 million in 2013.

Total loan sales and servicing income decreased $7.0 million, or 30.45%, year over year. The Corporation serviced for third parties approximately $2.6 billion of residential mortgage loans at December 31, 2014; compared to $2.7 billion at December 31, 2013. Interest rates were flat through most of 2014, however, decreased during the last quarter of 2014. This decrease caused a net impairment of its MSRs of approximately $0.7 million contrasted to 2013 during which a $2.3 million net recovery of previously recognized impairment was recognized; however the decrease was not substantial enough to increase new origination volumes during 2014.

Included in other operating income in 2014 was $5.0 million in gains on covered loan resolutions, compared to $8.6 million of similar gains in 2013, and $6.9 million of recoveries on loans acquired in the 2013 Citizens acquisition and charged-off in full prior to the acquisition, contrasted to $1.8 million of similar recoveries in 2013.

Noninterest Expense

Significant changes in noninterest income for the years ended December 31, 2015, 2014, and 2013 are discussed immediately after Figure 9.

Figure 9. Noninterest Expense

	Year Ended December 31,			% Increase (Decrease)
(Dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Salaries and wages	$276,326	$284,968	$288,125	(3.03)%	(1.10)%
Pension and employee benefits	72,482	74,002	65,891	(2.05)%	12.31%
Net occupancy expense	55,937	59,436	49,510	(5.89)%	20.05%
Equipment expense	47,926	48,499	41,875	(1.18)%	15.82%
Taxes, other than federal income taxes	8,144	8,300	10,217	(1.88)%	(18.76)%
Stationery, supplies and postage	13,424	15,587	14,199	(13.88)%	9.78%
Bankcard, loan processing and other costs	47,081	45,625	71,929	3.19%	(36.57)%
Advertising	13,516	14,847	15,101	(8.96)%	(1.68)%
Professional services	19,578	21,813	40,680	(10.25)%	(46.38)%
Telephone	10,183	11,375	10,659	(10.48)%	6.72%
Amortization of intangibles	10,392	11,735	8,392	(11.44)%	39.84%
FDIC expense	20,730	20,481	17,707	1.22%	15.67%
Other operating expense	42,971	48,251	49,968	(10.94)%	(3.44)%
Total noninterest expense	$638,690	$664,919	$684,253	(3.94)%	(2.83)%

2015 compared to 2014

Noninterest expense decreased $26.2 million, or 3.94%, over 2014. Included in noninterest expense in 2014 were $1.0 million of merger-related costs associated with the Citizens acquisition. Other factors contributing to changes in noninterest expense are described as follows.

Salaries and wages expense and pension and employee benefits expenses decreased $8.6 million, or 3.03%, and $1.5 million, or 2.05%, respectively, when compared to 2014 primarily due to 347, or 8.12% fewer full-time equivalent employees year over year. Net occupancy expense decreased $3.5 million, or 5.89%, over 2014 due to branch closure and other restructuring initiatives executed during 2015. Other operating expense decreased $5.3 million, or 10.94%, year over year primarily due to the favorable re-estimation of certain repurchase reserve liabilities as of December 31, 2015.

2014 compared to 2013

Noninterest expense decreased $19.3 million, or 2.83%, over 2013. Included in noninterest expense in 2013 were $72.3 million of merger-related costs associated with the Citizens acquisition. These costs were primarily composed of severance and retention employee benefits of $21.6 million, professional services of $20.2 million, and $23.6 million in fees for early termination of existing agreements assumed from the merger (reported within bankcard, loan processing and other costs). Excluding these merger-related costs in 2013, noninterest expenses increased $53.0 million. Higher noninterest expenses for 2014 were primarily due to the full year impact of the Citizens acquisition in 2014, compared to a nine-month impact in 2013. Other factors contributing to changes in noninterest expense are described as follows.

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

Income Taxes

Income tax expense totaled $97.0 million in 2015 compared to $101.9 million in 2014, and $79.5 million in 2013. The effective income tax rate for the year ended December 31, 2015, was 29.71% compared to 29.99%, and 30.21% for the years ended December 31, 2014 and 2013, respectively. Higher pre-tax income in 2014 and nondeductible merger-related expenses in 2013 led to an increase in income tax expense and a decrease in the effective tax rate from 2013 to 2014. Further income tax information, including the effective tax rate analysis, is contained in Note 12 (Income Taxes) to the consolidated financial statements.

LINE OF BUSINESS RESULTS

Line of business results are presented in the table below. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 16 (Segment Information) to the consolidated financial statements. The Corporation’s profitability is primarily dependent on the net interest income, provision for credit losses, noninterest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment. The following tables present a summary of financial results as of and for the years ended December 31, 2015, 2014, and 2013.

Figure 10. Line of Business Results

	December 31, 2015
(In thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$411,199	$370,781	$22,403	$(47,713)	$756,670
Provision/(recapture) for loan losses	16,373	28,152	94	481	45,100
Noninterest income	88,384	96,979	57,995	25,640	268,998
Noninterest expense	240,634	345,827	54,681	(2,452)	638,690
Net income (loss)	154,632	60,957	16,654	(2,759)	229,484
AVERAGES :
Assets	9,464,876	6,022,529	298,435	9,369,952	25,155,792
Loans	9,550,421	5,775,543	289,044	58,192	15,673,200
Earnings assets	9,868,378	5,783,272	289,044	6,498,822	22,439,516
Deposits	7,071,238	11,035,639	1,215,174	536,799	19,858,850
Economic Capital	1,309,589	807,150	115,447	670,974	2,903,160

	December 31, 2014
(In thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$422,610	$383,151	$20,330	$(34,416)	$791,675
Provision/(recapture) for loan losses	2,898	39,618	1,895	7,868	52,279
Noninterest income	91,483	106,716	55,800	27,525	281,524
Noninterest expense	247,258	359,848	54,204	3,609	664,919
Net income (loss)	171,560	58,760	13,021	(5,390)	237,951
AVERAGES :
Assets	9,265,088	5,641,517	271,975	9,239,631	24,418,211
Loans	9,262,224	5,305,071	261,321	62,699	14,891,315
Earnings assets	9,549,341	5,328,107	261,321	6,363,978	21,502,747
Deposits	6,679,007	11,484,763	1,089,068	275,597	19,528,435
Economic Capital	1,318,357	741,165	100,327	630,290	2,790,139

	December 31, 2013
(In thousands)	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
OPERATIONS:
Net interest income (loss) - TE	$411,985	$349,433	$17,192	$(53,408)	$725,202
Provision/(recapture) for loan losses	17,072	16,151	(692)	1,153	33,684
Noninterest income	83,933	114,679	48,289	23,442	270,343
Noninterest expense	209,936	330,875	54,196	89,246	684,253
Net income (loss)	172,206	76,105	7,784	(72,411)	183,684
AVERAGES :
Assets	8,397,357	4,746,277	259,601	8,086,540	21,489,775
Loans	8,292,805	4,367,701	226,152	62,008	12,948,666
Earnings assets	8,480,005	4,392,937	226,179	5,393,874	18,492,995
Deposits	5,572,287	10,749,725	826,794	152,782	17,301,588
Economic Capital	602,561	256,362	72,244	1,477,698	2,408,865

2015 compared with 2014

The commercial segment’s net income was $154.6 million, a decrease of $16.9 million from 2014. Net interest income - TE totaled $411.2 million compared to $422.6 million for 2014, a decrease of $11.4 million, or 2.70%. This decrease is a result of run-off of the higher margin portfolio of acquired loans, partially offset by higher originated commercial loan balances. The provision for loan losses totaled $16.4 million compared to $2.9 million in 2014, an increase of $13.5 million, or 464.98%. Net charge-offs increased $5.8 million to $14.1 million in 2015 from $8.3 million in 2014. Noninterest income was $88.4 million compared to $91.5 million for 2014, a decrease of $3.1 million, or 3.39%, primarily attributable to reduced gains on the covered loan portfolio, although partially offset by higher credit card fees. Noninterest expense was $240.6 million compared to $247.3 million for 2014, a decrease of 2.7%. The reduction of expenses was primarily attributable to management’s efficiency initiatives.

The retail segment’s net income was $61.0 million, an increase of $2.2 million from 2014. Net interest income totaled $370.8 million compared to $383.2 million in 2014, a decrease of $12.4 million or 3.23%. The decrease is due to the run-off of the higher margin portfolio of acquired loans, partially offset by higher originated consumer loan balances. Provision for credit losses totaled $28.2 million compared to $39.6 million for the same period in 2014, a decrease of $11.5 million, or 28.94%. Noninterest income was $97.0 million compared to $106.7 million in 2014, a decrease of $9.7 million, or 9.12%, attributable to lower service charges on deposits due to lower non sufficient funds/over draft incidence rates, as well as lower loan sales and servicing income. Noninterest expense was $345.8 million compared to $359.8 million in 2014. This reduction was driven mainly by lower expenses from branch consolidation, and lower losses on mortgage repurchases.

The wealth management segment’s net income of $16.7 million was an increase of $3.6 million from 2014. Net interest income increased $2.1 million to $22.4 million in 2015, attributable primarily to deposit growth of $126.1 million or 11.6%. Noninterest income increased $2.2 million due to increased income from higher trust income. Noninterest expense was $54.7 million compared to $54.2 million in 2014, an increase of $0.5 million.

Activities that are not directly attributable to one of the primary lines of business are included in the other business line. This category includes the parent company, community development operations,

FirstMerit’s treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss before income taxes of $2.8 million, which was $2.6 million less than 2014.

2014 compared with 2013

The commercial segment’s net income was $171.6 million, a decrease of $0.6 million from 2013. Net interest income - TE totaled $422.6 million compared to $412.0 million for 2013, an increase of $10.6 million, or 2.57%. The increase was primarily attributable to asset growth driven by both the Citizens acquisition and organic loan growth. The provision for loan losses totaled $2.9 million compared to $17.1 million in 2013, a decrease of $14.2 million, or 83.02%. Net charge-offs increased $8.2 million from $0.1 million in 2013 to $8.3 million in 2014. Noninterest income was $91.5 million compared to $83.9 million for 2013, an increase of $7.6 million or 9.00%, primarily attributable to growth in service charges, merchant card fees and commercial loan fees. Noninterest expense was $247.3 million compared to $209.9 million for 2013, an increase of 17.8%. Growth in expenses was primarily attributable to a full-year impact of the Citizens acquisition, FDIC fees and the continued build-out of specialized and regional banking capabilities, partially offset by the results of management’s efficiency initiative.

The retail segment’s net income was $58.8 million, a decrease of $17.3 million from 2013. Net interest income - TE totaled $383.2 million compared to $349.4 million in 2013, an increase of $33.8 million or 9.67%. The increase was primarily attributable to growth in earning assets acquired through the Citizens acquisition. Provision for credit losses totaled $39.6 million compared to $16.2 million for the same period in 2013, an increase of $23.5 million, or 145.30%, due to the full-year impact of the Citizens acquisition. Noninterest income was $106.7 million compared to $114.7 million in 2013, a decrease of $8.0 million, or 6.97%. The largest drivers of this reduction were lower mortgage sales and services charges on deposits. Noninterest expense was $359.8 million compared to $330.9 million in 2013. The results of management’s efficiency initiative partially offset the increase in expense attributable to a full-year expense impact of the Citizens acquisition.

The wealth management segment’s net income of $13.0 million was an increase of $5.2 million from 2013. Net interest income increased $3.1 million to $20.3 million in 2014, attributable primarily to deposit growth of $262.3 million or 31.7%. Noninterest income increased $7.5 million due to increased income from trust and investment agency, offset by lower insurance premiums. Noninterest expense was $54.2 million, nearly unchanged from 2013. The results of management’s efficiency initiative partially offset the increase in expense attributable to the full-year expense impact of the Citizens acquisition.

Activities that are not directly attributable to one of the primary lines of business are included in the other business line. This category includes the parent company, community development operations, FirstMerit’s treasury operations, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, and the economic impact of certain capital and support functions not specifically identifiable with the three primary lines of business. The Other line of business recorded net loss of $5.4 million, which was $67.0 million less than 2013. The net loss was attributable to a decrease in non-interest expense of $70.0 million due primarily to the Citizens acquisition that occurred in 2013.

FINANCIAL CONDITION

Investment Securities

The following table provides information with respect to the amortized cost and fair value of the Corporation’s investment security portfolio.

Figure 11. Investment Securities

	December 31, 2015			December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$4,005,782	$3,967,735	$(38,047)	$3,562,537	$3,545,288	$(17,249)
Held-to-maturity securities (2)	2,674,093	2,659,119	(14,974)	2,903,609	2,875,920	(27,689)
Other securities (3)	148,172	148,172	—	148,654	148,654	—
Total investment securities	$6,828,047	$6,775,026	$(53,021)	$6,614,800	$6,569,862	$(44,938)

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in floating rate CLOs beginning in the second quarter of 2013. The CLO portfolio had an amortized cost of $297.8 million as of December 31, 2015, compared to $297.4 million as of December 31, 2014. Net unrealized losses on the CLO portfolio amounted to $8.4 million and $9.6 million at December 31, 2015, and 2014, respectively. The current weighted average yield on our CLO portfolio approximates 2.77% as of December 31, 2015. Management believes that its holdings of CLOs are not ownership interests in a covered fund prohibited by the Volcker regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with this strategy. As of December 31, 2015, the Corporation has purchased $38.0 million of newly issued CLO investments that Management believes to be exempt from the Volcker Rule as these CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.

Loans

Total loans at December 31, 2015, were $16.1 billion compared to $15.3 billion at December 31, 2014. Total loans as of December 31, 2015, include $1.7 billion in acquired loans and $205.4 million in FDIC acquired loans, excluding the loss share receivable of $9.9 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. FDIC acquired loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and FDIC acquired loans, at December 31 for each of the five past years.

Figure 12. Period End Loans by Product Type

	As of December 31, 2015
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,793,408	41.0%	$240,145	13.8%	$35,466	17.3%	$6,069,019	37.8%
CRE	2,077,344	14.7%	430,891	24.7%	87,774	42.7%	2,596,009	16.2%
Construction	645,337	4.6%	6,113	0.4%	5,869	2.9%	657,319	4.1%
Leases	491,741	3.5%	—	—%	—	—%	491,741	3.1%
Total Commercial	9,007,830	63.8%	677,149	38.8%	129,109	62.9%	9,814,088	61.1%
Residential mortgages	689,045	4.9%	324,008	18.6%	35,568	17.3%	1,048,621	6.5%
Installment	2,990,349	21.2%	573,372	32.9%	2,077	1.0%	3,565,798	22.2%
Home equity lines	1,248,438	8.8%	168,542	9.7%	38,668	18.8%	1,455,648	9.1%
Credit card	182,843	1.3%	—	—%	—	—%	182,843	1.1%
Total Consumer	5,110,675	36.2%	1,065,922	61.2%	76,313	37.1%	6,252,910	38.9%
Subtotal	14,118,505	100.0%	1,743,071	100.0%	205,422	100.0%	16,066,998	100.0%
Loss share receivable	—	n/m	—	n/m	9,947	n/m	9,947	n/m
Total Loans	14,118,505	n/m	1,743,071	n/m	215,369	n/m	16,076,945	n/m
Allowance for loan losses	(105,135)	n/m	(3,877)	n/m	(44,679)	n/m	(153,691)	n/m
Net Loans	$14,013,370	n/m	$1,739,194	n/m	$170,690	n/m	$15,923,254	n/m

	As of December 31, 2014
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,175,201	41.4%	$449,254	18.1%	$48,837	14.7%	$5,673,292	37.1%
CRE	2,117,118	16.9%	630,674	25.4%	153,508	46.4%	2,901,300	19.0%
Construction	537,766	4.3%	6,971	0.3%	9,262	2.8%	553,999	3.6%
Leases	370,179	3.0%	—	—%	—	—%	370,179	2.4%
Total Commercial	8,200,264	65.6%	1,086,899	43.8%	211,607	63.9%	9,498,770	62.1%
Residential mortgages	625,283	5.0%	394,484	15.9%	41,276	12.5%	1,061,043	6.9%
Installment	2,393,451	19.2%	764,168	30.8%	4,874	1.5%	3,162,493	20.7%
Home equity lines	1,110,336	8.9%	233,629	9.4%	73,365	22.1%	1,417,330	9.3%
Credit card	164,478	1.3%	—	—%	—	—%	164,478	1.1%
Total Consumer	4,293,548	34.4%	1,392,281	56.2%	119,515	36.1%	5,805,344	37.9%
Subtotal	12,493,812	100.0%	2,479,180	100.0%	331,122	100.0%	15,304,114	100.0%
Loss share receivable	—	n/m	—	n/m	22,033	n/m	22,033	n/m
Total Loans	12,493,812	n/m	2,479,180	n/m	353,155	n/m	15,326,147	n/m
Allowance for loan losses	(95,696)	n/m	(7,457)	n/m	(40,496)	n/m	(143,649)	n/m
Net Loans	$12,398,116	n/m	$2,471,723	n/m	$312,659	n/m	$15,182,498	n/m

	As of December 31, 2013
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$4,139,567	40.5%	$794,079	22.7%	$76,237	14.4%	$5,009,883	35.2%
CRE	2,169,787	21.2%	918,645	26.3%	273,594	51.6%	3,362,026	23.6%
Construction	338,925	3.3%	13,246	0.4%	26,029	4.9%	378,200	2.7%
Leases	239,551	2.3%	—	—%	—	—%	239,551	1.7%
Total Commercial	6,887,830	67.4%	1,725,970	49.4%	375,860	70.9%	8,989,660	63.1%
Residential mortgages	529,253	5.2%	470,652	13.5%	50,678	9.6%	1,050,583	7.4%
Installment	1,727,925	16.9%	1,004,569	28.7%	6,163	1.2%	2,738,657	19.2%
Home equity lines	920,066	9.0%	294,424	8.4%	97,442	18.4%	1,311,932	9.2%
Credit card	148,313	1.5%	—	—%	—	—%	148,313	1.0%
Total Consumer	3,325,557	32.6%	1,769,645	50.6%	154,283	29.1%	5,249,485	36.9%
Subtotal	10,213,387	100.0%	3,495,615	100.0%	530,143	100.0%	14,239,145	100.0%
Loss share receivable	—	n/m	—	n/m	61,827	n/m	61,827	n/m
Total Loans	10,213,387	n/m	3,495,615	n/m	591,970	n/m	14,300,972	n/m
Allowance for loan losses	(96,484)	n/m	(741)	n/m	(44,027)	n/m	(141,252)	n/m
Net Loans	$10,116,903	n/m	$3,494,874	n/m	$547,943	n/m	$14,159,720	n/m

	As of December 31, 2012
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$3,306,526	37.9%	$—	n/m	$128,509	14.2%	$3,435,035	35.6%
CRE	2,224,416	25.5%	—	n/m	539,595	59.6%	2,764,011	28.7%
Construction	335,547	3.8%	—	n/m	50,333	5.6%	385,880	4.0%
Leases	139,236	1.6%	—	n/m	—	—%	139,236	1.4%
Total Commercial	6,005,725	68.8%	—	n/m	718,437	79.4%	6,724,162	69.8%
Residential mortgages	445,211	5.1%	—	n/m	61,540	6.8%	506,751	5.3%
Installment	1,328,258	15.2%	—	n/m	8,189	0.9%	1,336,447	13.9%
Home equity lines	806,078	9.2%	—	n/m	117,225	12.9%	923,303	9.6%
Credit card	146,387	1.7%	—	n/m	—	—%	146,387	1.5%
Total Consumer	2,725,934	31.2%	—	n/m	186,954	20.6%	2,912,888	30.2%
Subtotal	8,731,659	100.0%	—	n/m	905,391	100.0%	9,637,050	100.0%
Loss share receivable	—	n/m	—	n/m	113,734	n/m	113,734	n/m
Total Loans	8,731,659	n/m	—	n/m	1,019,125	n/m	9,750,784	n/m
Allowance for loan losses	(98,942)	n/m	—	n/m	(43,255)	n/m	(142,197)	n/m
Net Loans	$8,632,717	n/m	$—	n/m	$975,870	n/m	$9,608,587	n/m

	As of December 31, 2011
(Dollars in thousands)	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$2,775,476	35.8%	$—	n/m	$197,539	15.3%	$2,973,015	32.9%
CRE	2,054,936	26.5%	—	n/m	777,848	60.2%	2,832,784	31.3%
Construction	277,335	3.6%	—	n/m	89,909	7.0%	367,244	4.1%
Leases	73,530	1.0%	—	n/m	—	—%	73,530	0.8%
Total Commercial	5,181,277	66.9%	—	n/m	1,065,296	82.5%	6,246,573	69.1%
Residential mortgages	413,664	5.3%	—	n/m	74,510	5.7%	488,174	5.4%
Installment	1,263,665	16.3%	—	n/m	10,122	0.8%	1,273,787	14.1%
Home equity lines	743,982	9.6%	—	n/m	141,548	11.0%	885,530	9.8%
Credit card	146,356	1.9%	—	n/m	—	—%	146,356	1.6%
Total Consumer	2,567,667	33.1%	—	n/m	226,180	17.5%	2,793,847	30.9%
Subtotal	7,748,944	100.0%	—	n/m	1,291,476	100.0%	9,040,420	100.0%
Loss share receivable	—	n/m	—	n/m	205,664	n/m	205,664	n/m
Total Loans	7,748,944	n/m	—	n/m	1,497,140	n/m	9,246,084	n/m
Allowance for loan losses	(107,699)	n/m	—	n/m	(36,417)	n/m	(144,116)	n/m
Net Loans	$7,641,245	n/m	$—	n/m	$1,460,723	n/m	$9,101,968	n/m

(1) Loans acquired from Citizens. No allowance was brought forward in accordance with the acquisition method of accounting.
(2) Loans which are covered by loss sharing agreements with the FDIC providing considerable protection against credit risk.
n/m = Not Meaningful

The following table summarizes the maturity of originated, acquired, and FDIC acquired loans, excluding the loss share receivable of $9.9 million, as of December 31, 2015.

Figure 13. Loan Maturity Excluding Loss Share Receivable

	As of December 31, 2015
(Dollars in thousands)	Commercial		Residential mortgages		Installment		Home equity lines		Credit card		Leases
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Due in one year or less	$2,833,560	30.4%	$182,983	17.4%	$1,002,582	28.1%	$299,611	20.6%	$169,984	93.0%	$181,064	36.8%
Due after one year but within five years	6,078,221	65.2%	571,701	54.6%	1,997,332	56.0%	706,930	48.5%	8,110	4.4%	291,894	59.4%
Due after five years	410,566	4.4%	293,937	28.0%	565,884	15.9%	449,107	30.9%	4,749	2.6%	18,783	3.8%
Total	$9,322,347	100.0%	$1,048,621	100.0%	$3,565,798	100.0%	$1,455,648	100.0%	$182,843	100.0%	$491,741	100.0%
Loans due after one year with interest at
a predetermined fixed rate	$1,001,476	15.4%	$470,693	54.4%	$2,553,359	99.6%	$66,625	5.8%	$12,859	100.0%	$310,677	100.0%
Loans due after one year with interest at
a floating rate	5,487,311	84.6%	394,946	45.6%	9,857	0.4%	1,089,411	94.2%	—	—%	—	—%
Total	$6,488,787	100.0%	$865,639	100.0%	$2,563,216	100.0%	$1,156,036	100.0%	$12,859	100.0%	$310,677	100.0%

Originated Loans

Total originated loans increased from December 31, 2014 by $1.6 billion, or 13.00%. This increase was driven primarily by higher commercial loans, which increased 9.85% from December 31, 2014 due to the Corporation's continued expansion into the Chicago, Illinois, Michigan and Wisconsin areas. Growth in commercial loans was impacted by the permanent mortgage market where insurance companies are refinancing commercial real estate into fixed-rate loans and new business within the specialty lending group. The leasing line of business has seen considerable increase in activity. As of December 31, 2015, leases totaled $491.7 million compared to $370.2 million at December 31, 2014, resulting in an increase of $121.6 million, or 32.84%, from December 31, 2014.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Total residential mortgage loan balances increased from December 31, 2014 by $63.8 million, or 10.20%, as a larger amount of shorter maturity and adjustable rate mortgages were held in portfolio compared to the prior year. The Corporation's mortgage banking business was restructured as of January 1, 2015. The Corporation will continue to originate residential mortgage loans but has partnered with a third party to process, underwrite, close and service the Corporation's residential mortgage loan production. The Corporation will retain for its balance sheet and continue to service community reinvestment act eligible loans, jumbos, and adjustable rate mortgages.

Outstanding home equity loans increased from December 31, 2014 by $138.1 million, or 12.44%. Installment loans increased from December 31, 2014 by $596.9 million, or 24.94% as a result of the Corporation expanding Citizens' indirect recreational lending into its legacy markets and expanding its indirect auto lending into Michigan and Wisconsin.
The Corporation has approximately $3.9 billion of loans secured by real estate. Approximately 82.59% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. The carrying amount of these loans was $1.7 billion as of December 31, 2015, a decrease from December 31, 2014 of $0.7 billion, or 29.69%. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future. Additional information regarding the accounting for acquired loans is included in the section captioned “Critical Accounting Policies”.

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

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loss share agreements expired on March 31, 2015 and June 30, 2015, respectively, resulting in $129.1 million of loans no longer being covered as of December 31, 2015. As of December 31, 2015, $76.3 million of loans remained covered by single family loss share agreements, until the agreements expire in March and June of 2020.

Total FDIC acquired loans, including the loss share receivable, were $215.4 million as of December 31, 2015, a decrease from December 31, 2014 of $137.8 million, or 39.02%. The FDIC acquired loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

As of December 31, 2015, the loss share receivable related to the remaining single family covered loans was $9.9 million and recorded as part of FDIC acquired loans. The loss share receivable related to the Midwest non-single family loans, representing open certificates initiated with the FDIC after the expiration of the non-single family loss sharing agreements, was $2.0 million as of December 31, 2015 and was recorded within Accrued Interest Receivable and Other Assets in the Consolidated Balance Sheet. The loss share receivable associated with the George Washington non-single family loans has been fully collected as of December 31, 2015.

These FDIC acquired loans were recorded at estimated fair value at the date of acquisition with no carryover of the related ALL and are accounted for as acquired impaired loans as described in the section captioned “Critical Accounting Policies”. A loss share receivable was recorded as of the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain FDIC acquired loans. These expected reimbursements are recorded as part of FDIC acquired loans. Additional information regarding the accounting for FDIC acquired loans and the related loss share receivable is included in the section captioned “Critical Accounting Policies”.

Allowance for Loan Losses and Reserve For Unfunded Lending Commitments

Allowance for Originated Loan Losses

A detailed description of our methodology for calculating our ALL is included in “Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis. Also, refer to Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-K for further information regarding the Corporation’s credit policies and practices.

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

At December 31, 2015, the allowance for originated loan losses was $105.1 million, or 0.74% of originated loans outstanding, compared to $95.7 million, or 0.77%, at December 31, 2014 . The allowance equaled 238.37% of nonperforming loans at December 31, 2015 compared to 276.44% at December 31, 2014. The additional reserves related to qualitative risk factors totaled $61.3 million at December 31, 2015, compared to $57.0 million December 31, 2014. Nonperforming loans have increased by $9.5 million, or 27.41%, when compared to December 31, 2014.

Net charge-offs on originated loans were $30.3 million and 0.23% of average originated loans outstanding during the year ended December 31, 2015, compared to $24.0 million and 0.21% of average originated loans outstanding during the year ended December 31, 2014. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at December 31, 2015 and December 31, 2014 was $4.1 million and $5.8 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $109.2 million and $101.5 million at December 31, 2015 and December 31, 2014, respectively.

The following table presents a five-year summary of activity in the ALL and credit quality performance ratios.
Figure 14. Five-Year Summary of the Allowance for Credit Losses

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for originated loan losses at January 1,	$95,696	$96,484	$98,942	$107,699	$114,690
Originated loans charged off:
Commercial	15,270	12,701	7,637	28,648	31,943
Mortgage	1,443	2,031	1,903	3,964	4,819
Installment	19,546	17,932	16,683	18,029	25,839
Home equity	4,032	4,831	5,036	7,249	8,691
Credit cards	4,867	4,604	5,541	6,171	7,846
Leases	1,268	—	1,237	144	778
Overdrafts	2,352	2,824	2,136	1,700	2,852
Total charge-offs	48,778	44,923	40,173	65,905	82,768
Originated Recoveries:
Commercial	1,798	4,332	9,012	5,626	2,703
Mortgage	257	318	230	235	221
Installment	11,062	10,513	10,459	11,635	13,639
Home equity	2,606	2,940	2,492	2,819	1,985
Credit cards	1,395	1,716	1,841	2,138	2,264
Manufactured housing	31	87	60	59	119
Leases	787	379	100	38	37
Overdrafts	547	679	487	622	774
Total recoveries	18,483	20,964	24,681	23,172	21,742
Originated net charge-offs	30,295	23,959	15,492	42,733	61,026
Provision for originated loan losses	39,734	23,171	13,034	33,976	54,035
Allowance for originated loan losses at December 31,	105,135	95,696	96,484	98,942	107,699
Reserve for Unfunded Lending Commitments (1)
Balance at January 1,	5,848	7,907	5,433	6,373	8,849
Provision for/(relief of) credit losses	(1,780)	(2,059)	2,474	(940)	(2,476)
Balance at December 31,	4,068	5,848	7,907	5,433	6,373
Allowance for credit losses	$109,203	$101,544	$104,391	$104,375	$114,072

Average originated loans outstanding	$13,297,594	$11,421,426	$9,252,555	$8,089,317	$7,409,502
Ratio to average originated loans:
Originated net charge-offs	0.23%	0.21%	0.17%	0.53%	0.82%
Provision for originated loan losses	0.30%	0.20%	0.14%	0.42%	0.75%
Originated loans outstanding at end of year	$14,118,505	$12,493,812	$10,213,387	$8,731,659	$7,748,944
Allowance for originated loan losses:
As a percent of originated loans outstanding at end of year	0.74%	0.77%	0.94%	1.13%	1.39%
As a percent of nonperforming originated loans	238.37%	276.44%	228.62%	269.69%	166.64%
As a multiple of originated net charge-offs	3.47	3.99	6.23	2.32	1.76
Allowance for credit losses:
As a percentage of period-end originated loans	0.77%	0.81%	1.02%	1.20%	1.47%
As a percentage of nonperforming originated loans	247.60%	293.34%	247.35%	284.50%	176.50%
As a multiple of annualized net charge offs	241.30%	664.97%	783.34%	368.70%	208.91%

(1) The reserve for unfunded commitments is recorded in “Other liabilities” in the accompanying Consolidated Balance Sheets.

Figure 15. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of December 31, 2015
	Loan Type
Allowance for Loan Losses Components:		CRE and			Home Equity	Credit	Residential
(In thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$43,818	$16,614	$—	$36,904	$7,080	$717	$23,905	$129,038
Allowance	11,837	128	—	1,009	188	243	944	14,349
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	60,440	773	12,732					73,945
Grade 1 allowance	2	—	—					2
Grade 2 loan balance	353,581	831	69,258					423,670
Grade 2 allowance	9	2	1					12
Grade 3 loan balance	1,371,850	379,169	49,956					1,800,975
Grade 3 allowance	742	102	25					869
Grade 4 loan balance	3,756,333	2,266,131	344,763					6,367,227
Grade 4 allowance	13,127	6,144	732					20,003
Grade 5 (Special Mention) loan balance	119,051	25,561	7,858					152,470
Grade 5 allowance	6,743	1,025	178					7,946
Grade 6 (Substandard) loan balance	85,754	33,603	7,174					126,531
Grade 6 allowance	12,285	3,824	377					16,486
Grade 7 (Doubtful) loan balance	2,581	(1)	—					2,580
Grade 7 allowance	15	—	—					15
Consumer loans based on payment status:
Current loan balances				2,927,641	1,237,185	179,693	652,255	4,996,774
Current loans allowance				10,068	16,230	5,525	2,984	34,807
30 days past due loan balance				17,366	1,811	1,362	7,890	28,429
30 days past due allowance				1,123	707	1,183	248	3,261
60 days past due loan balance				4,612	884	477	1,254	7,227
60 days past due allowance				1,050	792	683	156	2,681
90+ days past due loan balance				3,827	1,478	594	3,741	9,640
90+ days past due allowance				933	2,177	1,197	397	4,704
Total originated loans	$5,793,408	$2,722,681	$491,741	$2,990,350	$1,248,438	$182,843	$689,045	$14,118,506
Total allowance for originated loan losses	$44,760	$11,225	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135

	As of December 31, 2014
	Loan Type
		CRE and			Home Equity	Credit	Residential
(In thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$11,759	$23,300	$—	$24,905	$7,379	$854	$25,251	$93,448
Allowance	72	2,914	—	1,178	207	296	1,283	5,950
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	52,676	1,361	4,451					58,488
Grade 1 allowance	2	—	1					3
Grade 2 loan balance	186,278	3,454	14,959					204,691
Grade 2 allowance	8	—	1					9
Grade 3 loan balance	1,340,100	340,355	71,908					1,752,363
Grade 3 allowance	830	191	6					1,027
Grade 4 loan balance	3,413,446	2,228,833	277,277					5,919,556
Grade 4 allowance	23,562	6,118	625					30,305
Grade 5 (Special Mention) loan balance	132,764	30,247	1,389					164,400
Grade 5 allowance	8,022	751	32					8,805
Grade 6 (Substandard) loan balance	38,178	27,334	195					65,707
Grade 6 allowance	4,879	2,720	9					7,608
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				2,346,551	1,100,076	161,644	583,994	4,192,265
Current loans allowance				9,465	16,544	5,115	2,715	33,839
30 days past due loan balance				14,019	1,191	639	9,231	25,080
30 days past due allowance				859	581	492	209	2,141
60 days past due loan balance				3,506	569	498	1,645	6,218
60 days past due allowance				667	545	607	203	2,022
90+ days past due loan balance				4,470	1,121	843	5,162	11,596
90+ days past due allowance				749	1,447	1,456	335	3,987
Total originated loans	$5,175,201	$2,654,884	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812
Total allowance for originated loan losses	$37,375	$12,694	$674	$12,918	$19,324	$7,966	$4,745	$95,696

	As of December 31, 2013
	Loan Type
		CRE and			Home Equity	Credit	Residential
(In thousands)	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
Individually Impaired Loan Component:
Loan balance	$8,053	$21,522	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Allowance	3,235	229	—	1,014	223	312	1,133	6,146
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	34,909	241	9,271					44,421
Grade 1 allowance	10	—	2					12
Grade 2 loan balance	108,709	3,730	2,900					115,339
Grade 2 allowance	80	3	3					86
Grade 3 loan balance	802,624	340,782	54,446					1,197,852
Grade 3 allowance	869	421	85					1,375
Grade 4 loan balance	3,083,312	2,057,357	167,022					5,307,691
Grade 4 allowance	28,114	9,255	732					38,101
Grade 5 (Special Mention) loan balance	70,978	34,687	5,750					111,415
Grade 5 allowance	5,385	1,023	246					6,654
Grade 6 (Substandard) loan balance	30,982	50,393	162					81,537
Grade 6 allowance	5,288	4,144	13					9,445
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,678,155	909,799	145,332	481,338	3,214,624
Current loans allowance				7,964	10,063	5,123	2,403	25,553
30 days past due loan balance				14,524	1,683	696	16,335	33,238
30 days past due allowance				1,044	685	541	482	2,752
60 days past due loan balance				3,729	906	449	1,276	6,360
60 days past due allowance				920	710	542	221	2,393
90+ days past due loan balance				4,232	952	724	7,238	13,146
90+ days past due allowance				993	1,219	1,222	533	3,967
Total originated loans	$4,139,567	$2,508,712	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387
Total allowance for originated loan losses	$42,981	$15,075	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of December 31, 2015, the computed ALL was less than the remaining fair value discount; therefore, no allowance for acquired nonimpaired loan losses was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan’s discount is depleted, charge-offs and actual losses are applied against the ALL. During the years ended December 31, 2015 and 2014, provision for loan losses, equal to net charge-offs, of $6.5 million and $14.7 million, respectively, was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

The allowance for acquired impaired loan losses for the years ended December 31, 2015, and 2014, was $3.9 million and $7.5 million, respectively. During the year ended December 31, 2015, a recapture of acquired impaired loan losses of $3.6 million was recognized, compared to a $6.7 million provision recognized in the year ended December 31, 2014.

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC nonimpaired acquired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of December 31, 2015, the computed ALL was less than the remaining fair value discount, therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The FDIC acquired allowance for impaired loan losses was $44.7 million and $40.5 million as of December 31, 2015, and December 31, 2014, respectively. During the year ended December 31, 2015, provision for FDIC acquired impaired loan losses of $8.8 million and an offsetting increase of $6.4 million in the loss share receivable resulted in the recognition of a net provision for loan losses of $2.5 million. This net provision compares to $7.6 million in the year ended December 31, 2014, and $13.1 million in the year ended December 31, 2013.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

The following table provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.

Figure 16. Asset Quality(1)

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$12,567	$4,153	$7,297	$3,837	$8,311
Consumer loans	9,805	11,088	11,388	11,197	3,442
Total restructured loans	22,372	15,241	18,685	15,034	11,753
Other nonaccrual loans:
Commercial loans	15,541	12,994	18,377	17,929	47,504
Consumer loans	6,192	6,382	5,141	3,724	5,374
Total nonaccrual loans	21,733	19,376	23,518	21,653	52,878
Total nonperforming originated loans	44,105	34,617	42,203	36,687	64,631
Other real estate, excluding covered assets (2) (3)	50,393	20,421	18,680	13,537	16,463
Total nonperforming assets ("NPAs") (3)	$94,498	$55,038	$60,883	$50,224	$81,094

Originated loans past due 90 days or more accruing interest	$8,022	$12,156	$11,176	$9,417	$11,376
Total nonperforming assets as a percentage of total originated loans and ORE (3)	0.67%	0.44%	0.60%	0.57%	1.04%

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
(2) As of December 31, 2015, OREO included 16 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $4.1 million.
(3) As of December 31, 2015, $33.5 million of OREO was no longer covered by a FDIC loss share agreement, therefore, was included in NPAs. OREO that remains covered by FDIC loss share agreements has considerable protection against credit risk and are not reported as NPAs.

Total nonperforming assets as of December 31, 2015 increased $39.5 million, or 71.70%, from December 31, 2014. The overall increase was driven by an increase of $11.0 million, or 63.92%, in commercial nonperforming loans. Total OREO increased $30.0 million, or 146.77%, from December 31, 2014. Consumer nonperforming loans were relatively flat year over year. Due to the expiration of certain FDIC loss share agreements in 2015, $33.5 million of OREO no longer covered by a FDIC loss share agreement is being being reported as nonperforming assets as of December 31, 2015.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. We obtain the scores from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of December 31, 2015, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 754, home equity lines at 777, residential mortgages at 758, and credit cards at 764.

Figure 17. Nonaccrual Originated Commercial Loan Flow Analysis

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
(In thousands)	2015	2015	2015	2015	2014
Nonaccrual originated commercial loans beginning of period	$30,821	$37,889	$28,478	$17,147	$22,347
Credit Actions:
New	11,720	16,899	22,400	14,557	3,275
Charged down	(6,961)	(4,372)	(3,104)	(221)	(330)
Return to accruing status	—	(8,904)	(6,923)	(322)	—
Payments	(7,472)	(10,691)	(2,962)	(2,683)	(8,145)
Nonaccrual originated commercial loans end of period	$28,108	$30,821	$37,889	$28,478	$17,147

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 18. TDR Portfolio

(In thousands)	December 31, 2015	December 31, 2014
Originated TDRs	$116,364	$83,119
Acquired TDRs (1)	19,518	12,100
FDIC Acquired TDRs (1)	25,046	35,239
Total TDRs	$160,928	$130,458
Nonperforming TDRs	$24,318	$19,066

(1) Acquired and FDIC acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Total TDRs are predominately composed of originated consumer installment loans, first and second lien residential mortgages and home equity lines of credit which represented 58.96% and 70.25% of the total originated TDR portfolio as of December 31, 2015, and December 31, 2014, respectively. The Corporation restructures residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $0.6 million, $0.9 million, and $1.3 million during the years ended 2015, 2014, and 2013, respectively. Interest income which would have been earned in accordance with the original terms was $3.2 million, $2.8 million, and $5.5 million during the years ended 2015, 2014, and 2013, respectively.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-Term Debt

Average deposits for 2015 totaled $19.9 billion compared to $19.5 billion in 2014. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation’s deposit products and their respective rates over the past three years.

Figure 19. Deposit Products, Borrowings and Respective Rates

	At December 31,
	2015		2014		2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,833,611	—%	$5,579,237	—%	$4,859,659	—%
Interest-bearing	3,280,488	0.09%	3,058,609	0.10%	2,316,421	0.11%
Savings and money market accounts	8,474,496	0.26%	8,537,371	0.26%	7,799,943	0.31%
Certificates and other time deposits	2,270,255	0.48%	2,353,218	0.46%	2,325,565	0.41%
Total customer deposits	19,858,850	0.18%	19,528,435	0.18%	17,301,588	0.21%
Securities sold under agreements to repurchase	1,138,307	0.10%	1,084,532	0.09%	949,068	0.13%
Wholesale borrowings	381,293	1.22%	385,392	1.35%	194,150	2.01%
Long-term debt	504,185	3.21%	329,991	4.49%	280,323	4.74%
Total funds	$21,882,635		$21,328,350		$18,725,129

Average demand deposits comprised 45.89% of average deposits in 2015 compared to 44.23% in 2014, and 41.48% in 2013. Savings accounts, including money market products, made up 42.67% of average deposits in 2015 compared to 43.72% in 2014, and 45.08% in 2013. Certificates and other time deposits made up 11.43% of average deposits in 2015, 12.05% in 2014, and 13.44% in 2013.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was flat compared to one year ago.

The following table in Figure 20 summarizes certificates and other time deposits in amounts of $100 thousand or more for the year ended December 31, 2015 by time remaining until maturity.

Figure 20. Maturity Distribution of Time Deposits of $100,000 or more

(In thousands)
Time until maturity:	Amount
Under 3 months	$220,579
3 to 6 months	133,085
6 to 12 months	187,379
Over 12 months	253,746
Total time deposits	$794,789

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders’ Equity

Shareholders’ equity was $2.9 billion as of December 31, 2015, compared with $2.8 billion as of December 31, 2014. The Corporation’s Common Stock is traded on the NASDAQ, under the symbol FMER with 11,628 holders of record at December 31, 2015. The market price ranges of the Corporation’s Common Stock and dividends by quarter for each of the last two years is shown in Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

•At December 31, 2015, the Corporation’s common equity value per common share was $17.13 based on approximately 165.8 million shares outstanding at December 31, 2015, compared to $16.53 based on approximately 165.4 million shares outstanding at December 31, 2014.

•At December 31, 2015, the Corporation’s tangible book value per common share was $12.29 compared to $11.62 at December 31, 2014.

•At December 31, 2015, the Corporation’s book value per common share was $17.74 compared to $17.14 at December 31, 2014.

•At December 31, 2015, the Corporation had approximately 4.4 million treasury shares, compared to approximately 4.8 million treasury shares at December 31, 2014. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the fourth quarter of 2015, the Corporation made a quarterly common dividend payment of $0.17 per share, or $28.1 million in the aggregate, on its Common Stock. For the full year of 2015, the Common Stock dividend was $108.9 million in the aggregate, or $0.66 per share. The market price ranges of the Corporation’s Common Stock and dividends by quarter for each of the last two years in shown in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Also during the fourth quarter of 2015, the Corporation made a quarterly preferred dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.36725 per depositary share, on the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE. As of December 31, 2015, the annual preferred dividend payment was $5.9 million.

On May 13, 2015, the Corporation repurchased a warrant previously issued by Citizens to the U.S. Treasury for $12.2 million, which resulted in a reduction to capital surplus in the amount of $9.2 million.

The following table in Figure 21 shows activities that caused the change in outstanding Common Stock over the four quarters of 2015 and year to date 2015 and 2014.

Figure 21. Changes in Common Stock Outstanding

		2015 Quarters
(Shares in thousands)	2015	fourth	third	second	first	2014
Beginning of period	165,390	165,759	165,773	165,453	165,390	165,056
Issued/(repurchased), net	(311)	(15)	(20)	(210)	(66)	(262)
Reissued/(returned) under employee benefit plans, net	679	14	6	530	129	596
End of period	165,758	165,758	165,759	165,773	165,453	165,390

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

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell Common Stock of the Corporation’s Common Stock. There were no sales of the Corporation’s Common Stock under Distribution Agency Agreements during 2015 and 2014.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 8.24% at December 31, 2015, compared with 7.98% at December 31, 2014.

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

The George Washington and Midwest FDIC assisted acquisitions in 2010 resulted in the recognition of loss share receivables from the FDIC, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC loss share receivables, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes. No loans acquired in the Citizens merger were subject to loss share agreements with FDIC.

As of December 31, 2015, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category. See Figure 4 entitled “GAAP to Non-GAAP Reconciliations”, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Figure 22. Capital Position

(Dollars in thousands)	December 31, 2015		December 31, 2014		December 31, 2013
Consolidated
Total equity	$2,940,095	11.52%	$2,834,281	11.38%	$2,702,894	11.30%
Common equity (1)	2,840,095	11.13%	2,734,281	10.98%	2,602,894	10.89%
CET1 capital (1) (2)	2,119,025	10.65%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	1,904,461	10.95%	1,706,304	10.45%
Tier 1 capital (1) (2)	2,119,025	10.65%	2,004,461	11.53%	1,880,804	11.52%
Total risk-based capital (1) (2)	2,733,143	13.74%	2,653,893	15.26%	2,279,891	13.97%
Tier 1 leverage (2)	2,119,025	8.63%	2,004,461	8.43%	1,880,804	8.14%
Tangible common equity (1)	2,037,727	8.24%	1,921,521	7.98%	1,778,399	7.70%

	December 31, 2015		December 31, 2014		December 31, 2013
Bank Only
Total equity	$3,083,117	12.08%	$2,932,847	11.79%	$2,859,515	11.98%
Common equity (1)	3,083,117	12.08%	2,932,847	11.79%	2,859,515	11.98%
CET1 capital (1) (2)	2,262,669	11.38%	N/A	N/A	N/A	N/A
Tier 1 common equity (1) (2)	N/A	N/A	2,132,217	12.25%	1,873,277	11.50%
Tier 1 capital (1) (2)	2,262,669	11.38%	2,127,065	12.22%	1,978,140	12.14%
Total risk-based capital (1) (2)	2,668,419	13.42%	2,521,412	14.49%	2,122,124	13.02%
Tier 1 leverage (2)	2,262,669	9.23%	2,127,065	8.94%	1,978,140	8.58%
Tangible common equity (1)	2,280,749	9.23%	2,120,087	8.81%	2,036,941	8.84%

(1) See Figure 4 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with common equity tier 1 ("CET1") capital and the CET1 risk-based capital ratio. December 31, 2015 figures are presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 and December 31, 2013 amounts and ratios are reported on a Basel I basis.

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

Presented below is the Corporation’s interest rate risk profile as of December 31, 2015 and 2014:

Figure 23. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2015	(7.70)%	2.31%	4.38%	6.28%
December 31, 2014	(4.25)%	2.07%	4.13%	5.78%

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

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s NII will change by more than +/-5% in response to an immediate 100 basis point increase or decrease in interest rates or NII will change by more than +/-10% in response to an immediate 200 basis point increase in interest rates. The Corporation is operating within these guidelines.

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

Presented below is the Corporation’s EVE profile as of December 31, 2015 and 2014:

Figure 24. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2015	(4.00)%	1.61%	2.10%	1.40%
December 31, 2014	(4.43)%	1.81%	2.54%	2.56%

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than +/-5% in response to an immediate 100 basis point increase or decrease in interest rates or EVE will change by more than +/-15% in response to an immediate 200 basis point increase in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $3.5 billion. Focusing on estimated repricing activity within one year, the Corporation was in an asset sensitive position at December 31, 2015 as illustrated in the following table in Figure 25.

Figure 25. Interest Rate Sensitivity Analysis

(In thousands)	1-30 Days	31-60 Days	61-90 Days	91-180 Days	181-365 Days	Over 1 Year	Total
Interest Earning Assets:
Loans and leases	$9,136,979	$341,331	$523,162	$597,216	$1,139,070	$4,344,659	$16,082,417
Investment securities and federal funds sold	239,645	116,614	536,100	326,038	614,514	4,957,089	6,790,000
Total Interest Earning Assets	9,376,624	457,945	1,059,262	923,254	1,753,584	9,301,748	22,872,417
Interest Bearing Liabilities:
Demand interest-bearing	241,449	205,704	561,128	—	—	2,468,448	3,476,729
Savings and money market accounts	5,359,993	342,290	448,844	—	—	2,298,996	8,450,123
Certificate and other time deposits	216,849	196,329	128,116	411,915	573,678	712,016	2,238,903
Securities sold under agreements to repurchase	1,037,075	—	—	—	—	—	1,037,075
Wholesale borrowings	200,000	7	4	110,011	19	270,607	580,648
Long-term debt	5,229	—	—	—	—	499,944	505,173
Total Interest Bearing Liabilities	7,060,595	744,330	1,138,092	521,926	573,697	6,250,011	16,288,651
Total GAP	$2,316,029	$(286,385)	$(78,830)	$401,328	$1,179,887	$3,051,737	$6,583,766
Cumulative GAP	$2,316,029	$2,029,644	$1,950,814	$2,352,142	$3,532,029	$6,583,766

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

The treasury group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. The overall management of the Corporation’s liquidity position is also integrated into retail and commercial pricing policies to ensure a stable core deposit base.

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 88.87% of total deposits at December 31, 2015. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $3.1 billion at December 31, 2015.

The treasury group also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress. An example of an institution specific event would be a downgrade in the Corporation’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to the Corporation that could have an effect on its access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about the Corporation or the banking industry in general may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan, therefore. outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

Funding Trends for the Quarter - During the three months ended December 31, 2015, lower cost core deposits increased by $287.7 million from the third quarter 2015. In the aggregate, there was an increase in deposits of $286.1 million from September 30, 2015. The Corporation’s loan to deposit ratio increased to 79.95% as of December 31, 2015 from 79.71% as of September 30, 2015. Securities sold under agreements to repurchase decreased $171.2 million from September 30, 2015. Wholesale borrowings and long-term debt had a net increase of $195.6 million from September 30, 2015.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the year ended December 31, 2015, the Bank paid $103.5 million in dividends to the Corporation. As of December 31, 2015, the Bank had an additional $438.2 million available to pay dividends without regulatory approval.

Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under federal and Ohio law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates” in Item 1. “Business.”

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in its consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2015, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table in Figure 26:

Figure 26. Maturity / Expiration Distribution of Contractual Obligations

		Payments Due in
(In thousands)	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity (1)	-	$17,869,100	$17,869,100	$—	$—	$—
Consumer and brokered certificates of deposits (1)	9	2,238,903	1,525,838	532,529	177,052	3,484
Federal funds purchased and security repurchase agreements	10	1,037,075	1,037,075	—	—	—
Wholesale borrowings	11	580,648	310,787	230,269	—	39,592
Long-term debt	11	505,173	—	—	—	505,173
Operating leases (2)	19	66,068	11,942	21,130	14,475	18,521
Capital lease obligations (3)	19	—	—	—	—	—
Purchase obligations (5)	19	473,358	334,145	98,207	40,638	—
Reserves for uncertain tax positions (4)	12	506	506	—	—	—
Total		$22,297,946	$20,755,582	$784,026	$191,568	$566,770

(1) Excludes interest.
(2) The Corporation’s operating lease obligations represent commitments under noncancellable operating leases on branch facilities.
(3) There were no material capital lease obligations outstanding at December 31, 2015.
(4) Gross unrecognized income tax benefits.
(5) Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2015. Additional details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Figure 27. Maturity / Expiration Distribution of Commitments and Off-Balance Sheet Arrangements

		Payments Due in
(In thousands)	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Commitments to extend credit (1)	19	$6,385,147	$2,634,777	$1,498,268	$832,163	$1,419,939
Standby letters of credit	19	254,703	131,720	63,167	48,736	11,080
Loans sold with recourse	19	12,902	—	14	5	12,883
Postretirement benefits (2)	13	4,391	982	1,746	453	1,210
Total		$6,657,143	$2,767,479	$1,563,195	$881,357	$1,445,112

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

Figure 28. Quarterly Financial Data

Quarterly financial and per share data for the years ended 2015 and 2014 are summarized as follows:

	2015 Quarters				2014 Quarters
(In thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total interest income	$200,569	$200,059	$199,374	$199,515	$206,101	$208,197	$210,325	$207,876
Total interest expense	15,338	14,736	14,256	13,892	13,590	14,619	14,748	13,976
Net interest income	185,231	185,323	185,118	185,623	192,511	193,578	195,577	193,900
Provision for loan losses	13,611	14,275	8,966	8,248	13,297	9,192	15,253	14,536
Net income	56,749	59,012	56,584	57,139	61,079	63,898	59,519	53,455
Net income per basic share	0.33	0.34	0.33	0.33	0.36	0.37	0.35	0.31
Net income per diluted share	0.33	0.34	0.33	0.33	0.36	0.37	0.35	0.31

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

Accounting for Acquired and FDIC acquired loans, the Allowance for Acquired and FDIC acquired Losses and the Related FDIC Loss Share Receivable

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

Acquired and FDIC acquired loans, including those covered under loss share, are evaluated for impairment and are considered impaired if there is evidence of credit deterioration since origination and if it is probable as of the acquisition date that not all contractually required payments will be collected. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Expected cash flows at the acquisition date in excess of the fair value of impaired loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired and FDIC acquired impaired loans, including those covered under loss share, are not classified as nonaccrual or nonperforming as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level.

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

For acquired and FDIC acquired nonimpaired loans, including those covered under loss share, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any FDIC Loss Share Agreements, to the extent applicable, exceeds the remaining fair value adjustment.

For FDIC-assisted acquisitions, the FDIC will reimburse the Corporation for certain loans acquired from George Washington and Midwest should the Corporation experience a loss; therefore, a loss share receivable is recorded at the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of income and comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related covered loans.

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

Allowance for Loan Losses

As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the notes to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans as well as historical loss experience associated with homogeneous pools of loans.

The Corporation uses a vendor-based loss migration model to forecast losses for commercial loans based on historical performance. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three year annual loss rates within two different scenarios. One scenario uses five-year historical performance data while the other one uses two-year historical data. The calculated rate is the average cumulative expected loss of the two- and five-year data set. As a result, this approach lends more weight to the more recent performance. This amount is then adjusted, as necessary, for qualitative considerations (“Q-factors”) to reflect changes in the portfolio’s collectability characteristics not captured by the historical loss data resulting from changes in market or industry conditions, underwriting, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. The allowance included additional calculated amounts for qualitative risk factors that totaled $61.3 million at December 31, 2015 compared to $57.0 million at December 31, 2014.

Management’s estimate of the allowance for the commercial portfolio is also based on risk rating. The Corporation’s risk rating system is described in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the notes to the consolidated financial statements. Changes in risk ratings can result from fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $22.1 million.

The Corporation utilizes a 24-month roll rate period and a twelve month loss emergence period to estimate losses in the consumer portfolio. Where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.9 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $7.9 million.

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

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires Management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The

Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2015, net deferred tax assets were $252.4 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30 of each year. The valuation and testing methodologies used in the Corporation’s analysis of goodwill impairment are summarized in Note 1 (Summary of Significant Accounting Policies) under the heading “Goodwill and Intangible Assets” in the notes to the consolidated financial statements. The first step in testing for goodwill impairment is to determine the fair value of each reporting unit. The Corporation’s reporting units for purposes of this testing are its major lines of business, Commercial, Retail and Wealth. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its annual impairment assessment. Fair values are estimated using comparable external market data or market approach (which include the Publicly Traded Guideline Method, Guideline Transaction Method) and an income approach (a discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information). A sensitivity analysis of the estimated fair value of each reporting unit is also performed. Management believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

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

Note 5 (Goodwill and Other Intangible Assets) in the notes to the consolidated financial statements for the components of the Corporation’s goodwill by business segment.

Forward-Looking Statements - Safe Harbor Statement

Statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere within this Form 10-K, which are not historical or factual in nature, constitute forward-looking statements. These forward-looking statements relate to, among other things, expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, and involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; recession or other economic downturns; expectations of, and actual timing and amount of, interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; critical accounting estimates, in the time frame anticipated or at all, and those risk factors detailed in the Corporation’s periodic reports and registration statements filed with the SEC. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the FDIC, the OCC, the Federal Reserve System, FINRA, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies, including efforts to reduce operating expenses, and managing the risks involved in the foregoing, could cause actual results to differ.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information presented in the “Market Risk and Interest Rate Risk Management” section at pages 85 through 87 under Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA			99
CONSOLIDATED BALANCE SHEETS			100
CONSOLIDATED STATEMENTS OF INCOME			101
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			102
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			103
CONSOLIDATED STATEMENTS OF CASH FLOWS			104
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			105
Note	1	Summary of Significant Accounting Policies	105
Note	2	Investment Securities	122
Note	3	Loans	131
Note	4	Allowance for Loan Losses	141
Note	5	Goodwill and Other Intangible Assets	158
Note	6	Mortgage Servicing Rights and Mortgage Servicing Activity	159
Note	7	Restrictions on Cash and Dividends	161
Note	8	Premises and Equipment	161
Note	9	Certificates and Other Time Deposits	162
Note	10	Federal Funds Purchased and Securities Sold under Agreements to Repurchase	162
Note	11	Borrowed Funds	163
Note	12	Income Taxes	164
Note	13	Benefit Plans	167
Note	14	Share-Based Compensation	175
Note	15	Parent Company	179
Note	16	Segment Information	180
Note	17	Fair Value Measurement	183
Note	18	Derivatives and Hedging Activity	195
Note	19	Commitments and Guarantees	200
Note	20	Shareholders' Equity	205
Note	21	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	207
Note	22	Regulatory Matters	208
Note	23	Subsequent Events	210
Management’s Report of Internal Control over Financial Reporting			212
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting			213
Report of Independent Registered Public Accounting Firm			215

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	December 31,
(In thousands)	2015	2014
ASSETS
Cash and due from banks	$380,799	$480,998
Interest-bearing deposits in banks	83,018	216,426
Total cash and cash equivalents	463,817	697,424
Investment securities:
Held-to-maturity	2,674,093	2,903,609
Available-for-sale	3,967,735	3,545,288
Other investments	148,172	148,654
Loans held for sale	5,472	13,428
Loans	16,076,945	15,326,147
Allowance for loan losses	(153,691)	(143,649)
Net loans	15,923,254	15,182,498
Premises and equipment, net	319,488	332,297
Goodwill	741,740	741,740
Intangible assets	60,628	71,020
FDIC acquired other real estate	2,134	49,641
Accrued interest receivable and other assets	1,218,071	1,216,748
Total assets	$25,524,604	$24,902,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,942,248	$5,786,662
Interest-bearing	3,476,729	3,028,888
Savings and money market accounts	8,450,123	8,399,612
Certificates and other time deposits	2,238,903	2,289,503
Total deposits	20,108,003	19,504,665
Federal funds purchased and securities sold under agreements to repurchase	1,037,075	1,272,591
Wholesale borrowings	580,648	428,071
Long-term debt	505,173	505,192
Accrued taxes, expenses and other liabilities	353,610	357,547
Total liabilities	22,584,509	22,068,066
Shareholders’ equity:
5.875% Non-Cumulative Perpetual Preferred stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000
Common stock warrant	—	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: December 31, 2015 - 170,183,515 shares; December 31, 2014 - 170,183,515 shares	127,937	127,937
Capital surplus	1,386,677	1,393,090
Accumulated other comprehensive loss	(79,274)	(71,892)
Retained earnings	1,519,438	1,404,717
Treasury stock, at cost: December 31, 2015 - 4,425,927; December 31, 2014 - 4,793,566 shares	(114,683)	(122,571)
Total shareholders’ equity	2,940,095	2,834,281
Total liabilities and shareholders’ equity	$25,524,604	$24,902,347

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Interest income:
Loans and loans held for sale	$647,783	$682,328	$635,872
Investment securities:
Taxable	129,809	128,363	108,824
Tax-exempt	21,925	21,807	21,107
Total investment securities interest	151,734	150,170	129,931
Total interest income	799,517	832,498	765,803
Interest expense:
Deposits:
Interest bearing	3,054	2,963	2,543
Savings and money market accounts	22,385	22,101	24,406
Certificates and other time deposits	10,822	10,844	9,649
Federal funds purchased and securities sold under agreements to repurchase	1,126	991	1,240
Wholesale borrowings	4,662	5,210	3,893
Long-term debt	16,173	14,821	13,287
Total interest expense	58,222	56,930	55,018
Net interest income	741,295	775,568	710,785
Provision for loan losses	45,100	52,279	33,684
Net interest income after provision for loan losses	696,195	723,289	677,101
Noninterest income:
Trust department income	42,125	39,949	34,770
Service charges on deposits	66,460	71,457	74,399
Credit card fees	54,643	52,666	50,542
ATM and other service fees	25,588	24,179	19,155
Bank owned life insurance income	15,747	19,177	16,926
Investment services and insurance	15,423	15,145	12,777
Investment securities gains/(losses), net	957	166	(2,803)
Loan sales and servicing income	9,566	16,044	23,069
Other operating income	38,489	42,741	41,508
Total noninterest income	268,998	281,524	270,343
Noninterest expense:
Salaries, wages, pension and employee benefits	348,808	358,970	354,016
Net occupancy expense	55,937	59,436	49,510
Equipment expense	47,926	48,499	41,875
Stationery, supplies and postage	13,424	15,587	14,199
Bankcard, loan processing and other costs	47,081	45,625	71,929
Professional services	19,578	21,813	40,680
Amortization of intangibles	10,392	11,735	8,392
FDIC insurance expense	20,730	20,481	17,707
Other operating expense	74,814	82,773	85,945
Total noninterest expense	638,690	664,919	684,253
Income before income tax expense	326,503	339,894	263,191
Income tax expense	97,019	101,943	79,507
Net income	229,484	237,951	183,684
Less: Net income allocated to participating shareholders	1,836	1,930	1,545
Preferred Stock dividends	5,876	5,876	5,337
Net income attributable to common shareholders	221,772	230,145	176,802
Net income used in diluted EPS calculation	$221,772	$230,145	$176,802
Basic earnings per common share	$1.34	$1.39	$1.18
Diluted earnings per common share	1.33	1.39	1.18
Cash dividend per common share	0.66	0.64	0.64
Weighted average number of common shares outstanding - basic	165,669	165,296	149,607
Weighted average number of common shares outstanding - diluted	166,127	166,054	150,421

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands)	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net Income	$326,503	$97,019	$229,484	$339,894	$101,943	$237,951	$263,191	$79,507	$183,684
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities’ holding gains/(losses)	(19,842)	(11,253)	(8,589)	38,864	13,602	25,262	(130,947)	(45,833)	(85,114)
Changes in unrealized securities’ holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(3,456)	(1,254)	(2,202)	(2,157)	(753)	(1,404)	(2,187)	(765)	(1,422)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(957)	(348)	(609)	(166)	(58)	(108)	2,803	981	1,822
Net change in unrealized gains/(losses) on securities available for sale	(24,255)	(12,855)	(11,400)	36,541	12,791	23,750	(130,331)	(45,617)	(84,714)
Pension plans and other postretirement benefits:
Net gains/(losses) arising during the period	116	42	74	(49,552)	(17,344)	(32,208)	47,939	16,779	31,160
Amortization of actuarial losses/(gains)	4,552	1,652	2,900	3,166	1,108	2,058	4,437	1,553	2,884
Amortization of prior service cost reclassified to other noninterest expense	1,640	596	1,044	2,131	747	1,384	(1)	—	(1)
Net change from defined benefit pension plans	6,308	2,290	4,018	(44,255)	(15,489)	(28,766)	52,375	18,332	34,043
Total other comprehensive gains/(losses)	(17,947)	(10,565)	(7,382)	(7,714)	(2,698)	(5,016)	(77,956)	(27,285)	(50,671)
Comprehensive income	$308,556	$86,454	$222,102	$332,180	$99,245	$232,935	$185,235	$52,222	$133,013

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2012	$—	$127,937	$—	$475,979	$(16,205)	$1,195,850	$(138,359)	$1,645,202
Net income	—	—	—	—	—	183,684	—	183,684
Other comprehensive income	—	—	—	—	(50,671)	—	—	(50,671)
Comprehensive income	—	—	—	—	(50,671)	183,684	—	133,013
Cash dividends - Preferred Stock	—	—	—	—	—	(5,337)	—	(5,337)
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(96,222)	—	(96,222)
Common stock issued in connection with Citizens acquisition (55,468,283 shares)	—	—	—	925,272	—	—	—	925,272
Nonvested (restricted) shares granted (563,257 shares)	—	—	—	(19,790)	—	—	12,977	(6,813)
Restricted stock activity (217,674 shares)	—	—	—	1,261	—	—	(3,969)	(2,708)
Deferred compensation trust (198,207 increase in shares)	—	—	—	434	—	—	(434)	—
Share-based compensation	—	—	—	10,937	—	—	—	10,937
Issuance of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A	100,000	—	—	(3,450)	—	—	—	96,550
Issuance of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,408,203 shares)	—	—	3,000	—	—	—	—	3,000
Balance at December 31, 2013	$100,000	$127,937	$3,000	$1,390,643	$(66,876)	$1,277,975	$(129,785)	$2,702,894
Net income	—	—	—	—	—	$237,951	—	$237,951
Other comprehensive income	—	—	—	—	(5,016)	—	—	(5,016)
Comprehensive income	—	—	—	—	(5,016)	237,951	—	232,935
Cash dividends - Preferred Stock	—	—	—	—	—	(5,876)	—	(5,876)
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(105,333)	—	(105,333)
Nonvested (restricted) shares granted (595,906 shares)	—	—	—	(13,469)	—	—	13,568	99
Restricted stock activity (262,140 shares)	—	—	—	1,219	—	—	(5,579)	(4,360)
Deferred compensation trust (291,419 increase in shares)	—	—	—	775	—	—	(775)	—
Share-based compensation	—	—	—	13,922	—	—	—	13,922
Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281
Net income	$—	$—	$—	$—	$—	$229,484	$—	$229,484
Other comprehensive income	—	—	—	—	(7,382)	—	—	(7,382)
Comprehensive income	—	—	—	—	(7,382)	229,484	—	222,102
Cash dividends - Preferred Stock	—	—	—	—	—	(5,876)	—	(5,876)
Cash dividends - Common Stock ($0.66 per share)	—	—	—	—	—	(108,887)	—	(108,887)
Nonvested (restricted) shares granted (680,066 shares)	—	—	—	(14,798)	—	—	14,798	—
Restricted stock activity (312,427 shares)	—	—	—	1,917	—	—	(6,312)	(4,395)
Deferred compensation trust (238,670 increase in shares)	—	—	—	598	—	—	(598)	—
Share-based compensation	—	—	—	15,020	—	—	—	15,020
Repurchase of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,571,998 shares)	—	—	(3,000)	(9,150)	—	—	—	(12,150)
Balance at December 31, 2015	$100,000	$127,937	$—	$1,386,677	$(79,274)	$1,519,438	$(114,683)	$2,940,095

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities
Net income	$229,484	$237,951	$183,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,100	52,279	33,684
Provision (benefit) for deferred income taxes	47,269	44,666	(17,819)
Depreciation and amortization	63,919	53,802	38,236
Benefit attributable to FDIC loss share	6,373	2,920	10,790
Accretion of acquired loans	(92,995)	(136,776)	(154,487)
Amortization and accretion of investment securities, net
Available for sale	9,393	11,734	17,274
Held to maturity	4,828	4,800	7,609
Losses (gains) on sales and calls of available-for-sale investment securities, net	(957)	(166)	2,803
Originations of loans held for sale	(68,747)	(358,301)	(550,193)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	77,913	363,732	574,321
Gains on sales of loans, net	(1,210)	(7,237)	(12,067)
Amortization of intangible assets	10,392	11,735	8,392
Recognition of stock compensation expense	15,020	13,922	10,937
Net decrease (increase) in other assets	11,751	(26,707)	181,772
Net increase (decrease) in other liabilities	(43,833)	16,283	(25,570)
NET CASH PROVIDED BY OPERATING ACTIVITIES	313,700	284,637	309,366
Investing Activities
Proceeds from sale of securities
Available-for-sale	370,946	22,463	2,179,728
Held-to-maturity	1,413	7,088	897
Other	668	32,486	89,554
Proceeds from prepayments, calls, and maturities
Available-for-sale	584,833	486,100	699,647
Held-to-maturity	438,882	390,882	245,259
Other	165	—	—
Purchases of securities
Available-for-sale	(1,371,644)	(754,518)	(1,059,130)
Held-to-maturity	(214,062)	(378,678)	(1,832,993)
Other	(402)	(388)	(3,098)
Net decrease (increase) in loans and leases	(719,311)	(952,518)	171,929
Purchases of premises and equipment	(37,358)	(69,346)	(40,632)
Sales of premises and equipment	9,472	26,509	1,110
Cash received for acquisition, net of cash paid	—	—	188,948
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(936,398)	(1,189,920)	641,219
Financing Activities
Net increase in demand accounts	603,427	329,786	835,011
Net increase (decrease) in savings and money market accounts	50,511	(187,555)	176,513
Net (decrease) in certificates and other time deposits	(50,600)	(171,167)	(514,103)
Net increase (decrease) in securities sold under agreements to repurchase	(235,516)	421,056	(367,995)
Increase (decrease) in long-term debt	—	180,764	249,930
Net increase (decrease) in wholesale borrowings	152,577	227,471	(655,603)
Repurchase of common stock warrant	(12,150)	—	—
Net proceeds from issuance of preferred stock	—	—	96,550
Cash dividends - common	(108,887)	(105,333)	(96,222)
Cash dividends - preferred	(5,876)	(5,876)	(5,337)
Restricted stock activity	(4,395)	(4,261)	(9,521)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	389,091	684,885	(290,777)
Increase (decrease) in cash and cash equivalents	(233,607)	(220,398)	659,808
Cash and cash equivalents at beginning of year	697,424	917,822	258,014
Cash and cash equivalents at end of year	$463,817	$697,424	$917,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash transaction: Common Stock issued in merger with Citizens	$—	$—	$925,211
Non-cash transaction: Consideration from the warrant issued to the Treasury for Citizens TARP	—	—	3,000
Cash paid during the year for:
Interest expense	57,284	55,424	50,055
Federal income taxes	46,825	35,981	27,662

See accompanying Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDARIES

The Corporation is a diversified financial services company headquartered in Akron, Ohio with 366 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

(a) Principles of Consolidation

The Parent Company is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, the Bank. The Parent Company has one other active subsidiary, FirstMerit Risk Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

A discussion of the valuation methodology applied to the Corporation’s loans held for sale is described in Note 17 (Fair Value Measurement).

(h) Nonperforming Loans

Loans and leases on which payments are past due for 90 days are placed on nonaccrual, with the exception of certain commercial, credit card and mortgage loans and loans that are fully secured and in process of collection. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Past due status is based on the contractual terms of the loan. Loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered uncollectible.

Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible that had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six payment cycles.

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

(j) Acquired Loans, FDIC acquired loans, covered and Related Loss Share Receivable

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

FDIC acquired loans are loans acquired in FDIC assisted transactions for which the FDIC loss share agreement has expired. FDIC acquired loans are subsequently valued and accounted for in the same manner as the acquired loans disclosed above, with the exception that there is no offsetting loss share receivable.

An acquired, FDIC acquired or covered loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the period of resolution of a nonimpaired loan, any remaining unamortized fair value adjustment is recognized as interest income. In the period of resolution of an impaired loan accounted for on an individual basis, the difference between the carrying amount of the loan and the proceeds received is recognized as a gain or loss within noninterest income. The majority of impaired loans are accounted for within a pool of loans which results in any difference between the proceeds received and the loan carrying amount being deferred as part of the carrying amount of the pool. The accretable amount of the pool remains unaffected from the resolution until the subsequent quarterly cash flow re-estimation. Favorable results from removal of the resolved loan from the pool increase the future accretable yield of the pool, while unfavorable results are recorded as impairment in the quarter of the cash flow re-estimation. Acquired, FDIC acquired or covered impaired loans subject to modification are not removed from a pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

For further discussion of the Corporation’s acquisitions and loan accounting, see Note 3 (Loans), and Note 4 (Allowance for Loan Losses).

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

MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, the fair value of MSRs is estimated using discounted cash flow modeling techniques which require Management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation’s MSRs as well as a sensitivity analysis are presented in Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity).

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

Other intangible assets represent the present value of the future stream of income to be derived from the purchase of core deposits and trust relationships. Other intangible assets are amortized on an accelerated basis over their estimated useful lives. Goodwill and other intangible assets deemed to have indefinite lives are not amortized.

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

(p) Derivative Instruments and Hedging Activities

The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. Foreign exchange derivatives are entered into to accommodate the needs of customers. All derivatives are recorded as either other assets or other liabilities at fair value. Credit risk associated with derivatives is reflected in the fair values recorded for those positions. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivatives that are not designated as hedging instruments, the gain or loss is recognized immediately in other operating income. A derivative that is designated and qualifies as a hedging instrument must be designated a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Corporation does not have any cash flow hedges or derivatives that hedge net investments in foreign operations.

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

(q) Income Taxes

Management evaluates two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period as adjusted by prior year provision to return adjustments. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. The Corporation’s earnings per share calculations are illustrated in Note 20 (Shareholders' Equity) under the heading “Earnings per Share.”

(t) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(u) Share-Based Compensation

The Corporation’s share-based compensation plans are described in detail in Note 14 (Share-Based Compensation). The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting, and reduced by assumed forfeitures. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). Certain awards are contingent upon performance conditions, which affect the number of awards ultimately granted. The Corporation periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.

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

(z) Recently Adopted Accounting Standards

FASB ASU 2015-10,     Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the accounting guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of these amendments will make the accounting guidance easier to understand and eliminate inconsistencies. The ASU is effective immediately. The adoption of this accounting guidance did not have a material effect on the Corporation’s financial position or results of operations.

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

FASB ASU 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, these amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. As of June 30, 2015, the Corporation adopted this accounting standard by classifying $3.7 million of deferred debt issuance costs as a deduction to long term debt. Management concluded that the classification of debt issuance costs capitalized in prior periods was immaterial as a component of other assets, total assets, total long term debt, and total liabilities. As such, the Corporation's comparative periods have not been recasted. The amount of unamortized debt issuance costs not recasted are $3.7 million as of December 31, 2014.

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

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 do not change the existing accounting methods, but permit reporting entities to make an accounting policy election to account for their investments in qualified affordable projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Corporation early adopted ASU 2014-01 in the first quarter of 2014. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other noninterest expense. All prior period amounts have been restated to reflect the adoption of the amendment, which resulted in an offsetting decrease to other noninterest expense and increase to the provision for income taxes of approximately $3.1 million for the year ended December 31, 2013.

(aa) Recently Issued Accounting Standards

FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

FASB ASU 2014–12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period — a consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities:
U.S. treasury bonds & notes	$5,001	$—	$(1)	$5,000
U.S. government agency debentures	2,500	—	(2)	2,498
U.S. states and political subdivisions	188,829	4,170	(204)	192,795
Residential mortgage-backed securities:
U.S. government agencies	900,358	11,325	(5,454)	906,229
Commercial mortgage-backed securities:
U.S. government agencies	173,912	220	(2,023)	172,109
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,155,808	2,659	(30,147)	2,128,320
Nonagency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	217,008	580	(1,269)	216,319
Asset-backed securities:
Collateralized loan obligations	297,831	26	(8,446)	289,411
Corporate debt securities	61,710	—	(9,481)	52,229
Total debt securities	4,002,961	18,980	(57,027)	3,964,914
Equity securities:
Marketable equity securities	2,821	—	—	2,821
Total equity securities	2,821	—	—	2,821
Total securities available for sale	$4,005,782	$18,980	$(57,027)	$3,967,735
Securities held-to-maturity
Debt securities:
U.S. government agency debentures	$25,000	$19	$—	$25,019
U.S. states and political subdivisions	571,738	22,180	(262)	593,656
Residential mortgage-backed securities:
U.S. government agencies	507,908	4,767	(2,999)	509,676
Commercial mortgage-backed securities:
U.S. government agencies	64,951	294	(574)	64,671
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,161,340	75	(35,881)	1,125,534
Commercial collateralized mortgage-backed securities:
U.S. government agencies	255,359	676	(3,611)	252,424
Corporate debt securities	87,797	364	(22)	88,139
Total securities held to maturity	$2,674,093	$28,375	$(43,349)	$2,659,119

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$—	$(18)	$2,482
U.S. states and political subdivisions	221,052	6,756	(466)	227,342
Residential mortgage-backed securities:
U.S. government agencies	951,839	22,377	(3,218)	970,998
Commercial mortgage-backed securities:
U.S. government agencies	104,176	598	(1,371)	103,403
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,698,015	4,777	(26,225)	1,676,567
Nonagency	7	—	—	7
Commercial collateralized mortgage-backed securities:
U.S. government agencies	222,876	863	(1,405)	222,334
Asset-backed securities:
Collateralized loan obligations	297,446	11	(9,613)	287,844
Corporate debt securities	61,652	—	(10,315)	51,337
Total debt securities	3,559,563	35,382	(52,631)	3,542,314
Equity Securities
Marketable equity securities	2,974	—	—	2,974
Total equity securities	2,974	—	—	2,974
Total securities available for sale	$3,562,537	$35,382	$(52,631)	$3,545,288
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(537)	24,463
U.S. states and political subdivisions	517,824	12,645	(191)	530,278
Residential mortgage-backed securities:
U.S. government agencies	580,727	7,495	(3,045)	585,177
Commercial mortgage-backed securities:
U.S. government agencies	58,143	281	(329)	58,095
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,368,534	718	(38,875)	1,330,377
Commercial collateralized mortgage-backed securities:
U.S. government agencies	257,642	557	(6,768)	251,431
Corporate debt securities	90,739	412	(52)	91,099
Total securities held to maturity	$2,903,609	$22,108	$(49,797)	$2,875,920

The Corporation’s U.S. states and political subdivisions portfolio is composed of general obligation bonds issued by a highly diversified number of states, cities, counties, and school districts. The amortized cost and fair value of the Corporation’s portfolio of general obligation bonds are summarized by U.S. state in the tables below. As illustrated in the tables below, the aggregate fair value of the Corporation’s general obligation bonds was greater than $10 million in 11 of the 37 U.S. states in which it holds investments.

(Dollars in thousands)	December 31, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	137	$1,381	$180,508	$189,259
Ohio	111	1,091	116,783	121,117
Illinois	55	1,870	99,524	102,867
Texas	58	807	45,818	46,805
Wisconsin	69	673	44,794	46,454
Pennsylvania	42	1,020	42,185	42,835
Washington	29	950	27,080	27,548
New Jersey	35	725	24,810	25,372
Minnesota	33	667	21,679	22,020
Missouri	15	1,078	15,878	16,174
New York	18	635	11,161	11,422
Other	110	759	81,815	83,477
Total general obligation bonds	712	$1,033	$712,035	$735,350

(Dollars in thousands)	December 31, 2014
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	169	$842	$138,325	$142,292
Ohio	137	979	130,741	134,127
Illinois	66	1,897	121,560	125,169
Wisconsin	77	841	62,543	64,776
Texas	64	801	50,307	51,293
Pennsylvania	45	1,000	44,443	45,006
Washington	30	952	27,987	28,558
Minnesota	42	674	27,740	28,326
New Jersey	37	746	26,755	27,612
Missouri	19	1,011	18,764	19,207
New York	19	628	11,659	11,929
Other	120	650	76,849	78,020
Total general obligation bonds	825	$917	$737,673	$756,315

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

The Corporation's evaluation of its municipal bond portfolio at December 31, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitute the majority of other investments on the Consolidated Balance Sheet.

	December 31,
(In thousands)	2015	2014
FRB stock	$56,083	$55,681
FHLB stock	91,714	92,547
Other	375	426
Total other investments	$148,172	$148,654

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $2.9 billion and $2.8 billion at December 31, 2015 and 2014, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Realized gains	$2,608	$382	$3,786
Realized losses	(1,651)	(216)	(6,589)
Net securities (losses)/gains	$957	$166	$(2,803)

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	December 31, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt Securities
U.S. government agency debentures	$2,498	$(2)	1	$—	$—	—	$2,498	$(2)
U.S. treasury notes & bonds	5,000	(1)	1	—	—	—	5,000	(1)
U.S. states and political subdivisions	10,178	(37)	20	5,899	(167)	9	16,077	(204)
Residential mortgage-backed securities:
U.S. government agencies	328,156	(3,026)	27	95,895	(2,428)	7	424,051	(5,454)
Commercial mortgage-backed securities:
U.S. government agencies	107,074	(1,447)	15	12,401	(576)	1	119,475	(2,023)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,130,779	(10,587)	78	597,403	(19,560)	49	1,728,182	(30,147)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	113,825	(893)	12	23,400	(376)	2	137,225	(1,269)
Asset-backed securities:
Collateralized loan obligations	151,810	(3,576)	26	126,422	(4,870)	15	278,232	(8,446)
Corporate debt securities	—	—	—	52,229	(9,481)	8	52,229	(9,481)
Total available-for-sale securities	$1,849,320	$(19,569)	180	$913,649	$(37,458)	91	$2,762,969	$(57,027)
Securities held-to-maturity
Debt Securities
U.S. government agency debentures	$—	$—	—	$—	$—	—	$—	$—
U.S. states and political subdivisions	18,465	(224)	21	4,174	(38)	6	22,639	(262)
Residential mortgage-backed securities:
U.S. government agencies	85,738	(715)	6	97,880	(2,284)	6	183,618	(2,999)
Commercial mortgage-backed securities:
U.S. government agencies	34,833	(346)	6	9,269	(228)	1	44,102	(574)
Residential collateralized mortgage-backed securities:
U.S. government agencies	140,514	(1,225)	12	941,982	(34,656)	55	1,082,496	(35,881)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	71,812	(384)	7	117,992	(3,227)	11	189,804	(3,611)
Corporate debt securities	19,243	(22)	6	—	—	—	19,243	(22)
Total held-to-maturity securities	$370,605	$(2,916)	58	$1,171,297	$(40,433)	79	$1,541,902	$(43,349)

	December 31, 2014
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities:
U.S.government agency debentures	$2,482	$(18)	1	$—	$—	—	$2,482	$(18)
U.S. states and political subdivisions	5,637	(11)	11	22,528	(455)	36	28,165	(466)
Residential mortgage-backed securities:
U.S. government agencies	50,126	(182)	5	199,773	(3,036)	14	249,899	(3,218)
Commercial mortgage-backed securities:
U.S. government agencies	12,284	(55)	2	45,485	(1,316)	6	57,769	(1,371)
Residential collateralized mortgage-backed securities:
U.S. government agencies	243,970	(906)	15	905,478	(25,319)	64	1,149,448	(26,225)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	31,375	(229)	4	67,169	(1,176)	7	98,544	(1,405)
Asset-backed securities:
Collateralized loan obligations	79,042	(1,406)	15	193,687	(8,207)	27	272,729	(9,613)
Corporate debt securities	—	—	—	51,338	(10,315)	8	51,338	(10,315)
Total available-for-sale securities	$424,916	$(2,807)	53	$1,485,458	$(49,824)	162	$1,910,374	$(52,631)
Securities held-to-maturity
Debt securities:
U.S. government agency debentures	$—	$—	$—	$24,463	$(537)	1	$24,463	$(537)
U.S. states and political subdivisions	9,085	(17)	9	18,371	(174)	21	27,456	(191)
Residential mortgage-backed securities:
U.S. government agencies	—	—	0	185,361	(3,045)	10	185,361	(3,045)
Commercial mortgage-backed securities:
U.S. government agencies	9,950	(4)	2	16,735	(325)	2	26,685	(329)
Residential collateralized mortgage-backed securities:
U.S. government agencies	28,333	(149)	3	1,161,297	(38,726)	58	1,189,630	(38,875)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	41,474	(55)	3	171,570	(6,713)	16	213,044	(6,768)
Corporate debt securities	36,933	(52)	13	—	—	0	36,933	(52)
Total held-to-maturity securities	$125,775	$(277)	30	$1,577,797	$(49,520)	108	$1,703,572	$(49,797)

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

The investment securities portfolio was in a net unrealized loss position of $53.0 million at December 31, 2015, compared to a net unrealized loss position of $44.9 million at December 31, 2014. Gross unrealized losses were $100.4 million as of December 31, 2015, compared to $102.4 million at December 31, 2014. As of December 31, 2015, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. Securities classified as corporate debt securities include eight, single issuer, trust preferred securities with stated maturities. Such investments are only 1% of the fair value of the available-for-sale investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015 and has recognized the total amount of the impairment in OCI, net of tax.

The new Volcker Rule, as originally adopted, may affect the Corporation’s ability to CLOs. As of December 31, 2015, the Corporation holds $289.4 million of CLOs with a gross unrealized loss position of $8.4 million. Management believes that its holdings of CLOs are not ownership interested in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with the strategy.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2015. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2015
(Dollars in thousands)	U.S. Government agency debentures	U.S. Treasuries	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S. govt. agency obligations	Commercial mortgage-backed securities - U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non- U.S. govt. agency issued	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$5,000	$8,640	$—	$—	$—	$—	$—	$—	$—	$13,640	1.99%
Over one year through five years	2,498	—	78,968	37,010	14,825	10,922	4	46,105	—	—	190,332	3.84%
Over five years through ten years	—	—	83,928	71,478	136,728	23,697	—	67,299	207,480	—	590,610	3.02%
Over ten years	—	—	21,259	797,741	20,556	2,093,701	—	102,915	81,931	52,229	3,170,332	2.09%
Fair Value	$2,498	$5,000	$192,795	$906,229	$172,109	$2,128,320	$4	$216,319	$289,411	$52,229	$3,964,914	2.31%
Amortized Cost	$2,500	$5,001	$188,829	$900,358	$173,912	$2,155,808	$4	$217,008	$297,831	$61,710	$4,002,961
Weighted-Average Yield	1.25%	0.28%	5.19%	2.39%	2.03%	2.04%	3.07%	2.11%	2.77%	1.24%	2.31%
Weighted-Average Maturity (in years)	2.42	—	2.17	3.78	4.52	3.89	0.90	4.00	6.51	11.81	4.13
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$63,383	$—	$—	$—	$—	$—	$—	$—	$63,383	1.99%
Over one year through five years	25,019	—	144,134	—	35,953	—	—	79,833	—	88,139	373,078	2.34%
Over five years through ten years	—	—	216,331	23,421	28,718	—	—	41,190	—	—	309,660	3.79%
Over ten years	—	—	169,808	486,255	—	1,125,534	—	131,401	—	—	1,912,998	2.12%
Fair Value	$25,019	$—	$593,656	$509,676	$64,671	$1,125,534	$—	$252,424	$—	$88,139	$2,659,119	2.33%
Amortized Cost	$25,000	$—	$571,738	$507,908	$64,951	$1,161,340	$—	$255,359	$—	$87,797	$2,674,093
Weighted-Average Yield	1.43%	—%	4.01%	2.15%	2.55%	1.60%	—%	2.34%	—%	2.28%	2.33%
Weighted-Average Maturity (in years)	0.08	—	4.83	4.04	2.91	3.76	—	4.04	—	2.02	3.96

3.    Loans

Loans outstanding as of December 31, 2015 and 2014, net of unearned income, consisted of the following:

(In thousands)	December 31, 2015	December 31, 2014
Originated loans:
Commercial	$9,007,830	$8,200,264
Residential mortgage	689,045	625,283
Installment	2,990,349	2,393,451
Home equity	1,248,438	1,110,336
Credit cards	182,843	164,478
Total originated loans	14,118,505	12,493,812
Allowance for originated loan losses	(105,135)	(95,696)
Net originated loans	$14,013,370	$12,398,116
Acquired loans:
Commercial	$677,149	$1,086,899
Residential mortgage	324,008	394,484
Installment	573,372	764,168
Home equity	168,542	233,629
Total acquired loans	1,743,071	2,479,180
Allowance for acquired loan losses	(3,877)	(7,457)
Net acquired loans	$1,739,194	$2,471,723
FDIC acquired loans:
Commercial	129,109	211,607
Residential mortgage	35,568	41,276
Installment	2,077	4,874
Home equity	38,668	73,365
Loss share receivable	9,947	22,033
Total FDIC acquired loans	215,369	353,155
Allowance for FDIC acquired loan losses	(44,679)	(40,496)
Net FDIC acquired loans	$170,690	$312,659
Total loans:
Commercial	$9,814,088	$9,498,770
Residential mortgage	1,048,621	1,061,043
Installment	3,565,798	3,162,493
Home equity	1,455,648	1,417,330
Credit cards	182,843	164,478
Loss share receivable	9,947	22,033
Total loans	16,076,945	15,326,147
Total allowance for loan losses	(153,691)	(143,649)
Total Net loans	$15,923,254	$15,182,498

Loan activity with related parties for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Aggregate amount at beginning of year	$20,682	$24,536	$16,578
New loans	5,365	2,534	11,507
Repayments	(5,619)	(6,388)	(4,374)
Changes in directors and their affiliations	—	—	825
Aggregate amount at end of year	$20,428	$20,682	$24,536

The following describes the distinction between originated, acquired and FDIC acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $4.1 million and $5.4 million at December 31, 2015 and 2014, respectively.

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

Total outstanding acquired impaired loans were $406.0 million and $590.9 million as of December 31, 2015 and 2014. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan terms, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the years ended December 31, 2015 and 2014:

	Years Ended
Acquired Impaired Loans	December 31, 2015		December 31, 2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$119,450	$423,209	$136,646	$601,000
Accretion	(40,756)	40,756	(49,271)	49,271
Net reclassifications from nonaccretable to accretable	37,245	—	45,824	—
Payments received, net	—	(179,256)	—	(227,062)
Disposals	(26,116)	—	(13,749)	—
Balance at end of period	$89,823	$284,709	$119,450	$423,209

Cash flows expected to be collected on acquired impaired loans are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary.

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

During the year ended December 31, 2015, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $37.2 million from the nonaccretable difference to accretable yield. This reclassification was $45.8 million for the year ended December 31, 2014. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively, resulting in $129.1 million of loans no longer being covered as of December 31, 2015. As of December 31, 2015, $76.3 million of loans remained covered by single family loss share agreements.

Changes in the loss share receivable for the years ended December 31, 2015 and 2014, respectively, were as follows:

Loss Share Receivable	Years Ended
(In thousands)	December 31, 2015	December 31, 2014
Balance at beginning of period	$22,033	$61,827
Amortization	(4,141)	(20,943)
Increase due to impairment on FDIC acquired loans	6,373	2,920
FDIC reimbursement	(13,795)	(17,837)
FDIC acquired loans paid in full	(523)	(3,934)
Balance at end of period (1)	$9,947	$22,033

(1) As of December 31, 2015, the loss share receivable of $9.9 million was related to single family covered loans.

Total outstanding FDIC acquired impaired loans were $323.7 million and $451.2 million as of December 31, 2015 and 2014, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan terms, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for FDIC acquired impaired loans were as follows for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
FDIC Acquired Impaired Loans	2015		2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$37,511	$232,452	$67,282	$403,692
Accretion	(14,947)	14,947	(42,161)	42,161
Net reclassifications from nonaccretable to accretable	4,818	—	16,841	—
Payments received, net	—	(116,751)	—	(213,401)
(Disposals)/Additions	(4,474)	—	(4,451)	—
Balance at end of period	$22,908	$130,648	$37,511	$232,452

The cash flows expected to be collected on FDIC acquired impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the year ended December 31, 2015, the re-estimation process resulted in a net reclassification of $4.8 million from the nonaccretable difference to accretable yield. This reclassification was $16.8 million for the year ended December 31, 2014. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

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

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of December 31, 2015
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$4,684	$115	$8,824	$13,623	$5,779,785	$5,793,408	$236	$23,123
CRE	12,880	—	2,260	15,140	2,062,204	2,077,344	153	4,503
Construction	1,360	—	486	1,846	643,491	645,337	—	482
Leases	—	—	—	—	491,741	491,741	—	—
Consumer
Installment	17,934	4,828	3,920	26,682	2,963,667	2,990,349	3,519	2,178
Home equity lines	1,952	913	1,478	4,343	1,244,095	1,248,438	513	1,674
Credit cards	1,449	494	632	2,575	180,268	182,843	725	545
Residential mortgages	11,099	1,519	6,693	19,311	669,734	689,045	2,876	11,600
Total originated loans	$51,358	$7,869	$24,293	$83,520	$14,034,985	$14,118,505	$8,022	$44,105
							≥ 90 Days
Acquired Loans				Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans
Commercial
C&I	$311	$31	$3,336	$3,678	$236,467	$240,145	$13	$782
CRE	3,192	1,681	9,657	14,530	416,361	430,891	522	4,948
Construction	—	—	733	733	5,380	6,113	—	—
Consumer
Installment	5,059	1,329	974	7,362	566,010	573,372	236	835
Home equity lines	1,365	660	1,260	3,285	165,257	168,542	644	514
Residential mortgages	8,760	567	6,792	16,119	307,889	324,008	1,681	1,166
Total acquired loans	$18,687	$4,268	$22,752	$45,707	$1,697,364	$1,743,071	$3,096	$8,245
							≥ 90 Days
FDIC Acquired Loans (2)	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$—	$—	$1,054	$1,054	$34,412	$35,466	n/a	n/a
CRE	296	354	28,501	29,151	58,623	87,774	n/a	n/a
Construction	—	—	3,761	3,761	2,108	5,869	n/a	n/a
Consumer
Installment	—	—	—	—	2,077	2,077	n/a	n/a
Home equity lines	2,230	52	1,917	4,199	34,469	38,668	n/a	n/a
Residential mortgages	4,616	172	2,655	7,443	28,125	35,568	n/a	n/a
Total FDIC acquired loans	$7,142	$578	$37,888	$45,608	$159,814	$205,422	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.3 million of loans guaranteed by the U.S. government as of December 31, 2015.
(2) Excludes loss share receivable of $9.9 million as of December 31, 2015.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at December 31, 2015 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC Acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

As of December 31, 2014
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$2,212	$1,162	$2,670	$6,044	$5,169,157	$5,175,201	$1,547	$6,114
CRE	2,155	1,460	8,864	12,479	2,104,639	2,117,118	1,696	11,033
Construction	—	—	—	—	537,766	537,766	—	—
Leases	—	—	—	—	370,179	370,179	—	—
Consumer
Installment	14,621	3,647	4,716	22,984	2,370,467	2,393,451	3,695	3,268
Home equity lines	1,357	587	1,206	3,150	1,107,186	1,110,336	569	1,654
Credit cards	668	516	860	2,044	162,434	164,478	407	596
Residential mortgages	12,086	2,744	8,013	22,843	602,440	625,283	4,242	11,952
Total	$33,099	$10,116	$26,329	$69,544	$12,424,268	$12,493,812	$12,156	$34,617
							≥ 90 Days
Acquired Loans				Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans
Commercial
C&I	$92	$234	$4,791	$5,117	$444,137	$449,254	$—	$787
CRE	3,479	3,398	23,509	30,386	600,288	630,674	44	4,171
Construction	—	—	685	685	6,286	6,971	—	—
Consumer
Installment	6,204	2,029	1,861	10,094	754,074	764,168	615	1,218
Home equity lines	2,819	2,123	2,333	7,275	226,354	233,629	1,519	631
Residential mortgages	13,062	1,648	7,089	21,799	372,685	394,484	1,293	1,249
Total	$25,656	$9,432	$40,268	$75,356	$2,403,824	$2,479,180	$3,471	$8,056

FDIC Acquired Loans (2)	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$58	$—	$6,041	$6,099	$42,738	$48,837	n/a	n/a
CRE	234	1,517	47,233	48,984	104,524	153,508	n/a	n/a
Construction	—	—	6,064	6,064	3,198	9,262	n/a	n/a
Consumer
Installment	23	—	34	57	4,817	4,874	n/a	n/a
Home equity lines	1,395	870	3,859	6,124	67,241	73,365	n/a	n/a
Residential mortgages	6,205	91	3,572	9,868	31,408	41,276	n/a	n/a
Total	$7,915	$2,478	$66,803	$77,196	$253,926	$331,122	n/a	n/a

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

Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information regarding a borrower’s ability to fulfill its obligation. For consumer loans, Management evaluates credit quality based on the aging status of the loan as well as by payment activity, which is presented in the above tables.

The credit-risk grading process for commercial loans is summarized as follows:

“Pass” Loans (Grades 1, 2, 3, 4) are not considered a greater than normal credit risk. Generally, the borrowers have the apparent ability to satisfy obligations to the Corporation, and the Corporation anticipates insignificant uncollectible amounts based on its individual loan review.

“Special-Mention” Loans (Grade 5) are commercial loans that have identified potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the Corporation’s credit position.

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

The following tables provide a summary of commercial loans by portfolio type and the Corporation’s internal credit quality rating:

As of December 31, 2015
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$60,440	$773	$—	$12,732	$73,945
Grade 2	353,581	831	—	69,258	423,670
Grade 3	1,371,850	319,987	59,182	49,956	1,800,975
Grade 4	3,756,333	1,697,261	569,098	344,763	6,367,455
Grade 5	124,140	18,388	7,193	7,858	157,579
Grade 6	124,483	40,105	9,864	7,174	181,626
Grade 7	2,581	(1)	—	—	2,580
Total	$5,793,408	$2,077,344	$645,337	$491,741	$9,007,830

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$346	$—	$—	$—	$346
Grade 2	—	—	—	—	—
Grade 3	15,548	27,387	—	—	42,935
Grade 4	200,736	361,518	5,380	—	567,634
Grade 5	11,735	12,546	—	—	24,281
Grade 6	11,780	29,440	733	—	41,953
Grade 7	—	—	—	—	—
Total	$240,145	$430,891	$6,113	$—	$677,149

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,072	—	—	—	1,072
Grade 3	—	7,004	—	—	7,004
Grade 4	31,637	49,917	819	—	82,373
Grade 5	295	—	—	—	295
Grade 6	2,462	30,853	5,050	—	38,365
Grade 7	—	—	—	—	—
Total	$35,466	$87,774	$5,869	$—	$129,109

As of December 31, 2014
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$52,676	$683	$678	$4,451	$58,488
Grade 2	186,278	3,454	—	14,959	204,691
Grade 3	1,340,100	294,281	46,074	71,908	1,752,363
Grade 4	3,413,446	1,745,470	490,757	277,277	5,926,950
Grade 5	139,083	29,990	257	1,389	170,719
Grade 6	43,618	43,240	—	195	87,053
Grade 7	—	—	—	—	—
Total	$5,175,201	$2,117,118	$537,766	$370,179	$8,200,264

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$1,076	$—	$—	$—	$1,076
Grade 2	—	—	—	—	—
Grade 3	20,891	24,867	—	—	45,758
Grade 4	376,129	532,447	6,286	—	914,862
Grade 5	23,268	28,382	685	—	52,335
Grade 6	27,890	44,978	—	—	72,868
Grade 7	—	—	—	—	—
Total	$449,254	$630,674	$6,971	$—	$1,086,899

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	1,347	—	—	—	1,347
Grade 3	—	—	—	—	—
Grade 4	36,406	86,779	823	—	124,008
Grade 5	167	3,401	—	—	3,568
Grade 6	10,917	63,328	8,248	—	82,493
Grade 7	—	—	191	—	191
Total	$48,837	$153,508	$9,262	$—	$211,607

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

The following tables show activity in the originated ALL, by portfolio segment for the years ended December 31, 2015, 2014 and 2013, as well as the corresponding recorded investment in originated loans at the end of the period:

As of December 31, 2015
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Charge-offs	(14,913)	(625)	—	(1,268)	(21,630)	(4,032)	(4,867)	(1,443)	(48,778)
Recoveries	1,196	517	178	787	11,547	2,606	1,395	257	18,483
Provision for loan losses	21,102	(753)	(786)	1,120	11,348	2,196	4,337	1,170	39,734
Allowance for originated loan losses, ending balance	$44,760	$9,631	$1,594	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$11,837	$128	$—	$—	$1,009	$188	$243	$944	$14,349
Collectively evaluated for impairment	32,923	9,503	1,594	1,313	13,174	19,906	8,588	3,785	90,786
Total ending allowance for originated loan losses balance	$44,760	$9,631	$1,594	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135
Originated loans:
Originated loans individually evaluated for impairment	$43,818	$16,614	$—	$—	$36,904	$7,080	$717	$23,905	$129,038
Originated loans collectively evaluated for impairment	5,749,590	2,060,730	645,337	491,741	2,953,445	1,241,358	182,126	665,140	13,989,467
Total originated loans	$5,793,408	$2,077,344	$645,337	$491,741	$2,990,349	$1,248,438	$182,843	$689,045	$14,118,505

As of December 31, 2014
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Charge-offs	(9,617)	(3,512)	—	—	(20,328)	(4,831)	(4,604)	(2,031)	(44,923)
Recoveries	3,872	515	39	379	11,185	2,940	1,716	318	20,964
Provision for loan losses	139	1,224	(647)	(786)	10,126	8,315	3,114	1,686	23,171
Allowance for originated loan losses, ending balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$72	$2,914	$—	$—	$1,178	$207	$296	$1,283	$5,950
Collectively evaluated for impairment	37,303	7,578	2,202	674	11,740	19,117	7,670	3,462	89,746
Total ending allowance for originated loan losses balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Originated loans:
Originated loans individually evaluated for impairment	$11,759	$23,300	$—	$—	$24,905	$7,379	$854	$25,251	$93,448
Originated loans collectively evaluated for impairment	5,163,442	2,093,818	537,766	370,179	2,368,546	1,102,957	163,624	600,032	12,400,364
Total ending originated loan balance	$5,175,201	$2,117,118	$537,766	$370,179	$2,393,451	$1,110,336	$164,478	$625,283	$12,493,812

As of December 31, 2013
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Year ended
Allowance for originated loan losses, beginning balance	$36,209	$20,126	$3,821	$639	$11,154	$13,724	$7,384	$5,885	$98,942
Charge-offs	(5,840)	(1,281)	(516)	(1,237)	(16,683)	(7,172)	(5,541)	(1,903)	(40,173)
Recoveries	7,981	524	507	100	10,519	2,979	1,841	230	24,681
Provision for loan losses	4,631	(7,104)	(1,002)	1,579	6,945	3,369	4,056	560	13,034
Allowance for originated loan losses, ending balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$3,235	$229	$—	$—	$1,014	$223	$312	$1,133	$6,146
Collectively evaluated for impairment	39,746	12,036	2,810	1,081	10,921	12,677	7,428	3,639	90,338
Total ending allowance for originated loan losses balance	$42,981	$12,265	$2,810	$1,081	$11,935	$12,900	$7,740	$4,772	$96,484
Originated loans:
Originated loans individually evaluated for impairment	$8,053	$20,616	$906	$—	$27,285	$6,726	$1,112	$23,066	$87,764
Originated loans collectively evaluated for impairment	4,131,514	2,149,171	338,019	239,551	1,700,640	913,340	147,201	506,187	10,125,623
Total ending originated loan balance	$4,139,567	$2,169,787	$338,925	$239,551	$1,727,925	$920,066	$148,313	$529,253	$10,213,387

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of December 31, 2015 and 2014, the computed ALL was less than the remaining fair value discount; therefore, no allowance for acquired nonimpaired loan losses was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan’s discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the years ended December 31, 2015 and 2014, provision for loan losses, equal to net charge-offs, of $6.5 million and $14.7 million, respectively, was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

The following table presents activity in the allowance for acquired impaired loan losses for the years ended December 31, 2015, 2014 and 2013:

Allowance for Acquired Impaired Loan Losses	Years Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of the period	$7,457	$741	$—
Charge-offs	—	—	—
Recoveries	—	—	—
Provision/(recapture) for loan losses	(3,580)	6,716	741
Balance at end of the period	$3,877	$7,457	$741

Allowance for FDIC Acquired Loan Losses

The ALL for FDIC acquired nonimpaired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss sharing agreements with the FDIC. As of December 31, 2015 and 2014, the computed ALL was less than the remaining fair value discount, therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The following table presents activity in the allowance for FDIC acquired impaired loan losses for the years ended December 31, 2015, 2014, and 2013:

Allowance for FDIC Acquired Impaired Loan Losses	Years Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of the period	$40,496	$44,027	$43,255
Net provision/(recapture) for loan losses before benefit attributable to FDIC loss share agreements	8,830	10,568	23,892
Net (benefit)/recapture attributable to FDIC loss share agreements	(6,373)	(2,920)	(10,790)
Net provision/(recapture) for loan losses	2,457	7,648	13,102
Increase/(decrease) in loss share receivable	6,373	2,920	10,790
Loans charged-off	(4,647)	(14,099)	(23,120)
Balance at end of the period	$44,679	$40,496	$44,027

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

Interest income recognized on impaired loans was $0.6 million, $0.9 million, and $1.3 million during the years ended 2015, 2014, and 2013, respectively. Interest income which would have been earned in accordance with the original terms was $3.2 million, $2.8 million, and $5.5 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Loan impairment is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as a TDR, regardless of nonperforming status. Acquired and FDIC acquired impaired loans are not considered or reported as impaired loans. Nonimpaired acquired loans that are subsequently placed on nonaccrual status and individually evaluated are reported as impaired loans and included in the Troubled Debt Restructurings section below. Acquired loans restructured after acquisition are not considered or reported as TDRs if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

The following tables provide further detail on impaired loans individually evaluated for impairment and the associated ALL. Certain impaired loans do not have a related ALL as the valuation of these impaired loans exceeded the recorded investment.

As of December 31, 2015
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$21,066	$23,854	$—	$27,215
CRE	15,465	17,456	—	13,031
Construction	—	—	—	—
Consumer
Installment	1,369	1,658	—	1,807
Home equity line	670	919	—	999
Credit card	21	21	—	20
Residential mortgages	11,550	13,901	—	11,979
Subtotal	50,141	57,809	—	55,051
Impaired loans with a related allowance
Commercial
C&I	22,752	28,881	11,837	11,284
CRE	1,149	1,173	128	3,037
Construction	—	—	—	—
Consumer
Installment	35,535	35,592	1,009	28,808
Home equity line	6,410	6,411	188	6,382
Credit card	696	696	243	757
Residential mortgages	12,355	12,458	944	12,619
Subtotal	78,897	85,211	14,349	62,887
Total impaired loans	$129,038	$143,020	$14,349	$117,938

Note 1: These tables exclude loans fully charged off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge offs.

As of December 31, 2014
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$11,451	$18,207	$—	$14,193
CRE	16,874	22,696	—	18,027
Construction	—	—	—	—
Consumer
Installment	4,460	4,584	—	4,272
Home equity line	1,723	1,754	—	1,792
Credit card	16	16	—	32
Residential mortgages	12,204	15,119	—	12,425
Subtotal	46,728	62,376	—	50,741
Impaired loans with a related allowance
Commercial
C&I	308	344	72	326
CRE	6,426	6,440	2,914	4,497
Construction	—	—	—	—
Consumer
Installment	20,445	21,024	1,178	19,513
Home equity line	5,656	5,875	207	5,944
Credit card	838	838	296	966
Residential mortgages	13,047	13,158	1,283	13,121
Subtotal	46,720	47,679	5,950	44,367
Total impaired loans	$93,448	$110,055	$5,950	$95,108

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

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of December 31, 2015, and 2014.

	As of December 31, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	26	$33,087	$33,740
CRE	24	14,671	16,648
Construction	—	—	—
Total originated commercial	50	47,758	50,388
Consumer
Installment	1,223	36,904	37,250
Home equity lines	257	7,080	7,330
Credit card	212	717	717
Residential mortgages	312	23,905	26,359
Total originated consumer	2,004	68,606	71,656
Total originated loans	2,054	$116,364	$122,044
Acquired Loans
Commercial
C&I	1	$7,611	$7,611
CRE	3	918	1,044
Construction	—	—	—
Total acquired commercial	4	8,529	8,655
Consumer
Installment	51	1,117	1,211
Home equity lines	176	7,718	7,778
Residential mortgages	31	2,154	2,382
Total acquired consumer	258	10,989	11,371
Total acquired loans	262	$19,518	$20,026
FDIC Acquired loans
Commercial
C&I	—	$—	$—
CRE	3	14,056	12,479
Construction	1	593	682
Total FDIC acquired commercial	4	14,649	13,161
Consumer
Home equity lines	81	10,215	10,281
Residential mortgages	1	182	182
Total FDIC acquired consumer	82	10,397	10,463
Total FDIC acquired loans	86	$25,046	$23,624
Total loans
Commercial
C&I	27	$40,698	$41,351
CRE	30	29,645	30,171
Construction	1	593	682
Total commercial	58	70,936	72,204
Consumer
Installment	1,274	38,021	38,461
Home equity lines	514	25,013	25,389
Credit card	212	717	717
Residential mortgages	344	26,241	28,923
Total consumer	2,344	89,992	93,490
Total loans	2,402	$160,928	$165,694

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

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2015, 2014 and 2013 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the years ended December 31, 2015, 2014 and 2013 did not involve the forgiveness of principal, accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the years ended December 31, 2015, 2014 and 2013 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. At December 31, 2015 and 2014, the Corporation had $7.0 million and $0.2 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of December 31, 2015 and 2014, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

As of December 31, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$22,566	$107	$22,673	$4,229	$6,185	$10,414	$33,087	$6,052
CRE	10,271	2,247	12,518	746	1,407	2,153	14,671	20
Construction	—	—	—	—	—	—	—	—
Total originated commercial	32,837	2,354	35,191	4,975	7,592	12,567	47,758	6,072
Consumer
Installment	34,902	794	35,696	1,125	83	1,208	36,904	1,009
Home equity lines	6,511	114	6,625	399	56	455	7,080	188
Credit card	575	140	715	—	2	2	717	243
Residential mortgages	12,869	2,896	15,765	4,611	3,529	8,140	23,905	944
Total originated consumer	54,857	3,944	58,801	6,135	3,670	9,805	68,606	2,384
Total originated TDRs	$87,694	$6,298	$93,992	$11,110	$11,262	$22,372	$116,364	$8,456
Acquired loans
Commercial
C&I	$7,611	$—	$7,611	$—	$—	$—	$7,611	$—
CRE	—	—	—	659	259	918	918	201
Construction	—	—	—	—	—	—	—	—
Total acquired commercial	7,611	—	7,611	659	259	918	8,529	201
Consumer
Installment	967	126	1,093	14	10	24	1,117	45
Home equity lines	6,941	655	7,596	122	—	122	7,718	70
Residential mortgages	1,096	256	1,352	802	—	802	2,154	—
Total acquired consumer	9,004	1,037	10,041	938	10	948	10,989	115
Total acquired TDRs	$16,615	$1,037	$17,652	$1,597	$269	$1,866	$19,518	$316
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	14,056	14,056	—	—	—	14,056	2,333
Construction	593	—	593	—	—	—	593	—
Total FDIC acquired commercial	593	14,056	14,649	—	—	—	14,649	2,333
Consumer
Home equity lines	10,065	70	10,135	6	74	80	10,215	23
Residential mortgages	182	—	182	—	—	—	182	—
Total FDIC acquired consumer	10,247	70	10,317	6	74	80	10,397	23
Total FDIC acquired TDRs	$10,840	$14,126	$24,966	$6	$74	$80	$25,046	$2,356
Total loans
Commercial
C&I	$30,177	$107	$30,284	$4,229	$6,185	$10,414	$40,698	$6,052
CRE	10,271	16,303	26,574	1,405	1,666	3,071	29,645	2,554
Construction	593	—	593	—	—	—	593	—
Total commercial	41,041	16,410	57,451	5,634	7,851	13,485	70,936	8,606
Consumer
Installment	35,869	920	36,789	1,139	93	1,232	38,021	1,054
Home equity lines	23,517	839	24,356	527	130	657	25,013	281
Credit card	575	140	715	—	2	2	717	243
Residential mortgages	14,147	3,152	17,299	5,413	3,529	8,942	26,241	944
Total consumer	74,108	5,051	79,159	7,079	3,754	10,833	89,992	2,522
Total TDRs	$115,149	$21,461	$136,610	$12,713	$11,605	$24,318	$160,928	$11,128

As of December 31, 2014
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$6,740	$—	$6,740	$—	$383	$383	$7,123	$72
CRE	12,885	952	13,837	394	3,376	3,770	17,607	159
Construction	—	—	—	—	—	—	—	—
Total originated commercial	19,625	952	20,577	394	3,759	4,153	24,730	231
Consumer
Installment	22,254	726	22,980	1,663	262	1,925	24,905	1,178
Home equity lines	6,239	269	6,508	871	—	871	7,379	207
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	13,440	3,538	16,978	5,006	3,267	8,273	25,251	1,283
Total originated consumer	42,708	4,593	47,301	7,555	3,533	11,088	58,389	2,964
Total originated TDRs	$62,333	$5,545	$67,878	$7,949	$7,292	$15,241	$83,119	$3,195
Acquired loans
Commercial
C&I	$15	$—	$15	$3	$—	$3	$18	$18
CRE	—	—	—	978	1,564	2,542	2,542	134
Total acquired commercial	15	—	15	981	1,564	2,545	2,560	152
Consumer
Installment	841	87	928	24	23	47	975	65
Home equity lines	6,186	607	6,793	139	—	139	6,932	9
Residential mortgages	868	—	868	470	295	765	1,633	2
Total acquired consumer	7,895	694	8,589	633	318	951	9,540	76
Total acquired TDRs	$7,910	$694	$8,604	$1,614	$1,882	$3,496	$12,100	$228
FDIC acquired loans
Commercial
C&I	$—	$177	$177	$—	$—	$—	$177	$—
CRE	5,123	20,376	25,499	—	—	—	25,499	2,879
Construction	339	—	339	—	—	—	339	295
Total FDIC acquired commercial	5,462	20,553	26,015	—	—	—	26,015	3,174
Consumer
Home equity lines	8,561	—	8,561	329	—	329	8,890	27
Residential mortgages	334	—	334	—	—	—	334	21
Total FDIC acquired consumer	8,895	—	8,895	329	—	329	9,224	48
Total FDIC acquired TDRs	$14,357	$20,553	$34,910	$329	$—	$329	$35,239	$3,222
Total loans
Commercial
C&I	$6,755	$177	$6,932	$3	$383	$386	$7,318	$90
CRE	18,008	21,328	39,336	1,372	4,940	6,312	45,648	3,172
Construction	339	—	339	—	—	—	339	295
Total commercial	25,102	21,505	46,607	1,375	5,323	6,698	53,305	3,557
Consumer
Installment	23,095	813	23,908	1,687	285	1,972	25,880	1,243
Home equity lines	20,986	876	21,862	1,339	—	1,339	23,201	243
Credit card	775	60	835	15	4	19	854	296
Residential mortgages	14,642	3,538	18,180	5,476	3,562	9,038	27,218	1,306
Total consumer	59,498	5,287	64,785	8,517	3,851	12,368	77,153	3,088
Total TDRs	$84,600	$26,792	$111,392	$9,892	$9,174	$19,066	$130,458	$6,645

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

The following table provides the number of loans modified in a TDR during the previous 12 months that subsequently defaulted during the years ended December 31, 2015 and 2014, as well as the amount defaulted in these restructured loans as of December 31, 2015 and 2014.

	As of December 31, 2015
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total originated commercial	—	—
Consumer
Installment	8	113
Home equity lines	—	—
Credit card	10	51
Residential mortgages	—	—
Total originated consumer	18	$164
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Acquired loans
Consumer
Installment	2	$61
Home equity lines	1	105
Residential mortgages	—	—
Total acquired consumer	3	$166
Total loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total commercial	—	—
Consumer
Installment	10	174
Home equity lines	2	348
Credit card	10	51
Residential mortgages	—	—
Total consumer	22	573
Total	22	$573

	As of December 31, 2014
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	3	$4,930
CRE	1	363
Construction	—	—
Total originated commercial	4	5,293
Consumer
Installment	11	40
Home equity lines	1	29
Credit card	28	140
Residential mortgages	3	183
Total originated consumer	43	$392
FDIC acquired loans
Commercial
C&I	1	$427
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	1	$427
Acquired loans
Consumer
Installment	2	165
Home equity lines	1	61
Residential mortgages	—	—
Total acquired consumer	3	$226
Total loans
Commercial
C&I	4	$5,357
CRE	1	363
Construction	—	—
Total commercial	5	5,720
Consumer
Installment	13	205
Home equity lines	2	90
Credit card	28	140
Residential mortgages	3	183
Total consumer	46	618
Total	51	$6,338

5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of December 31, 2015 and 2014. The following table shows goodwill allocated by business segment.

(In thousands)	Commercial	Retail	Wealth	Total
Balance at December 31, 2014	$527,406	$193,961	$20,373	$741,740
Balance at December 31, 2015	$527,406	$193,961	$20,373	$741,740

The Corporation performed its annual impairment test of goodwill as of November 30, 2015 and determined that no impairment of goodwill had been incurred. Key changes in the market and our operations were monitored from our impairment test date of November 30 to year end in order to identify circumstances necessitating further testing of impairment. No such changes were noted for 2015. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a noncash charge for the amount of such impairment would be recorded in earnings.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(28,304)	$54,019
Lease intangible	238	(212)	26
Trust relationships (2)	14,000	(7,417)	6,583
Total intangibles	$96,561	$(35,933)	$60,628

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(19,996)	$62,327
Lease intangible	238	(176)	62
Trust relationships (2)	14,000	(5,369)	8,631
Total intangibles	$96,561	$(25,541)	$71,020

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $10.4 million in 2015, $11.7 million in 2014, and $8.4 million in 2013.

The following table shows the estimated future amortization expense for intangible assets subject to amortization as of December 31, 2015.

(In thousands)
For the years ended:
December 31, 2016	$9,209
December 31, 2017	8,161
December 31, 2018	7,273
December 31, 2019	6,500
December 31, 2020	5,214
Total estimated future amortization	$36,357

6.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the years ended December 31, 2015 and 2014, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $76.7 million and $356.5 million, respectively, and recognized pretax gains of $1.2 million and $7.2 million, respectively, which are included as a component of loan sales and servicing income. As of December 31, 2015 and 2014, the Corporation retained the related MSRs, for which it receives servicing fees, on $60.3 million and $314.4 million, respectively, of the loans sold.

The Corporation serviced for third parties approximately $2.4 billion of residential mortgage loans at December 31, 2015, and $2.6 billion at December 31, 2014. Loan servicing fees, not including valuation changes on MSRs included in loan sales and servicing income, were $6.3 million, $6.6 million, and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Changes in the carrying amount of MSRs and the MSR valuation allowance are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of period	$22,011	$22,760	$21,316
Addition of Citizens’ MSRs on Acquisition Date	—	—	1,065
Additions	619	3,049	4,952
Amortization	(3,693)	(3,798)	(4,573)
Balance at end of period	18,937	22,011	22,760
Valuation allowance at beginning of period	(955)	(282)	(2,564)
Recoveries (Additions)	556	(673)	2,282
Valuation Allowance at end of period	(399)	(955)	(282)
MSRs, net carrying balance	$18,538	$21,056	$22,478
Fair value at end of period	$19,149	$21,228	$23,041

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the years ended December 31, 2015, 2014, and 2013.

Key economic assumptions and the sensitivity of the current fair value of the MSRS related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2015, are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

(Dollars in thousands)
Prepayment speed assumption (annual CPR)	10.93%
Decrease in fair value from 10% adverse change	$1,032
Decrease in fair value from 25% adverse change	$1,292
Discount rate assumption	9.39%
Decrease in fair value from 100 basis point adverse change	$599
Decrease in fair value from 200 basis point adverse change	$1,155
Expected weighted-average life (in months)	97.6

The following table shows the estimated future amortization for net MSRs as of December 31, 2015:

(In thousands)
Year Ended December 31,
2016	$3,075
2017	2,723
2018	2,281
2019	1,917
2020	1,608
more than 5 years	6,934
Total estimated future amortization	$18,538

7.    Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $15.3 million and $5.9 million during 2015 and 2014, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2015, cash and due from banks included $0.3 million deposited with other banks for these reasons.
Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2015 were restricted, by the regulatory agencies, principally to the total of 2015 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8.     Premises and Equipment

The components of premises and equipment are as follows:

	As of December 31,		Estimated
(In thousands)	2015	2014	useful lives
Land	$57,040	$60,397	-
Buildings	309,754	308,144	10-35 yrs
Equipment	182,385	176,906	3-15 yrs
Leasehold improvements	24,765	25,151	1-20 yrs
Software	116,280	103,782	3-7 yrs
	690,224	674,380
Less accumulated depreciation and amortization	370,736	342,083
Total premises and equipment	$319,488	$332,297

Amounts included in noninterest expense in the accompanying Consolidated Statement of Income for depreciation and amortization aggregated $40.7 million, $37.6 million, and $32.2 million for the years ended 2015, 2014, and 2013, respectively.

9.     Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2015, 2014, and 2013, were $794.8 million, $716.5 million, and $882.4 million, respectively. Interest expense on these certificates and time deposits amounted to $3.1 million, $3.8 million, and $4.5 million in 2015, 2014, and 2013, respectively.

Maturities of certificates and other time deposits as of December 31, 2015 are as follows:

(In thousands)
For the year ended December 31,
2016	$1,525,838
2017	407,919
2018	124,610
2019	103,921
2020	73,131
2021 and after	3,484
Total certificates and other time deposits	$2,238,903

10.     Federal Funds Purchased and Securities Sold under Agreements to Repurchase

The following table presents federal funds purchased and securities sold under agreements to repurchase as of December 31, 2015 and 2014.

	As of December 31,
(In thousands)	2015	2014
Federal funds purchased and securities sold under agreements to repurchase	$1,037,075	$1,272,591

Securities sold under agreements to repurchase are secured by securities with a carrying value of $813.3 million and $888.4 million at December 31, 2015 and 2014, respectively. Securities sold under agreements to repurchase have an overnight maturity at December 31, 2015.

Selected financial statement information pertaining to the securities sold under agreements to repurchase is as follows:

	As of December 31,
(Dollars in thousands)	2015	2014	2013
Average balance during the year	$1,138,307	$1,084,532	$949,068
Weighted-average annual interest rate during the year	0.10%	0.09%	0.13%
Maximum month-end balance	$1,519,250	$1,289,460	$1,123,795

11.     Borrowed Funds

The following table presents wholesale borrowings and long-term debt as of December 31, 2015 and 2014.

	As of December 31,
(In thousands)	2015	2014
FHLB advances	$580,501	$427,857
Subordinated debentures	505,173	505,192
Other	147	214
Total borrowed funds	$1,085,821	$933,263

FHLB advances were secured by a lien on residential and other real estate-related loans totaling $5.1 billion at December 31, 2015, and $5.1 billion at December 31, 2014. The FHLB advances have interest rates that range from 0.34% to 4.12% as of December 31, 2015.

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

Selected financial statement information pertaining to the Corporation’s borrowed funds is as follows:

	As of December 31,
(Dollars in thousands)	2015	2014	2013
Average balance during the year	$885,478	$715,383	$474,473
Weighted-average annual interest rate during the year	2.35%	2.80%	3.62%
Maximum month-end balance	$1,189,093	$973,453	$527,155

The following table illustrates the contractual maturities of the Corporation's borrowed funds at December 31, 2015:

	One Year	One to	Three to	Over Five
(In thousands)	or Less	Three Years	Five Years	Years	Total
FHLB advances	$310,716	$230,193	$—	$39,592	$580,501
Subordinated debentures	—	—	—	505,173	505,173
Other	71	76	—	—	147
Total borrowed funds	$310,787	$230,269	$—	$544,765	$1,085,821

12.     Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Taxes currently payable
Federal	$52,869	$52,514	$24,426
State	(3,119)	4,763	3,496
Deferred expense	47,269	44,666	51,585
Total income tax expense	$97,019	$101,943	$79,507

The actual income tax rate differs from the statutory tax rate as shown in the following table:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(2.75)	(2.77)	(3.16)
Merger expenses at acquisition	—	—	0.54
Reduction in excess tax reserves	—	—	0.11
Bank owned life insurance	(1.76)	(2.10)	(2.53)
State income tax (net)	0.59	0.91	0.87
Tax credits	(0.82)	(0.96)	(1.06)
ESOP Dividends	(0.14)	(0.13)	(0.14)
Nondeductible meals and entertainment	0.25	0.22	0.27
Other	(0.66)	(0.18)	0.31
Effective tax rates	29.71%	29.99%	30.21%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed on financial institutions in lieu of income tax in Ohio, Pennsylvania and Michigan. These taxes are $8.1 million, $8.2 million, and $9.9 million in 2015, 2014, and 2013, respectively, and are recorded in other operating expense in the accompanying Consolidated Statement of Income.

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Year Ended
	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Allowance for credit losses	$40,069	$35,760
Employee benefits	50,868	51,584
Real Estate Mortgage Investment Credit	3,791	4,831
Acquired liabilities	5,931	6,296
Acquired loans	25,388	51,701
Available for sale securities	11,475	3,862
Loan fees and expenses	—	—
Federal NOL carryforwards	102,194	131,195
Alternative minimum tax credit carryforward	112,861	83,428
General business tax credit carryforward	2,924	1,982
State income tax (net of federal benefit)	2,441	1,970
Other	1,789	467
Total deferred tax assets	359,731	373,076
Deferred tax liabilities:
Leased assets and depreciation	(41,649)	(24,699)
FHLB stock	(18,641)	(18,165)
Loan fees and expenses	(1,480)	(2,537)
Goodwill	(26,885)	(16,580)
Core deposit intangibles	(18,697)	(22,013)
Other	—	—
Total deferred tax liabilities	(107,352)	(83,994)
Total net deferred tax asset	$252,379	$289,082

At December 31, 2015 and 2014, there was no valuation allowance for deferred tax assets.

At December 31, 2015, the Corporation had gross federal loss carryforwards of $292.0 million that expire in 2028 through 2032, general business credits of $2.9 million that expire in 2028, and $112.9 million of federal alternative minimum tax credits with an indefinite life. In addition, future state income taxes are expected to be reduced by $450.0 thousand resulting from state non-operating losses at various levels in various states. This benefit is expected to be fully used during the expiration period of 2015 through 2027.

The period change in deferred taxes recorded both directly to shareholders’ equity and as a part of the income tax expense is summarized as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Deferred tax changes reflected in other comprehensive income	$(10,565)	$(2,698)
Deferred tax changes reflected in Federal income tax expense	47,269	44,666
Net decrease/(increase) in DTA	$36,704	$41,968

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

A reconciliation of the change in the reserve for uncertain tax positions for 2015 and 2014 is as follows:

(In thousands)	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance as of January 1, 2015	$305	$19	$324
Additions for tax provisions related to prior year	299	17	316
Reduction for tax positions related to prior year due closed tax years	—	—	—
Reduction for tax positions related to prior tax years	(134)	—	(134)
Balance at December 31, 2015	$470	$36	$506
Components of Reserve:
State income tax exposure	$470	$36	$506
Balance at December 31, 2015	$470	$36	$506

(In thousands)	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance as of January 1, 2014	$1,003	$262	$1,265
Additions for tax provisions related to prior year	798	14	812
Reduction for tax positions related to prior year due closed tax years	(31)	(3)	(34)
Reduction for tax positions related to prior tax years	(1,465)	(254)	(1,719)
Balance at December 31, 2014	$305	$19	$324
Components of Reserve:
State income tax exposure	$305	$19	$324
Balance at December 31, 2014	$305	$19	$324

The Corporation recognized accrued interest and penalties, as appropriate, related to UTBs, in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheet.

The Corporation is routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2012. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $50 thousand within the next twelve months. Management anticipates that the UTB balance will increase by $0.2 million as a result of the 2015 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 0.15 to 29.71% at December 31, 2015.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2015, Management had identified no other potential U.S. Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

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

Effective January 1, 2016, the FirstMerit Postretirement Plan was amended to cap the life insurance benefits for all retirees at $10,000.

Employer-provided subsidies under the postretirement medical plan will be discontinued after 2018. As a result, a three-year sunset of this subsidized coverage is reflected in the December 31, 2015 disclosures.

Postretirement medical and life insurance plans were also maintained for certain former Citizens employees after the Acquisition Date through December 31, 2013, (“Citizens Postretirement Plan”). Citizens’ Postretirement Plan provided postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms.

As of December 31, 2013, the Corporation adopted one postretirement plan covering all eligible FirstMerit and former Citizens employees, with the FirstMerit Postretirement Plan being the surviving plan. The Citizens Postretirement Plan ceased to exist after December 31, 2013, and future benefits to the existing participants of the Citizens Postretirement Plan will be provided under the FirstMerit Postretirement Plan. The Corporation reserves the right to terminate or amend the FirstMerit Postretirement Plan at any time.

Other employee benefits. FirstMerit’s Amended and Restated Executive Deferred Compensation Plan (“FirstMerit Deferred Compensation Plan”) allows participating executives to elect to receive incentive compensation payable with respect to any year in whole Common Stock or cash, or to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the share account is so credited. The deferred compensation liability at December 31, 2015, and 2014, was $18.6 million and $19.0 million, respectively, and is included in accrued taxes, expenses and other liabilities on the accompanying Consolidated Balance Sheet.

Savings plans. The Corporation maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment (“FirstMerit 401(k) Plan”). For the years ended December 31, 2015 and 2014, the employer’s matching contribution to the FirstMerit 401(k) Plan was 100% on the first 3% and then 50% on the next 2% of the employee’s qualifying salary. Contributions made by the Corporation to the FirstMerit 401(k) Plan were $7.6 million for 2015, $7.7 million in 2014, and $4.4 million in 2013. Matching contributions vest in accordance with plan specifications.

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

The Corporation maintained a qualified defined contribution plan known as Retirement Investment Plan through December 31, 2012. Effective with the termination of this plan as of January 1, 2013, the Corporation will provide, for a five-year period, a transition contribution equal to 3% of an employee’s qualifying salary to all eligible plan participants that have earned 60 age-plus-service points, as of December 31, 2012. This transition contribution totaled $0.9 million and $0.7 million for the years ended December 31, 2015 and December 31, 2014, respectively.

The combined components of net periodic pension and postretirement benefits and other amounts recognized in AOCI for the Corporation's pension and postretirement benefit plans as of December 31, 2015, 2014 and 2013, are as follows:

	Pension Benefits			Postretirement Benefits
(In thousands)	2015	2014	2013	2015	2014	2013
Net periodic cost consists of:
Service cost	$830	$728	$2,339	$165	$65	$99
Interest cost	14,069	14,337	12,814	575	655	563
Expected return on plan assets	(15,607)	(16,035)	(14,938)	—	—	—
Amortization of prior service cost/(credit)	2,279	2,599	467	(639)	(468)	(468)
Amortization of actuarial (gains)/losses	4,227	2,930	4,693	325	236	268
Settlement / curtailment income	—	—	(524)	—	—	—
Net periodic cost (benefit)	5,798	4,559	4,851	426	488	462
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Current year actuarial losses/(gains)	7,987	49,488	(47,257)	(8,103)	64	(682)
Amortization of actuarial gains/(losses)	(4,227)	(2,930)	(4,169)	(325)	(236)	(268)
Amortization of prior service (cost)/credit	(2,279)	(2,599)	(467)	639	468	468
Total recognized in AOCI, before income taxes	1,481	43,959	(51,893)	(7,789)	296	(482)
Total recognized in net periodic cost and AOCI	$7,279	$48,518	$(47,042)	$(7,363)	$784	$(20)

A measurement date of December 31 is used for plan assets and benefit obligations. The following table sets forth a reconciliation of the changes in the projected benefit obligation for the Corporation’s pension and postretirement benefit plans as of December 31, 2015, and 2014, as well as the change in plan assets for the Corporation’s qualified pension plans:

	Pension Benefits		Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Accumulated benefit obligation, end of year	$339,661	$354,402
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	355,642	308,834	$15,164	$15,544
Service cost	830	728	165	65
Interest cost	14,069	14,337	575	655
Plan amendments	—	—	(7,657)	(1,979)
Participant contributions	—	—	1,805	1,851
Actuarial (gains)/losses and change in assumptions	(10,469)	50,115	(446)	2,046
Benefits paid	(19,252)	(18,372)	(2,765)	(3,018)
Projected benefit obligation, end of year	$340,820	$355,642	$6,841	$15,164
Change in plan assets, at fair value:
Fair value of plan assets, beginning of year	$257,355	$257,510	$—	$—
Actual return on plan assets	(2,849)	16,663	—	—
Participant contributions	—	—	1,805	1,851
Employer contributions	1,527	1,554	960	1,167
Benefits paid	(19,252)	(18,372)	(2,765)	(3,018)
Fair value of plan assets, end of year	$236,781	$257,355	$—	$—
Funded status (1)	(104,039)	(98,287)	(6,841)	(15,164)
Amounts recognized in AOCI before income taxes:
Prior service cost (credit)	$308	$2,587	$(12,389)	$(5,370)
Net actuarial loss	103,477	99,715	4,364	5,138
Amount recognized in AOCI	$103,785	$102,302	$(8,025)	$(232)

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

Actuarial assumptions. The actuarial assumptions used to determine year end obligations for the Corporation’s pension and postretirement plans were as follows:

Weighted-average assumptions for year end obligations	2015	2014	2013
Discount rate
Qualified pensions	4.57%	4.19%	4.99%
Nonqualified pensions	3.99%	3.61%	4.12%
Postretirement medical benefits, FirstMerit’s plan	1.76%	3.50%	4.01%
Postretirement medical benefits, Citizens’ plan	1.77%	3.61%	3.98%
Postretirement life insurance benefits	4.79%	4.36%	5.08%
Expected long-term rate of return	6.00%	6.50%	6.75%
Rate of compensation increase
Qualified pensions	na	na	na
Nonqualified pensions	3.75%	3.75%	3.75%
Assumed health care cost trend rate, pre-65 (1) (2)
Initial trend	na	7.00%	7.50%
Ultimate trend	na	5.00%	5.00%
Year ultimate trend reached	na	2019	2019
Assumed health care cost trend rate, post-65 (1) (2)
Initial trend	na	11.00%	11.50%
Ultimate trend	na	5.00%	5.00%
Year ultimate trend reached	na	2027	2027
Prescription Drugs (2)
Initial trend	na	7.00%	7.50%
Ultimate trend	na	5.00%	5.00%
Year ultimate trend reached	na	2019	2019

(1) The health care cost trend assumptions relate only to the postretirement benefit plans. Increasing or decreasing the assumed health care cost trend rates by one percentage point each future year would not have a material impact on total service and interest cost or the year end benefit obligation.
(2) Employer-provided subsidies under the postretirement medical plan will be discontinued after 2018. As a result, a three-year sunset of this subsidized coverage is reflected in the December 31, 2015 disclosures. Since employer subsidies are not expected to change from current levels, health care trend rates no longer have any impact on the accounting liabilities.

The actuarial assumptions used as of the beginning of the year to determine the net periodic costs for the Corporation’s pension and postretirement plans were as follows:

Weighted-average assumptions for benefit cost at beginning of year	2015	2014	2013
Discount rate
Qualified pension	4.19%	4.99%	4.21%
Nonqualified pensions	3.61%	4.12%	4.21%
Postretirement medical benefits	3.50%	4.01%	3.18%
Postretirement life insurance benefits	4.36%	5.08%	4.30%
Expected long-term rate of return	6.50%	6.75%	7.00%
Rate of compensation increase
Qualified pension	na	na	na
Nonqualified pensions	3.75%	3.75%	3.75%
Assumed health care cost trend rate, pre-65 (1)
Initial trend	7.00%	7.50%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019
Assumed health care cost trend rate, post-65 (1)
Initial trend	11.50%	11.50%	12.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2027	2027	2027
Prescription Drugs
Initial trend	7.50%	7.50%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2019	2019	2019

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. For the years ended December 31, 2015, 2014, and 2013, these subsidies did not have a material effect on the APBO and net postretirement benefit cost for the Corporation.

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

(In thousands)	Pension	Postretirement	Total
Prior service cost/(credit)	$300	$(2,542)	$(2,242)
Actuarial net loss	3,321	981	4,302

At December 31, 2015, the FirstMerit Pension Plan was sufficiently funded under the requirements of ERISA, consequently, the Corporation was not required to make a minimum contribution to that plan in 2015. The Corporation expects to make a $35.0 million contribution to its qualified pension plan during 2016 but does not expect to make any significant discretionary contributions to its non-qualified or postretirement plans during 2016.

At December 31, 2015, the following table shows when benefit payments were expected to be paid. The expected benefits were estimated using the same assumptions as those used to calculate the benefit obligations in the preceding tables and includes benefits attributable to estimated future employee service.

(In thousands)
For the year ended December 31,	Pension	Postretirement
2016	$31,328	$982
2017	25,366	903
2018	24,653	843
2019	21,567	225
2020	19,463	228
2021 through 2025	95,975	1,210

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

Dynamic Investment Policy Schedule
Return-Seeking (and Diversification) Allocation Strategy
Funded Ratio	Minimum	Target	Maximum
≤97%	36%	40%	44%
98%	34%	38%	42%
99%	31%	35%	39%
100%	30%	33%	36%
101%	28%	31%	34%
102%	26%	29%	32%
103%	23%	26%	29%
104%	21%	24%	27%
105%	18%	21%	24%
106%	16%	18%	20%
107%	12%	14%	16%
≥108%	8%	10%	12%

The weighted-average allocations for the FirstMerit Pension Plan as of December 31, 2015 and 2014, by asset category, are as follows:

	Percentage of Plan Assets on Measurement Date
	December 31,
Asset Category	2015	2014
Cash and domestic money market funds	1.95%	1.49%
U.S. Treasury obligations	2.40%	1.97%
U.S. Government agencies	1.08%	1.12%
Corporate bonds	2.74%	2.79%
Common stocks	14.30%	13.54%
Equity mutual funds	17.61%	18.85%
Fixed income mutual funds	49.62%	50.11%
Foreign mutual funds	10.30%	10.13%
	100.00%	100.00%

The following is a description of the valuation methodologies used to measure assets held by the FirstMerit Pension Plans at fair value.

•	Domestic and foreign money market funds: Valued at quoted prices as reported on the active market in which the money market funds are traded.

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

The following table sets forth by level, within the fair value hierarchy, the FirstMerit Pension Plan’s assets at fair value as of December 31, 2015:

(In thousands)	Level 1	Level 2	Level 3	Total
Domestic money market funds	$4,620	$—	$—	$4,620
United States government securities	—	5,675	—	5,675
United States government agency issues	—	2,588	—	2,588
Corporate bonds	—	6,479	—	6,479
Common stocks	33,851	—	—	33,851
Equity mutual funds	41,706	—	—	41,706
Fixed income mutual funds	117,485	—	—	117,485
Foreign mutual funds	24,377	—	—	24,377
Total assets at fair value	$222,039	$14,742	$—	$236,781

14.     Share-Based Compensation

The Corporation’s 2002, 2006 and 2011 Stock and Equity Plans, and the Citizens Republic Bancorp, Inc. Stock Compensation plan, and the Republic Bancorp, Inc 1998 Stock Option Plan that were assumed by the Corporation in connection with the Citizens acquisition (the “Plans”), provide stock options and restricted stock awards available to grant to employees for up to 5,298,056 shares of Common Stock of the Corporation. The Plans also provide for the granting of nonqualified stock options and nonvested (restricted) shares to certain nonemployee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense recognized during the years ended December 31, 2015, 2014, and 2013, was $14.2 million, $13.9 million, and $10.9 million, respectively, and the related tax benefit was $5.0 million, $4.9 million, and $3.8 million, respectively. Share-based compensation expense related to awards granted to employees as well as awards granted to directors is recorded in salaries, wages, pension and employee benefits in the accompanying Consolidated Statements of Income.

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

A summary of stock option activity under the Plans as of December 31, 2015, 2014, and 2013, and changes during the years then ended is as follows:

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2013	1,820	$24.73	1.82	—
Acquired	63	218.01
Exercised	—	—
Forfeited	(8)	23.93
Expired	(479)	36.64
Outstanding at December 31, 2013	1,396	$28.84	1.14	$87
Exercised	—	—
Forfeited	—	—
Expired	(558)	31.91
Outstanding at December 31, 2014	838	$26.64	0.62	$—
Exercised	—	—
Forfeited	—	—
Expired	(582)	28.25
Outstanding at December 31, 2015	256	$23.00	0.52	$—
Exercisable at December 31, 2015	256	$23.00	0.52	$—

There were no options granted in the years ended December 31, 2015, 2014, and 2013. During the years ended December 31, 2015, 2014, and 2013, no options were exercised.

At December 31, 2015, there were no unrecognized compensation costs related to stock options granted to be realized under the Plans.

Nonvested (Restricted) Stock Awards

The market price of the Corporation’s Common Stock at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation’s nonvested shares as of December 31, 2015, 2014, and 2013, and changes during the years then ended, is as follows:

		Weighted-Average
		Grant Date
Nonvested (restricted) Stock Awards	Shares (000’s)	Fair Value
Nonvested at January 1, 2013	1,079	$17.00
Granted	823	16.47
Vested	(508)	17.90
Forfeited or expired	(52)	16.89
Nonvested at December 31, 2013	1,342	$16.34
Granted	777	19.67
Vested	(664)	16.30
Forfeited or expired	(42)	18.16
Nonvested at December 31, 2014	1,413	$18.16
Granted	792	19.48
Vested	(711)	18.95
Forfeited or expired	(88)	18.99
Nonvested at December 31, 2015	1,406	$19.10

At December 31, 2015, there was $16.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.47 years. The total fair value of shares vested during the year ended December 31, 2015, 2014, and 2013, was $13.5 million, $10.8 million, and $9.1 million, respectively.

15.     Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

(In thousands)	As of December 31,
Condensed Balance Sheets	2015	2014
Assets:
Cash and due from banks	$99,638	$142,950
Investment securities	1,553	1,553
Investment in subsidiaries, at equity in underlying value of their net assets	3,087,651	2,936,865
Other assets	16,565	20,479
Total Assets	$3,205,407	$3,101,847
Liabilities and Shareholders’ Equity:
Long-term debt	$248,443	$249,935
Accrued and other liabilities	16,869	17,631
Shareholders’ equity	2,940,095	2,834,281
Total Liabilities and Shareholders’ Equity	$3,205,407	$3,101,847

(In thousands)	Years Ended December 31,
Condensed Statements of Income	2015	2014	2013
Income:
Cash dividends from subsidiaries	$103,500	$82,642	$81,715
Noninterest income	480	437	483
Total income	103,980	83,079	82,198
Interest and other expenses	27,096	30,613	29,684
Income before income tax benefit and equity in undistributed income of subsidiaries	76,884	52,466	52,514
Income tax benefit	(9,451)	(10,324)	(9,341)
Income before equity in undistributed net income of subsidiaries	86,335	62,790	61,855
Equity in undistributed income of subsidiaries	143,149	175,161	121,829
Net income	$229,484	$237,951	$183,684

(In thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
Operating activities:
Net income	$229,484	$237,951	$183,684
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(143,149)	(175,161)	(121,829)
Decrease (increase) in Federal income tax receivable	4,863	35,672	(30,399)
Decrease (increase) in deferred Federal tax asset	1,776	(1,449)	27,032
Increase in interest payable	—	—	4,618
Other	(4,978)	(552)	924
Net cash provided by operating activities	87,996	96,461	64,030
Investing activities:
Loans or advances to subsidiaries	—	—	(50)
Repayment of loans to or investment in subsidiaries	—	110,675	—
Cash paid for acquisition, net of cash received	—	—	(315,069)
Sale of investment securities	—	784	—
Purchases of investment securities	—	(81)	(215)
Net cash provided (used) by investing activities	—	111,378	(315,334)
Financing activities:
Proceeds from issuance of subordinated debt	—	—	249,927
Proceeds from issuance of preferred stock	—	—	96,550
Repayment of long-term debt	—	(74,451)	—
Cash dividends - common stock	(108,887)	(105,333)	(96,222)
Cash dividends - preferred stock	(5,876)	(5,876)	(5,337)
Purchase of treasury shares	(4,395)	(4,261)	(9,521)
Repurchase of common stock warrant	(12,150)	—	—
Net cash (used) provided by financing activities	(131,308)	(189,921)	235,397
(Decrease) increase in cash and cash equivalents	(43,312)	17,918	(15,907)
Cash and cash equivalents at beginning of year	142,950	125,032	140,939
Cash and cash equivalents at end of year	$99,638	$142,950	$125,032

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies). Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. In the first quarter of 2014, Management changed the estimate regarding the funds transfer pricing crediting rate provided on non-maturity deposits, including amounts for 2013. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile.

Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2015, 2014, and 2013:

(In thousands)					FirstMerit
December 31, 2015	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income/(expense)	$406,520	$370,781	$22,403	$(58,409)	$741,295
Provision for loan losses	16,373	28,152	94	481	45,100
Noninterest income	88,384	96,979	57,995	25,640	268,998
Noninterest expense	240,634	345,827	54,681	(2,452)	638,690
Net income/(loss)	154,632	60,957	16,654	(2,759)	229,484
AVERAGES:
Assets	9,464,876	6,022,529	298,435	9,369,952	25,155,792
Loans	9,550,421	5,775,543	289,044	58,192	15,673,200
Earnings assets	9,868,378	5,783,272	289,044	6,498,822	22,439,516
Deposits	7,071,238	11,035,639	1,215,174	536,799	19,858,850
Economic capital	1,309,589	807,150	115,447	670,974	2,903,160

(In thousands)					FirstMerit
December 31, 2014	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income/(expense)	$417,788	$383,151	$20,330	$(45,701)	$775,568
Provision for loan losses	2,898	39,618	1,895	7,868	52,279
Noninterest income	91,483	106,716	55,800	27,525	281,524
Noninterest expense	247,258	359,848	54,204	3,609	664,919
Net income/(loss)	171,560	58,760	13,021	(5,390)	237,951
AVERAGES:
Assets	9,265,088	5,641,517	271,975	9,239,631	24,418,211
Loans	9,262,224	5,305,071	261,321	62,699	14,891,315
Earnings assets	9,549,341	5,328,107	261,321	6,363,978	21,502,747
Deposits	6,679,007	11,484,763	1,089,068	275,597	19,528,435
Economic capital	1,318,357	741,165	100,327	630,290	2,790,139

(In thousands)					FirstMerit
December 31, 2013	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income/(expense)	$408,006	$349,433	$17,192	$(63,846)	$710,785
Provision for loan losses	17,072	16,151	(692)	1,153	33,684
Noninterest income	83,933	114,679	48,289	23,442	270,343
Noninterest expense	209,936	330,875	54,196	89,246	684,253
Net income/(loss)	172,206	76,105	7,784	(72,411)	183,684
AVERAGES:
Assets	8,397,357	4,746,277	259,601	8,086,540	21,489,775
Loans	8,292,805	4,367,701	226,152	62,008	12,948,666
Earnings assets	8,480,005	4,392,937	226,179	5,393,874	18,492,995
Deposits	5,572,287	10,749,725	826,794	152,782	17,301,588
Economic capital	602,561	256,362	72,244	1,477,698	2,408,865

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

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2015 and 2014:

		Fair Value by Hierarchy
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,821	$2,821	$—	$—
U.S. treasury notes & bonds	5,000		5,000
U.S. government agency debentures	2,498	—	2,498	—
U.S. States and political subdivisions	192,795	—	192,795	—
Residential mortgage-backed securities:
U.S. government agencies	906,229	—	906,229	—
Commercial mortgage-backed securities:
U.S. government agencies	172,109	—	172,109	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,128,320	—	2,128,320	—
Nonagency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	216,319	—	216,319	—
Corporate debt securities	52,229	—	—	52,229
Asset-backed securities:
Collateralized loan obligations, nonagency issued	289,411	—	—	289,411
Total available-for-sale securities	3,967,735	2,821	3,623,270	341,644
Residential loans held for sale	5,472	—	5,472	—
Derivative assets:
Interest rate swaps - fair value hedges	8,739	—	8,739	—
Interest rate swaps - nondesignated	48,920	—	48,920	—
Mortgage loan commitments	149	—	149	—
Foreign exchange	299	—	299	—
Total derivative assets	58,107	—	58,107	—
Total fair value of assets (1)	$4,031,314	$2,821	$3,686,849	$341,644
Derivative liabilities:
Interest rate swaps - fair value hedges	3,536	—	3,536	—
Interest rate swaps - nondesignated	48,920	—	48,920	—
Forward sales contracts	5	—	5	—
Foreign exchange	284	—	284	—
Total derivative liabilities	52,745	—	52,745	—
True-up liability	14,750	—	—	14,750
Total fair value of liabilities (1)	$67,495	$—	$52,745	$14,750
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$19,149	$—	$—	$19,149
Impaired loans (3)	71,428	—	—	71,428
Other property (4)	18,576	—	—	18,576
Other real estate covered by loss share (5)	365	—	—	365
Total fair value	$109,518	$—	$—	$109,518

(1) There were no transfers between levels 1, 2, or 3 of the fair value hierarchy during the year ended December 31, 2015.
(2) MSRs with a recorded investment of $18.9 million were reduced by a specific valuation allowance totaling $0.4 million to a reported carrying value of $18.5 million resulting in a recovery of previously recognized a credit of $0.6 million included in loans sales and servicing income in the year ended December 31, 2015.

(3) Collateral dependent impaired loans with a recorded investment of $84.3 million were reduced by specific valuation allowance allocations totaling $12.9 million to a reported net carrying value of $71.4 million.
(4) Amounts do not include assets held at cost at December 31, 2015. During the year ended December 31, 2015, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $4.5 million included in noninterest expense.
(5) Amounts do not include assets held at cost at December 31, 2015. During the year ended December 31, 2015, the re-measurement of covered foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.6 million included in noninterest expense.

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
(2) MSRs with a recorded investment of $22.0 million were reduced by a specific valuation allowance totaling $1.0 million to a reported carrying value of $21.1 million resulting in the recovery of previously recognized expense of $0.7 million included in loan sales and servicing income in the year ended December 31, 2014.

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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During years ended December 31, 2015 and 2014, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of December 31, 2015, approximately 9% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

The Corporation utilizes a third-party vendor to perform the modeling to estimate the fair value of its MSRs. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience. See Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) for further information on MSRs valuation assumptions.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk in the year ended December 31, 2015.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss sharing agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss sharing agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.77% and 3.36% as of December 31, 2015 and 2014, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.6 million and $0.7 million, respectively, as of December 31, 2015.

In accordance with the loss sharing agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $9.3 million and $8.5 million as of December 31, 2015, and December 31, 2014, respectively.

In accordance with the loss sharing agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.5 million and $4.8 million as of December 31, 2015, and December 31, 2014, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended
	December 31, 2015		December 31, 2014
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$339,187	$13,294	$347,611	$11,463
Fair value of assets acquired	—	—	—	—
(Gains) losses included in earnings (1)	—	1,456	—	1,831
Unrealized gains (losses) (2)	2,653	—	(6,030)	—
Purchases	79,446	—	—	—
Sales	(71,832)	—	—	—
Settlements	(7,810)	—	(2,394)	—
Balance at ending of period	$341,644	$14,750	$339,187	$13,294

(1) Reported in noninterest expense
(2) Reported in other comprehensive income (loss)

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of December 31, 2015 and 2014. The aggregate fair value, contractual balance, and gain or loss on loans held for sale was as follows:

(In thousands)	December 31, 2015	December 31, 2014
Aggregate fair value carrying amount	$5,472	$13,428
Aggregate unpaid principal / contractual balance	5,320	12,912
Carrying amount over aggregate unpaid principal (1)	$152	$516

(1) These changes are included in loan sales and servicing income in the Consolidated Statement of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of December 31, 2015, and 2014, are shown in the tables below.

	December 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$463,817	$463,817	$463,817	$—	$—
Available-for-sale securities	3,967,735	3,967,735	2,821	3,623,270	341,644
Held-to-maturity securities	2,674,093	2,659,119	—	2,659,119	—
Other securities	148,172	148,172	—	148,172	—
Loans held for sale	5,472	5,472	—	5,472	—
Net originated loans	14,013,370	13,795,058	—	—	13,795,058
Net acquired loans	1,739,194	1,796,314	—	—	1,796,314
Net FDIC acquired loans and loss share receivable	170,690	170,690	—	—	170,690
Accrued interest receivable	67,887	67,887	—	67,887	—
Derivatives	58,107	58,107	—	58,107	—
Financial liabilities:
Deposits	$20,108,003	$20,116,298	$—	$20,116,298	$—
Federal funds purchased and securities sold under agreements to repurchase	1,037,075	1,037,075	—	1,037,075	—
Wholesale borrowings	580,648	582,120	—	582,120	—
Long-term debt	505,173	503,675	—	503,675	—
Accrued interest payable	10,758	10,758	—	10,758	—
Derivatives	52,745	52,745	—	52,745	—

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$697,424	$697,424	$697,424	$—	$—
Available-for-sale securities	3,545,288	3,545,288	2,974	3,203,127	339,187
Held to maturity securities	2,903,609	2,875,920	—	2,875,920	—
Other securities	148,654	148,654	—	148,654	—
Loans held for sale	13,428	13,428	—	13,428	—
Net originated loans	12,398,116	12,235,530	—	—	12,235,530
Net acquired loans	2,471,723	2,564,842	—	—	2,564,842
Net FDIC acquired loans and loss share	312,659	312,659	—	—	312,659
Accrued interest receivable	63,657	63,657	—	63,657	—
Derivatives	55,197	55,197	—	55,197	—
Financial liabilities:
Deposits	$19,504,665	$19,510,192	$—	$19,510,192	$—
Federal funds purchased and securities sold under agreements to repurchase	1,272,591	1,272,591	—	1,272,591	—
Wholesale borrowings	428,071	430,676	—	430,676	—
Long-term debt	505,192	516,476	—	516,476	—
Accrued interest payable	9,820	9,820	—	9,820	—
Derivatives	55,439	55,439	—	55,439	—

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

At December 31, 2015 and 2014, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Commercial Loan Swaps (FRAPS)	$—	$—	$—	$—	$55,689	$3,536	$93,313	$6,683
Sub Debt Swap	250,000	8,739	250,000	5,256	—	—	—	—
Fair value hedges	$250,000	$8,739	$250,000	$5,256	$55,689	$3,536	$93,313	$6,683

(1) Included in Other Assets on the Consolidated Balance Sheet
(2) Included in Other Liabilities on the Consolidated Balance Sheet

Commercial Loan Swaps. Prior to 2008, the Corporation entered into interest rate swaps with dealer counterparties to convert certain fixed rate loans to variable rate instruments over the terms of the loans (termed by the Corporation as the FRAP Program). These interest rate swaps are designated as fair value hedges and meet the criteria to qualify for the short cut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. The Corporation discontinued originating interest rate swaps under the FRAP Program in February 2008.

Sub Debt Swap. During the fourth quarter of 2014, the Bank entered into a $250.0 million interest rate swap simultaneously with its long-term debt issuance for interest rate risk management purposes. This interest rate swap effectively modifies the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the swap, without an exchange of the underlying principal amount. This interest rate swap was designated as a fair value hedge, and through application of the short cut method of accounting, there is an assumption that the hedge is effective in offsetting changes in the fair value of the long-term debt due to changes in the U.S. LIBOR swap rate (the designated benchmark interest rate).

Derivatives Not Designated in Hedge Relationships

As of December 31, 2015 and 2014, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,824,576	$48,920	$1,673,012	$48,366	$1,824,576	$48,920	$1,673,012	$48,366
Mortgage loan commitments	20,635	149	102,523	1,408	—	—	—	—
Forward sales contracts	—	—	—	—	9,659	5	47,657	272
Credit contracts	—	—	10,001	—	73,715	—	69,227	—
Foreign exchange	13,671	299	22,406	167	11,706	284	6,580	118
Equity swap	—	—	—	—	36,631	—	25,198	—
Total	$1,858,882	$49,368	$1,807,942	$49,941	$1,956,287	$49,209	$1,821,674	$48,756

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations in interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between two to eight years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one to ten years. The Corporation’s maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.7 million as of December 31, 2015. The fair values of the written swap participations were not material at December 31, 2015 or 2014.

Gains and losses recognized in income on nondesignated hedging instruments for the years ended December 31, 2015, 2014 and 2013, are as follows:

(In thousands)
Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2015	2014	2013
Mortgage loan commitments	Other operating income	$(1,260)	$517	$(3,509)
Forward sales contracts	Other operating income	267	(656)	446
Foreign exchange contracts	Other operating income	(2,154)	(210)	(233)
Other	Other operating expense	—	(515)	—
Total		$(3,147)	$(864)	$(3,296)

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk” or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Board of Directors. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements with collateral delivery thresholds on all bilateral derivatives. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Board of Directors. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS.

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

The fair value of investment securities posted as collateral against derivative liabilities was $47.2 million and $53.5 million as of December 31, 2015 and 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation’s derivative master netting arrangements, by type of financial instrument, on the Corporation’s statement of financial position as of December 31, 2015 and 2014. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

	As of December 31, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$8,739	$—	$8,739	$—	$—	$8,739
Interest rate swaps - nondesignated	155	—	155	(155)	—	—
Foreign exchange	—	—	—	—	—	—
Total derivative assets	$8,894	$—	$8,894	$(155)	$—	$8,739

Derivative Liabilities
Interest rate swaps - designated	$3,536	$—	$3,536	$—	$(3,536)	$—
Interest rate swaps - nondesignated	48,765	—	48,765	(155)	(48,610)	—
Foreign exchange	—	—	—	—	—	—
Total derivative liabilities	$52,301	$—	$52,301	$(155)	$(52,146)	$—

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$5,256	$—	$5,256	$—	$—	$5,256
Interest rate swaps - nondesignated	352	—	352	(352)	—	—
Foreign exchange	134	—	134	(28)	(106)	—
Total derivative assets	$5,742	$—	$5,742	$(380)	$(106)	$5,256

Derivative Liabilities
Interest rate swaps - designated	$6,683	$—	$6,683	$—	$(6,683)	$—
Interest rate swaps - nondesignated	48,014	—	48,014	(352)	(47,662)	—
Foreign exchange	28	—	28	(28)	—	—
Total derivative liabilities	$54,725	$—	$54,725	$(380)	$(54,345)	$—

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

19.     Commitments and Guarantees

Obligations Under Noncancelable Leases

The Corporation is obligated under various noncancelable operating leases on branch offices. Minimum future rental payments under noncancelable operating leases at December 31, 2015 are as follows:

(In thousands)
Years Ended December 31,	Lease Commitments
2016	$11,942
2017	11,288
2018	9,842
2019	7,870
2020	6,605
2021-2034	18,521
Total minimum future rental payments	$66,068

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 17 (Fair Value Measurement). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The reserve for unfunded lending commitments at December 31, 2015, was $4.1 million, compared with $5.8 million at December 31, 2014. Additional information pertaining to this allowance is included in Note 4 (Allowance for Loan Losses) and under the heading “Allowance for Loan Losses and Reserve For Unfunded Lending Commitments” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2015 and 2014. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	At December 31,
(In thousands)	2015	2014
Loan Commitments
Commercial	$3,992,089	$3,748,690
Consumer	2,393,058	2,387,623
Total loan commitments	$6,385,147	$6,136,313

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The Corporation's maximum credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

	At December 31,
(In thousands)	2015	2014
Financial guarantees
Standby letters of credit	$254,703	$242,390
Loans sold with recourse	12,902	45,071
Total financial guarantees	$267,605	$287,461

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The Corporation has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $131.7 million at December 31, 2015, the remaining guarantees extend in varying amounts through 2022.

Asset Sales

The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells service released residential mortgage loans to other investors which contain early payment default recourse provisions. As of December 31, 2015 and 2014, the Corporation had sold $10.1 million and $38.1 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $2.7 million and $7.3 million as of December 31, 2015 and 2014, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

Due to prior acquisitions, as of December 31, 2014 the Corporation had serviced approximately $3.7 million of manufactured housing loans that were sold with recourse. The reserve associated with these manufactured loans was $1.1 million as of December 31, 2014. As of December 31, 2015 the Corporation did not service any manufactured housing loans sold with recourse, and, as a result, did not recognize a reserve for estimated losses.

The total reserve associated with loans sold with recourse was approximately $2.7 million and $8.4 million as of December 31, 2015 and 2014, respectively, and is included in accrued taxes, expenses and other liabilities on the consolidated balance sheet. The Corporation’s reserve reflects management’s best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the amount of the repurchase reserve for the years ended December 31, 2015, and 2014, are as follows:

	Year Ended December 31, 2015
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$7,250	$1,124	$8,374
Net increase/(decrease) to reserve	(3,638)	(1,130)	(4,768)
Net realized gains/(losses)	(887)	6	(881)
Balance at end of period	$2,725	$—	$2,725

	Year Ended December 31, 2014
(In thousands)	Reserve on residential mortgage loans	Reserve on manufactured housing loans	Total repurchased reserve
Balance at beginning of period	$8,737	$1,114	$9,851
Net increase/(decrease) to reserve	(4,564)	10	(4,554)
Net realized gains/(losses)	3,077	—	3,077
Balance at end of period	$7,250	$1,124	$8,374

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

CRBC 401(k) Litigation

Participants in the Citizens Republic Bancorp 401(k) Plan filed a lawsuit in the United States Court for the Eastern District of Michigan in 2011, alleging that Citizens and certain of its officers and directors violated the Employee Retirement Income Security Act by offering Citizens common stock as an investment alternative in the Plan during periods when it was imprudent to do so and by failing to adequately monitor fiduciaries responsible for administering the Plan. The lawsuit, captioned Kidd v. Citizens Republic Bancorp, Inc. et al., Case No. 2:11-cv-11709, asserts claims for monetary and injunctive relief on behalf of a purported class of participants and beneficiaries in the Plan who held Citizens stock in their Plan accounts during the period from April 17, 2008 to "the present." The plaintiffs filed a third amended complaint in November 2015, and the defendants have filed a motion that the complaint be dismissed.

Merger litigation

On February 11, 2016 and February 17, 2016, two putative derivative and class action lawsuits were filed by separate shareholders of FirstMerit Corporation in the Summit County Common Pleas Court, Ohio, entitled W. Patrick Murray vs. Huntington Bancshares Incorporated, Case No. CV-2016-02-0917 and The Robinson Family Trust vs. Paul Greig, Case No. CV-2016-02-0981 (the “Lawsuits”), relating to the proposed merger between Huntington Bancshares, Inc. and FirstMerit.  The Murray complaint alleges that the individual board of directors of FirstMerit breached their fiduciary duties by approving a proposed merger that allegedly undervalues FirstMerit and purportedly provides the directors with benefits not afforded FirstMerit shareholders.  It is also alleged that the Board, FirstMerit and Huntington aided and abetted those alleged breaches of fiduciary duty.  The Robinson complaint makes similar allegations, and also alleges that the board approved deal protection devices to allegedly ensure that the acquisition would be consummated.  The Complaints seek  declaratory and injunctive relief to prevent the consummation of the merger, monetary damages, an award of fees and costs and other equitable relief.

20.     Shareholders' Equity

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

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Basic EPS:
Net income	$229,484	$237,951	$183,684
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, preferred stock	5,876	5,876	5,337
Income allocated to participating securities	1,836	1,930	1,545
Net income attributable to common shareholders	$221,772	$230,145	$176,802
Weighted average Common Stock outstanding used in basic EPS	165,669	165,296	149,607
Basic net income per common share	$1.34	$1.39	$1.18

Diluted EPS:
Income used in diluted earnings per share calculation	$221,772	$230,145	$176,802
Weighted average Common Stock outstanding used in basic EPS	165,669	165,296	149,607
Add: Common Stock equivalents:
Employee stock award plans	458	758	814
Weighted average Common and Common Stock equivalent shares outstanding	166,127	166,054	150,421
Diluted net income per common share	$1.33	$1.39	$1.18

Common Stock equivalents consist of employee stock award plans. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. There were $0.8 million antidilutive Common Stock equivalents for the year ended December 31, 2015, and $0.8 million and $1.4 million antidilutive Common Stock equivalents for the years ended December 31, 2014 and 2013, respectively.

21.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by components of comprehensive income for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
(In thousands)	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(8,531)	$(2,985)	$(5,546)
Changes in unrealized securities’ holding gains/(losses)	(19,842)	(11,253)	(8,589)
Changes in unrealized securities’ holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(3,456)	(1,254)	(2,202)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(957)	(348)	(609)
Balance at the end of the period	(32,786)	(15,840)	(16,946)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(102,068)	(35,722)	(66,346)
Current year actual gains/(losses)	116	42	74
Amortization of actuarial losses/(gains)	4,552	1,652	2,900
Amortization of prior service cost reclassified to other noninterest expense	1,640	596	1,044
Balance at the end of the period	(95,760)	(33,432)	(62,328)
Total Accumulated Other Comprehensive Income	$(128,546)	$(49,272)	$(79,274)

	Year Ended December 31, 2014
(In thousands)	Pre-tax	Tax	After-tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(45,072)	$(15,776)	$(29,296)
Changes in unrealized securities’ holding gains/(losses)	38,864	13,602	25,262
Changes in unrealized securities’ holding gains/(losses) that result from securities being transferred into available-for-sale from held-to-maturity	(2,157)	(753)	(1,404)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(166)	(58)	(108)
Balance at the end of the period	(8,531)	(2,985)	(5,546)
Pension plans and other postretirement benefits:
Balance at the beginning and end of the period	(57,813)	(20,233)	(37,580)
Current year actual gains/(losses)	(49,552)	(17,344)	(32,208)
Amortization of actuarial losses/(gains)	3,166	1,108	2,058
Amortization of prior service cost reclassified to other noninterest expense	2,131	747	1,384
Balance at the end of the period	(102,068)	(35,722)	(66,346)
Total Accumulated Other Comprehensive Income	$(110,599)	$(38,707)	$(71,892)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the years ended December 31, 2015 and 2014:

(In thousands)	Year Ended December 31, 2015	Statement of Income line item presentation
Realized (gains) losses on sale of securities	$(957)	Investment securities losses (gains), net
Tax expense (benefit) (36.3%)	(348)	Income tax expense (benefit)
Reclassified amount, net of tax	$(609)

(In thousands)	Year Ended December 31, 2014	Statement of Income line item presentation
Realized (gains) losses on sale of securities	$(166)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(58)	Income tax expense (benefit)
Reclassified amount, net of tax	$(108)

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total risk-based capital, CET1 and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. At December 31, 2015 and 2014, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

(Dollars in thousands)	Consolidated
	Actual		Adequately Capitalized:		Well Capitalized:
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1) (2)
(to Risk Weighted Assets)	$2,733,143	13.74%	$1,591,341	8.00%	$1,989,176	10.00%
CET1 capital (1) (2)
(to Risk Weighted Assets)	2,119,025	10.65%	895,129	4.50%	1,292,964	6.50%
Tier 1 Capital (1) (2)
(to Risk Weighted Assets)	2,119,025	10.65%	1,193,506	6.00%	1,591,341	8.00%
Tier 1 leverage (1) (2)
(to Average Assets)	2,119,025	8.63%	981,690	4.00%	1,227,113	5.00%
	Actual		Adequately Capitalized:		Well Capitalized:
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1) (2)
(to Risk Weighted Assets)	$2,653,893	15.26%	$1,391,282	8.00%	$1,739,102	10.00%
Tier 1 Capital (1) (2)
(to Risk Weighted Assets)	2,004,461	11.53%	695,641	4.00%	1,043,461	6.00%
Tier 1 leverage (1) (2)
(to Average Assets)	2,004,461	8.43%	951,430	4.00%	1,189,287	5.00%

(1) See Figure 4 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 capital and the CET1 risk-based capital ratio. December 31, 2015 figures are presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 amounts and ratios are reported on a Basel I basis.

At December 31, 2015 and 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. In Management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well-capitalized.”

	Bank Only
(Dollars in thousands)	Actual		Adequately Capitalized:		Well Capitalized:
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1) (2)
(to Risk Weighted Assets)	$2,668,419	13.42%	$1,590,382	8.00%	$1,987,978	10.00%
CET1 capital (1) (2)
(to Risk Weighted Assets)	2,262,669	11.38%	894,590	4.50%	1,292,185	6.50%
Tier 1 Capital (1) (2)
(to Risk Weighted Assets)	2,262,669	11.38%	1,192,787	6.00%	1,590,382	8.00%
Tier 1 leverage (1) (2)
(to Average Assets)	2,262,669	9.23%	980,975	4.00%	1,226,219	5.00%
	Actual		Adequately Capitalized:		Well Capitalized:
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (1) (2)
(to Risk Weighted Assets)	$2,521,412	14.49%	$1,391,988	8.00%	$1,739,986	10.00%
Tier 1 Capital (1) (2)
(to Risk Weighted Assets)	2,127,065	12.22%	695,994	4.00%	1,043,991	6.00%
Tier 1 leverage (1) (2)
(to Average Assets)	2,127,065	8.94%	951,455	4.00%	1,189,319	5.00%

(1) See Figure 4 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 capital and the CET1 risk-based capital ratio. December 31, 2015 figures are presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2014 amounts and ratios are reported on a Basel I basis.

FirstMerit Mortgage Corporation, a subsidiary of the Corporation, is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (“HUD”). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on FirstMerit Mortgage Corporation's operations.

The minimum net worth requirement of HUD at December 31, 2015, and 2014, was $1.0 million. FirstMerit Mortgage Corporations’ net worth significantly exceeded the HUD requirements at December 31, 2015, and 2014.

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

On January 26, 2016, the Corporation and Huntington Bancshares Incorporated (“Huntington”)announced the signing of a definitive merger agreement under which the Corporation will merge into a subsidiary of Huntington in a stock and cash transaction. Based on the closing price of Huntington's common shares on January 25, 2016 of $8.80, the total transaction value is approximately $3.40 billion, including outstanding options and other equity-linked securities.

Under the terms of the definitive agreement, the Corporation will merge with a subsidiary of Huntington Bancshares, and FirstMerit Bank will merge with and into The Huntington National Bank. In conjunction with the closing of the transaction, four independent members of the Corporation’s Board of Directors will join the Huntington Board, which will be expanded accordingly.

Shareholders of the Corporation will receive 1.72 shares of Huntington common stock, and $5.00 in cash, for each share of the Corporation common stock. The per share consideration is valued at $20.14 per share based on the closing price of Huntington Common Stock on January 25, 2016. The transaction is expected to be completed in the third quarter of 2016, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Huntington and the Corporation.

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

FirstMerit Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this Form 10-K. The consolidated financial statements and notes included in this Form 10-K have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on Management’s best estimates and judgments. The Management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on that assessment, Management concluded that FirstMerit Corporation maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm, that audited our consolidated financial statements as of and for the year December 31, 2015, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2015. The report of Ernst & Young LLP is included under Item 8 of this Form 10-K.

/s/ PAUL G. GREIG	/s/ TERRENCE E. BICHSEL

Chairman, President and Chief	Senior Executive Vice President and

Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation
We have audited FirstMerit Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). FirstMerit Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FirstMerit Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
February 22, 2016

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of FirstMerit Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
February 22, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2015, were effective.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in Management’s Report of Internal Control Over Financial Reporting on page 212 of this Form 10-K, Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, Management believes that, as of December 31, 2015, FirstMerit Corporation maintained effective internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the 2016 Annual Meeting of Shareholders (the “2016 Annual Meeting”) is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s definitive proxy statement relating to the 2016 Annual Meeting to be filed with the SEC (“FirstMerit’s 2016 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

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

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement. These procedures have not materially changed from those described in FirstMerit’s definitive proxy materials for the 2015 Annual Meeting of Shareholders held on April 15, 2015.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in FirstMerit’s 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

Equity Compensation Plan Information
(Dollars in thousands, except per share data) Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities available for grant for Options, Warrants and Rights (c)
Equity Compensation Plans Approved by Security Holders
2006	195,300	$23.42	—
2006D	60,900	21.65	—
2011	—	—	3,376,636
Republic Bancorp 1998 Stock Option Plan	6	241.00	94
Citizens Republic Bancorp Stock Compensation Plan	—	—	1,921,326
Total	256,206		5,298,056

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the applicable disclosure to be included in FirstMerit’s 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the applicable disclosure to be included in the Corporation’s 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following financial statements and the auditor’s reports thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of December 31, 2015 and 2014;

Consolidated Statements of Income for Years ended December 31, 2015, 2014 and 2013;

Consolidated Statements of Comprehensive Income for Years ended December 31, 2015, 2014 and 2013;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2015, 2014 and 2013;

Consolidated Statements of Cash Flows for Years ended December 31, 2015, 2014 and 2013;

Notes to Consolidated Financial Statements for Years ended December 31, 2015, 2014 and 2013;

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

2.2
Agreement and Plan of Merger, dated January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation and West Subsidiary Corporation (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on January 28, 2016 (File No. 001-11267)).

3.1
Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended January 28, 2013 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by FirstMerit Corporation on May 3, 2013 (File No. 001-11267)).

3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015 (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed by FirstMerit Corporation on May 1, 2015 (File No. 001-11267)).

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

4.4	Issuing and Paying Agent Agreement, dated November 25, 2014, between the Bank and U.S. Bank National Association.
10.1	Credit Agreement between FirstMerit and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 7, 2006).
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

10.11*
Republic Bancorp Inc. 1998 Stock Option Plan  (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519).

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

10.19*
Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2012)  (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519).

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
101.1
The following financial information from FirstMerit Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 22nd of February 2016.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig	/s/ Terrence E. Bichsel
Paul G. Greig Chairman, President, Chief Executive Officer and Director (principal executive officer)	Terrence E. Bichsel Senior Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Nancy H. Worman
Nancy H. Worman Executive Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Lizabeth Ardisana*	/s/ Robert S. Cubbin*
Lizabeth Ardisana Director	Robert S. Cubbin Director

/s/ Steven H. Baer*	/s/ Gina D. France*
Steven H. Baer Director	Gina D. France Director

/s/ Karen S. Belden*	/s/ Terry L. Haines*
Karen S. Belden Director	Terry L. Haines Director

/s/ J. Michael Hochschwender*
R. Cary Blair Director	J. Michael Hochschwender Director

/s/ John C. Blickle*	/s/ Philip A. Lloyd, II*
John C. Blickle Director	Philip A. Lloyd, II Director

/s/ Robert W. Briggs*	/s/ Russ M. Strobel*
Robert W. Briggs Director	Russ M. Strobel Director

/s/ Richard Colella*
Richard Colella Director

*The undersigned, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Form 10-K.

/s/ Carlton E. Langer
Dated:	February 22, 2016	Carlton E. Langer, Executive Vice President, Chief Legal Officer and Corporate Secretary