Form 10-K/A
period 2015-12-31
FIRSTMERIT CORP /OH/
filed 2016-04-25
CIK 354869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-11267

(Exact name of registrant as specified in its charter)

Ohio	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

III Cascade Plaza, 7th Floor, Akron Ohio	44308
(Address of principal executive offices)	(Zip Code)

(330) 996-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2016. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2016 annual meeting of shareholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Lizabeth Ardisana, Age 64

Ms. Ardisana has served as a director of FirstMerit since 2013 and is a member of the Compensation Committee. Ms. Ardisana is a principal owner of ASG Renaissance, a technical and communications services firm. She holds a bachelor’s degree in Mathematics and Computer Science from the University of Texas, a master’s degree in Mechanical Engineering from the University of Michigan and a master’s degree in Business Administration from the University of Detroit. Ms. Ardisana was a member of the board of directors of Citizens Republic Bancorp, Inc. from 2004 until 2013. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Ms. Ardisana has developed through her extensive experience in business allow her to provide continued regional business expertise to the Board of Directors.

Steven H. Baer, Age 66

Mr. Baer has served as a director of FirstMerit since 2007 and is a member of the Risk Management Committee. Mr. Baer currently is a partner at High Ridge Partners, Inc., Chicago, Illinois, a private turnaround, restructuring and financial consulting firm. From October 2003 until October 2013, Mr. Baer was a member of Rally Capital, LLC, Chicago, Illinois, a private investment banking and financial consulting firm. Mr. Baer holds a BSBA and an MSBA in Economics from the University of Denver. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Baer has developed through his educational background in economics and his professional experiences in commercial banking, real estate and investment banking allow him to provide continued financial and regional business expertise to the Board of Directors.

Karen S. Belden, Age 73

Ms. Belden has served as a director of FirstMerit since 1996 and is a member of the Company’s Risk Management Committees. Ms. Belden is retired. Ms. Belden was a realtor with DeHoff Realtors, Canton, Ohio until January 2014, and remains active with the Stark County, Ohio Board of Realtors. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Ms. Belden has developed through her extensive experience in the real estate field, as well as her knowledge of the northeast Ohio business community and markets, and her experience as a director of FirstMerit, allow her to provide continued local business and real estate expertise to the Board of Directors.

R. Cary Blair, Age 76

Mr. Blair has served as a director of FirstMerit since 1996 and is a member of the Company’s Compensation and Executive Committees. Formerly, Mr. Blair served as Chairman and CEO of the Westfield Group, Westfield Center, Ohio, a group of financial services and insurance companies, and as a director for The Davey Tree Expert Company, a public company provider of horticultural services based in Kent, Ohio. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Blair has developed through his leadership experience in the financial services and insurance fields and his experiences as a director of FirstMerit and The Davey Tree Expert Company, allow him to provide continued financial and regional business expertise to the Board of Directors.

John C. Blickle, Age 65

Mr. Blickle has served as a director of FirstMerit since 1990 and is a member of the Company’s Audit, Compensation, Corporate Governance and Nominating, Risk and Executive Committees. Mr. Blickle is the President of Rubber City Arches, LLC, Akron, Ohio, which is the owner and operator of 20 McDonald’s franchises located throughout northeast Ohio. Previously, Mr. Blickle served in the accounting field and has extensive public accounting experience qualifying him as a financial expert for purposes of serving on and chairing the Audit Committee of the Board of Directors. The Corporate

Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Blickle has developed through his educational background in business and accounting, his business and leadership experiences in the northeast Ohio market, as well as his knowledge and experience as a director of FirstMerit, allow him to provide continued accounting, local business and corporate governance expertise to the Board of Directors.

Robert W. Briggs, Age 74

Mr. Briggs has served as a director of FirstMerit since 1996 and is a member of the Company’s Executive and Risk Management Committees. In April 2014, Mr. Briggs became the President and CEO of the Northeast Ohio Council on Higher Education. Mr. Briggs was the President of the GAR Foundation until his retirement on December 31, 2011, is Chair of the John S. and James L. Knight Foundation, and is a Partner and Chairman Emeritus of the law firm of Buckingham, Doolittle & Burroughs, LLP, Akron, Ohio. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Briggs has developed through his education and experiences in the legal field generally and in the northeast Ohio business market, his leadership roles in philanthropic foundations, as well as his knowledge and experience as a director of FirstMerit, allow him to provide continued legal and local business expertise to the Board of Directors.

Richard Colella, Age 80

Mr. Colella has served as a director of FirstMerit since 1998 and is a member of the Company’s Risk Management Committee. Mr. Colella was Managing Partner of the law firm of Colella & Weir, P.L.L., Lorain, Ohio until June 2015. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Colella has developed through his education and experiences in the legal field generally and in the northeast Ohio business market, as well as his knowledge and experience as a director of FirstMerit, allow him to provide continued legal and local business expertise to the Board of Directors.

Robert S. Cubbin, Age 58

Mr. Cubbin has served as a director of FirstMerit since 2013 and is a member of the Audit Committee. Mr. Cubbin is the President and CEO of Meadowbrook Insurance Group, Inc., a risk management organization. He holds a bachelor’s degree from Wayne State University and a law degree from the Detroit College of Law. Mr. Cubbin has served as a member of the board of directors of Meadowbrook Insurance Group, Inc. since 1995 and as a member of the board of directors of Kelly Services, Inc. since August 2014. Previously, he was a member of the board of directors of Citizens Republic Bancorp, Inc. from 2008 until 2013. Mr. Cubbin served in the insurance field and has extensive public company experience qualifying him as a financial expert for purposes of serving on the Audit Committee of the Board of Directors. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Cubbin has developed through his public company background and business experience allow him to provide continued business expertise to the Board of Directors.

Gina D. France, Age 57

Ms. France has served as a director of FirstMerit since 2004 and is a member of the Company’s Audit and Corporate Governance and Nominating Committees. Ms. France is the President of France Strategic Partners LLC, Medina, Ohio, a private strategic and transaction advisory firm. Ms. France also serves as a director of Cedar Fair LP, Sandusky, Ohio, a regional amusement-resort operator and as a director of CBIZ, Inc., a professional business services provider. Previously, Ms. France served as an investment banker with Lehman Brothers and a managing director of Ernst & Young LLP, providing her with education and business experiences qualifying her as a financial expert for purposes of serving on the Audit Committee of the Board of Directors. Ms. France holds a Master of Management (Finance) degree from the J.L. Kellogg Graduate School of Management at Northwestern University. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Ms. France has developed through her education and leadership experiences in the investment banking, accounting and financial services industries, allow her to provide continued financial and regional business expertise to the Board of Directors.

Paul G. Greig, Age 60

Mr. Greig has served as Chairman, President and CEO of FirstMerit since 2006 and is a member of the Company’s Executive Committee. Mr. Greig is also the Chairman, President and CEO of FirstMerit Bank. Prior to joining FirstMerit, Mr. Greig served as President and CEO of Charter One Bank, Illinois from 2005-2006 and President and CEO of Bank One, Wisconsin from 1999-2005. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Greig has developed through his education and experiences in the banking and financial services industries, as well as his significant leadership positions with FirstMerit, allow him to provide continued business and leadership insight to the Board of Directors.

Terry L. Haines, Age 69

Mr. Haines has served as a director of FirstMerit since 1991 and is a member of the Company’s Compensation and Corporate Governance and Nominating Committees. Mr. Haines is currently retired and formerly served as a director of Ameron International Corporation, a public company producer of fiberglass-composite piping, concrete and steel pipe systems and specialized construction products and as Chairman, President and CEO of A. Schulman, Inc., Akron, Ohio, a public company manufacturer and wholesaler of plastic materials. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Haines has developed through his public company leadership experiences, his knowledge of the northeast Ohio business market, as well as his knowledge and experience as a director of FirstMerit, allow him to provide continued regional business and public company leadership expertise to the Board of Directors.

J. Michael Hochschwender, Age 55

Mr. Hochschwender has served as a director of FirstMerit since 2005 and is a member of the Company’s Audit and Compensation Committees. Mr. Hochschwender is the President and CEO of The Smithers Group, Akron, Ohio, a private group of companies that provides technology-based services to global clientele in a broad range of industries, and holds an M.B.A. from the Wharton School of Business, University of Pennsylvania. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Hochschwender has developed through his education and business leadership experiences in the northeast Ohio business market allow him to provide continued regional business and leadership expertise to the Board of Directors.

Philip A. Lloyd II, age 69

Mr. Lloyd has served as a director of FirstMerit since 1988 and is a member of the Company’s Risk Management and Executive Committees. Mr. Lloyd is CEO of McDowell Family LLC and McDowell Properties, LLC, family owned entities involved in investments and investment real estate. Prior to his retirement from the firm in April 2011, Mr. Lloyd had been Of Counsel with the Vorys law firm, Akron, Ohio. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Lloyd has developed through his education and extensive experiences in the legal field and the northeast Ohio business market, his knowledge and experience as a director of FirstMerit, as well as his significant ownership interest in FirstMerit, allows him to provide continued legal and local business expertise to the Board of Directors.

Russ M. Strobel, age 63

Mr. Strobel has served as a director of FirstMerit since 2012 and is a member of the Risk Management Committee. Mr. Strobel is the retired chairman, CEO and president of Nicor Inc. and Nicor Gas Company, Naperville, Ill. Prior to joining Nicor in 2000, Mr. Strobel served as a partner in the law firms of Altheimer & Gray, Jenner & Black and Friedman & Koven. Mr. Strobel holds a bachelor’s degree from Northwestern University and a law degree with high honors from the University of Illinois. The Corporate Governance and Nominating Committee believes that the attributes, skills and qualifications Mr. Strobel has developed through experiences in the legal field and his business experience, allows him to provide continued legal and local business expertise to the Board of Directors.

Executive Officers

The following persons were the executive officers of the Corporation as of March 31, 2016. Unless otherwise stated, each listed position was held on January 1, 2011.

Name	Age	Date Appointed To FirstMerit	Position and Business Experience
Paul G. Greig	60	05/18/2006	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007.
Sandra E. Pierce	57	02/01/2013	Vice Chairman of FirstMerit and Chairman of FirstMerit, Michigan; previously President and Chief Executive Officer of Charter One Bank Michigan from 2004 through June 30, 2012.
Terrence E. Bichsel	67	09/16/1999	Senior Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
N. James Brocklehurst	50	07/07/2010	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Mark DuHamel	58	02/16/2005	Executive Vice President, Deputy Chief Financial Officer, since May 26, 2015 and Corporate Development Officer; previously Treasurer since February 16, 2005.
David G. Goodall	50	05/16/2013	Vice Chairman and Chief Commercial Banking Officer of FirstMerit Corporation since June 1, 2015; previously Senior Executive Vice President, Commercial Banking since November 11, 2009.
Carlton E. Langer	61	02/21/2013	Executive Vice President, Chief Legal Officer and Corporate Secretary of FirstMerit since February 21, 2013; previously, Senior Vice President, Assistant Counsel and Assistant Secretary FirstMerit since February 16, 2010.
Christopher J. Maurer	67	05/22/1999	Executive Vice President, Chief Human Resources Officer.
Mark D. Quinlan	55	01/02/2013	Executive Vice President and Chief Information Officer of FirstMerit since January 2, 2013; previously Executive Vice President, Chief Information and Operations Officer of Associated Banc-Corp from November 2005 to April 2012.
William P. Richgels	65	05/01/2007	Senior Executive Vice President, Chief Credit Officer since May 1, 2007.
Michael G. Robinson	52	08/01/2012	Executive Vice President, Wealth Management since August 1, 2012; previously Managing Director in Asset Management of JPMorgan Private Bank, from 1985 through July 2012.
Julie C. Tutkovics	45	05/21/2015	Executive Vice President, Chief Marketing Officer since May 2013; previously, Senior Vice President, Chief Marketing Officer since November 15, 2010.
Brian C. Williams	57	11/01/2014	Executive Vice President, Chief Risk Officer since November 1, 2014; previously Executive Vice President, Director Audit Services of FirstMerit since June 8, 2008.
Nancy H. Worman	68	12/20/2014	Executive Vice President and Chief Accounting Officer since December 20, 2014; previously Senior Vice President and Corporate Controller of FirstMerit since November 1, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires FirstMerit’s directors, officers and persons who own beneficially more than ten percent of its common shares (“Section 16 Filers”) to file reports of ownership and transactions in the common shares with the Commission and to furnish FirstMerit with copies of all such forms filed. FirstMerit understands from the information provided to the Company by its Section 16 Filers that all transactions have been timely reported, except that: (1) due to administrative error, one Section 16(a) filing reporting Mark Quinlan’s vesting of a restricted stock award was late; and (2) due to administrative error, two transactions regarding the vesting of performance-based RSUs above target and applicable share withholding for withholding taxes were reported late in one Section 16(a) amended filing for each of Messrs. Bichsel, Brocklehurst, DuHamel, Goodall, Greig, Langer, Maurer, Richgels and Robinson and Ms. Steiner (Mr. Goodall’s filing only reflected the vesting transaction).

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

Procedures for Recommending Directors Nominees

The Corporate Governance and Nominating Committee will consider candidates for directors of FirstMerit, including those recommended by a shareholder who submits the person’s name and qualifications in writing. The Corporate Governance and Nominating Committee has no specific minimum qualifications for a recommended candidate, and does not consider shareholder recommended candidates differently from other candidates that are suggested by Board members, executive officers or other sources.

The Corporate Governance and Nominating Committee considers:

•	personal qualities and characteristics, accomplishments and reputation in the business community;

•	current knowledge and contacts in the communities in which FirstMerit does business;

•	ability and willingness to commit adequate time to Board and committee matters;

•	the fit of the individual’s skills with those of other directors and potential directors in building a Board that is effective and responsive to the needs of FirstMerit;

•	diversity of viewpoints, background, experience and other demographics; and

•	the ability of the nominee to satisfy the independence requirements of NASDAQ.

As listed above, diversity of viewpoints, background, experience and other demographics is one of several criteria on which the Corporate Governance and Nominating Committee bases its evaluation of potential candidates for director positions. The inclusion of diversity in the listed criteria reflects the Board of Director’s belief that diversity is an important component of an effective Board, and the Corporate Governance and Nominating Committee considers diversity aspects when it evaluates director candidates and their specific skills, expertise and background.

Audit Committee

The Audit Committee assists the Board of Directors in fulfilling its responsibility to oversee the accounting and financial reporting process of FirstMerit. The Audit Committee members currently are John C. Blickle (Chair), Robert S. Cubbin, Gina D. France and J. Michael Hochschwender. The Board has determined that it has three “audit committee financial experts” serving on its Audit Committee. John C. Blickle, Robert S. Cubbin and Gina D. France each have been determined to have the attributes listed in the definition of “audit committee financial expert” set forth in the Instruction to Item 407(d)(5)(i) of Regulation S-K and in the NASDAQ listing requirements. Mr. Blickle acquired these attributes through education and experience as a certified public accountant. Ms. France acquired these attributes through education and her experience in the investment banking industry. Mr. Cubbin acquired these attributes through his experience in the insurance industry. All of the Audit Committee members are considered independent for purposes of NASDAQ listing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with FirstMerit’s management. Based upon this review and discussion, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in FirstMerit’s Annual Report on Form 10-K for the year ended December 31, 2015.

Compensation Committee:

R. Cary Blair, Chair

Lizabeth Ardisana

John C. Blickle

Terry L. Haines

J. Michael Hochschwender

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, none of the members of the Compensation Committee was an officer or employee, or formerly an officer, of FirstMerit or any of its subsidiaries. None of such directors had any business or financial relationship with FirstMerit requiring disclosure under this heading in this report.

COMPENSATION DISCUSSION & ANALYSIS

In our Executive Summary, we will discuss:

•	Continuing outreach to shareholders;

•	Key business performance results and returns to shareholders;

•	2015 CEO pay and our pay-for-performance results; and

•	Changes to our incentive compensation plans for our named executive officers (or NEOs) for 2015.

The balance of our Compensation Discussion & Analysis, or CD&A, will further discuss:

•	Compensation plans and incentive awards provided to our NEOs for 2015; and

•	Details and analysis regarding our compensation practices and policies for 2015.

GLOSSARY OF KEY ABBREVIATIONS

ICP	Incentive Compensation Plan

NEO	Named Executive Officer

NPA	Non-Performing Assets

OREO	Other Real Estate Owned

ROAA	Return on Average Assets

ROACE	Return on Average Common Equity

ROATE	Return on Average Tangible Equity

RSU	Restricted Stock Unit

SERP	Supplemental Executive Retirement Plan

EXECUTIVE SUMMARY

Our executive compensation programs and awards in 2015 were generally consistent with the programs utilized in 2014. We determined to carry into 2015 the design of our 2014 programs with minimal changes in part as a reflection of the 93% favorable vote we received on our 2015 Say on Pay vote, as well as the significant program changes we had already completed in recent years in response to feedback from our shareholders. It is also our belief that our programs appropriately balance the interests of the company, shareholders, and executives. We remain committed to providing compensation that motivates and rewards our corporate success, and we believe that the modifications to our program in recent years have enhanced that effort.

Investor Outreach

In 2015, we once again embarked on a robust investor outreach program. We engaged with our 25 largest investors, representing 55% of our investor base, in order to gather feedback regarding our executive compensation program.

We take the opinions of our shareholders very seriously, and were pleased to engage in productive discussions with many of them. The Compensation Committee carefully considered the views expressed by shareholders and potential impacts to our compensation program for 2015 and beyond. While investors had a variety of opinions, we consistently heard that investors were pleased with our executive compensation program overall, and particularly with the responsiveness of the Compensation Committee in making program changes in 2014 in response to investor feedback. We were pleased that our strongly favorable Say on Pay vote in 2015 was in line with the favorable comments we were hearing from our shareholders.

Incentive Plan Changes & Mix of Pay

We have made significant changes to our short-term cash incentive program (or ICP) and our equity incentive plan over recent years based on the feedback we received from our shareholders. We believe that the plans resulting from this process are easier to understand for both investors and participants, facilitate clear understanding and appreciation of the rigor of the performance goals, and enhance the connection between the long-term success of our company and the rewards to our executives. While the structure of the 2015 ICP is unchanged from 2014, the changes to our equity plan originally contemplated in 2014 were not implemented until 2015 due to tax considerations that prevented us from adequately modifying our NEOs’ 2014 awards.

In the tables below we summarize the changes in both our ICP and equity incentive plan since 2012.

Short-Term ICP Timeline

	2012	2013	2014	2015
Award Determination	Discretionary	Formula driven	Formula driven	Formula driven

Performance Metrics	8 financial categories 10 strategic categories	14 corporate performance categories Individual performance	6 corporate performance categories Individual performance	6 corporate performance categories Individual performance

Performance Assessment	Discretionary	9 metrics assessed relative to plan 5 metrics assessed relative to peers	All corporate performance assessed relative to plan	All corporate performance assessed relative to plan

Performance Assessment Modifier	None	Formula-driven switch in goal weightings based on differential in performance results	None	None

Form of Payment	Cash	Cash	Cash	Cash

Equity Incentive Plan Timeline

	2012	2013	2014	2015
Award Determination	Granted at a set percent of salary or salary grade midpoint	Granted at a set percent of salary or salary grade midpoint	Granted at a set percent of salary or salary grade midpoint	Granted at a set percent of salary or salary grade midpoint

Performance Metrics	N/A	Return on Average Common Equity (ROACE) relative to peers	ROACE relative to peers	ROACE relative to peers

Performance Assessment	N/A	Relative performance over 3 distinct 1-year periods	Relative performance over 3 distinct 1-year periods	Relative performance over the subsequent 3-year period

Vesting Period	Equal increments over 3 years	Performance-vested awards vest in 3 annual installments Time-vested awards vest in 3 equal annual installments	Performance-vested awards vest in 3 annual installments Time-vested awards vest in 3 equal annual installments	Performance-vested awards vest after 3 years Time-vested awards vest in 3 equal annual installments

Form of Payment	100% time-vested restricted stock	52% performance-vested RSUs 48% time-vested RSUs	52% performance-vested RSUs 48% time-vested RSUs	60% performance-vested RSUs 40% time-vested RSUs

2015 Mix of Pay

We believe that our executive compensation program strikes an appropriate balance between fixed and variable pay as well as short- and long-term pay, particularly following the changes to our incentive plans for 2014 and 2015 as described above. The exhibit below presents the mix of direct compensation at target performance for our CEO in 2015.

Our 2015 Performance

2015 was another successful year for FirstMerit in the key financial and operational areas that have been the hallmarks of our historical success, and that we believe truly drive long-term company value:

•	Strong, Predictable Earnings Base: We achieved our 67th consecutive quarter of profitability in 2015.

•	Solid Organic Growth: We experienced robust growth in our commercial, retail, and wealth banking product areas, in addition to extending our market opportunities by further expansion of the Chicago, Wisconsin, and southeast Michigan markets.

•	Industry-Leading Deposit Base: We maintained a top-three deposit market share position in 12 of the markets in which we operate, and we have one of the lowest deposit costs in the industry.

•	Disciplined Capital Allocation: Our primary focus in 2015 continued to be organic growth and shareholder dividends, as demonstrated by the fact that we have paid a dividend every quarter as a public company, dating back to 1981. In addition, we increased our quarterly dividend to shareholders by 6.25% in the third quarter of 2015.

•	Best-in-Class Regulatory Management: We proactively invested to enhance our regulatory management and compliance in the short-term in order to best position the company for the long-term.

As was the case in 2014, the results of our continued focus on the basic fundamentals of sound banking listed above in 2015 was that we continued our trend of outperforming our peers on the key operational measures that we believe translate to long-term success in our industry, including profitability, net interest margin, and credit quality. Our performance in each of those categories over the last five years relative to our peers is demonstrated in the graphs below through (1) Return on Average Assets (ROAA) and (2) Non-Performing Assets (NPA)/Loans + Other Real Estate Owned (OREO), both of which are utilized in our ICP, and (3) net interest margin. See below for a listing of our peers.

In 2015, we matched strong operational performance with competitive shareholder return. Our total shareholder return over one-year and three-year periods are both near the median of our peer group. We believe that our emphasis on profitability and credit quality position FirstMerit well to achieve strong shareholder return over the long-term. FirstMerit has historically provided strong long-term returns to shareholders under a variety of economic conditions. The graph below illustrates that our shareholder return since the beginning of the economic downturn has generally been above the 75th percentile of our peer group.

2015 Compensation

The cornerstone of our executive compensation program remains competitive pay for outstanding performance. We seek to ensure that the compensation received by our executives is aligned with our performance, and that a significant portion of our executives’ pay is wholly contingent on the achievement of the annual performance goals that drive our success as an organization as well as value to our shareholders.

In following our pay-for-performance philosophy, we annually establish performance objectives as part of our ICP that we believe represent meaningful and challenging performance. The exhibits below affirm our belief in the rigor of our goal-setting by illustrating that the target performance levels for two of our primary ICP goals represent profitability significantly greater than that achieved by our peers. In other words, our NEOs would not receive target-level ICP awards for our ROAA and Return on Average Tangible Equity (ROATE) goals unless we outperformed the median, and in the case of ROATE the 75th percentile, of our peers.

Note: Actual performance data shown for FirstMerit differs from our GAAP-reported financials due to the exclusion of certain one-time non-recurring items. Data shown is consistent with the performance calculations used in determining ICP awards for 2015, as shown below. See Exhibit 99 to this Amendment, which is incorporated by reference herein, for reconciliation of our non-GAAP financial measures to our results as reported under GAAP.

We choose not to measure total shareholder return directly in our incentive plans because of the number of factors beyond management’s control that influence our stock price, including macroeconomic conditions, overall financial industry performance, and investor expectations. Rather, we choose to focus our incentive plans on corporate earnings and credit quality, which are performance measures that are within management’s control and that we believe drive long-term shareholder value creation. In addition, our shareholders have not generally expressed a specific preference for the use of total shareholder return in our incentive plans. See below for further discussion of the metrics chosen for our 2015 incentive plans.

INTRODUCTION

This CD&A describes FirstMerit’s 2015 compensation program for our NEOs. The objective of our executive compensation program is to attract, retain, and motivate the key leaders who serve our company and our shareholders. In particular, the following pages explain the process for, and objectives and structure of, the executive compensation decisions made by our Compensation Committee and our Board of Directors for 2015. This CD&A is intended to be read in conjunction with the tables and related disclosure below, which provide detailed historical compensation information for our NEOs. For 2015, our NEOs are:

Name	Title
Paul G. Greig	Chairman, President and Chief Executive Officer
Terrence E. Bichsel	Senior Executive Vice President and Chief Financial Officer
Sandra E. Pierce	Vice Chairman, FirstMerit Corporation, and Chairman & CEO, FirstMerit Michigan
William P. Richgels	Senior Executive Vice President and Chief Credit Officer
David G. Goodall	Former Vice Chairman and Chief Commercial Banking Officer

RESPONSE TO 2015 SAY ON PAY VOTE

We were pleased that our advisory vote on NEO compensation conducted at our 2015 Annual Meeting resulted in a 93% favorable vote. This result represents a significant improvement from our 2014 Say on Pay proposal, which received only a 41% favorable vote. We believe that the 2015 result is an affirmation of our responsiveness to the perspectives of our shareholders, as well as the substantial compensation plan changes in 2014 and early 2015 that resulted from our discussions with shareholders. Even in light of our strong results in 2015, we remain committed to engaging in regular investor outreach and careful consideration of our executive compensation plans and programs, in order to affirm that our compensation programs properly motivate corporate success and are aligned with the interests of shareholders. We believe that the modifications to our program in recent years have enhanced that effort, and will continue to advance it into the future.

2015 COMPENSATION DECISION PROCESS

Compensation Committee’s Philosophy on Named Executive Officer Compensation

Decisions regarding our executive compensation programs and pay levels are made in the context of our compensation philosophy, which is established and implemented by the Compensation Committee. Our guiding philosophy seeks to balance and align the interests of shareholders and executives through a combination of fixed and performance-based pay, as well as short and long-term pay, all while not encouraging excessive risk-taking that could harm our business. Pay elements are specifically designed to encourage and reward the achievement of our short-term and long-term objectives and the creation of long-term shareholder value. For each NEO, the compensation package is also intended to represent a fair and competitive compensation arrangement.

The four major objectives of the compensation program for our NEOs are:

•	Attraction and Retention - Attract and retain senior executives with large bank and managerial experience who can preserve and increase long-term shareholder value by strengthening the core financial performance metrics that ultimately drive our long-term success. The Compensation Committee recognizes the need to provide competitive overall compensation opportunities to retain our high-performing executives and attract new executive talent.

•	Alignment with Shareholders - Link executive compensation rewards with increases in long-term shareholder value and its key financial and operational drivers, with the goal of ultimately aligning shareholder investment and executive compensation interests, including through meaningful executive share ownership levels.

•	Pay for Performance - Motivate executives to be accountable for, and accomplish, the strategic and financial objectives approved by the Board of Directors by providing above-median compensation for superior performance, and below-median compensation when performance is less than expected.

•	Risk Balance - Effectively design, develop and monitor sound incentive compensation programs that appropriately balance compensation risks and financial results, with the ultimate goal of promoting the stability and soundness of FirstMerit.

The Compensation Committee compares our executive compensation pay levels and program designs with data sources that reflect our competitive marketplace for executive compensation and account for the size of our operations. These data sources have been provided to the Compensation Committee by its compensation consultant and have generally consisted of industry-specific compensation surveys and an analysis of pay levels provided to comparable executives at selected peer group financial institutions. In general, we review the compensation of our CEO compared to market on an annual basis, and we review the compensation of our other executives compared to market on an as-needed basis.

We intend to position our targeted total direct compensation (salary, annual cash incentives, and equity incentives) for each executive near the assessed median competitive level for comparable executives, assuming targeted performance is achieved. We believe it is appropriate to pay median compensation for target performance because we generally establish target performance objectives at or above the median performance level of our peer group, as demonstrated by the charts above. In addition, the charts above demonstrate our sustained record of success compared to our peers. Actual total direct compensation in any given year may be above or below the target level based on corporate and individual performance. We believe that overall compensation opportunities for our NEOs in 2015 were competitive with those offered by financial services institutions that are similar to us in asset size and operations based on market and historical comparisons as discussed further below.

ROLES IN DETERMINING 2015 NAMED EXECUTIVE OFFICER COMPENSATION

The Role of the Compensation Committee

2015 compensation for the NEOs was determined under programs adopted by the Compensation Committee and in many cases approved by the Board of Directors. The Compensation Committee established our executive compensation philosophy, policy, elements, and strategy and reviewed executive compensation proposals for approval by the Board of Directors. Specifically, the Compensation Committee:

•	Approved 2015 salary adjustments for NEOs other than the CEO;

•	Determined the NEOs eligible to participate in the ICP for 2015;

•	Reviewed 2015 corporate performance results and the CEO’s assessment of 2015 individual performance results to determine final 2015 ICP award payouts for our NEOs other than the CEO;

•	Oversaw administration of our benefit plans and perquisites;

•	Assessed and monitored the performance, design, function and potential risk components of our compensation programs for our NEOs; and

•	Administered the annual comprehensive CEO performance assessment, in which Mr. Greig’s performance is evaluated in both narrative and numerical form by each independent member of the Board of Directors.

In addition, the Compensation Committee recommended to the Board of Directors: (1) the 2015 salary adjustment for the CEO; (2) the corporate performance measures and targets for the 2015 ICP; (3) the final 2015 ICP award payout for our CEO; (4) the type and amount of our 2015 equity awards to the NEOs; (5) executive benefits, retirement plans, and limited perquisites; and (6) executive employment, severance and change in control agreements. The Compensation Committee also reviewed and discussed all aspects of each NEO’s compensation.

Role of Management

Members of management assist the Compensation Committee by providing recommendations that management believes will establish appropriate and market-competitive compensation plans for executive officers consistent with FirstMerit’s compensation philosophy. As part of this process, management collaborates with management’s independent compensation consultant to identify relevant market data, review potential compensation plan designs, and discuss industry trends before making recommendations to the Compensation Committee. In 2015:

•	Management recommended base salaries as well as cash and equity incentive targets for NEOs other than the CEO;

•	Management proposed incentive metrics and planned performance levels for the ICP; and

•	Mr. Greig assessed the individual performance in 2015 of each NEO other than the CEO relative to expectations for the purposes of determining 2015 ICP award payouts.

The Compensation Committee reviews and discusses management’s recommendations in conjunction with its own independent compensation consultant in making compensation decisions or recommendations to the full Board. Mr. Greig’s compensation is discussed in executive session without members of management present, including Mr. Greig.

Role of the Compensation Consultants

In January 2015, the Compensation Committee again retained Gough Management Company (or Gough), as permitted by the Compensation Committee Charter, to provide the Compensation Committee with independent advice on executive compensation matters and to assist in making compensation recommendations to the Board of Directors. During 2015, Gough assisted the Compensation Committee by preparing information on competitive compensation levels and practices for the CEO and other executives, compiling information relating to CEO compensation from selected peer banks (see “Competitive Benchmarking for 2015” below), advising the Compensation Committee regarding its evaluation of and response to the 2015 Say on Pay vote, and assisting in the re-design of FirstMerit’s equity incentive plan for 2015. Pursuant to the terms of its retention, Gough reported directly to the Compensation Committee, which retains sole authority to select, retain, terminate, and approve the fees and other retention terms of its relationship with Gough. Gough does not provide any services for FirstMerit outside those provided to the Compensation Committee.

In 2015, management again engaged McLagan, a compensation consultant affiliated with Aon Hewitt, to provide compensation information for certain executive officers, advise the company regarding its evaluation of and response to the 2015 Say on Pay and shareholder proposal votes, and assist with the re-design and implementation of FirstMerit’s equity incentive plan for 2015. Pursuant to the terms of its retention, McLagan reported directly to management. Aon Hewitt also provided advice to management on the administration of our executive retirement plans and programs and assistance in the administration of other retirement plans and programs that are generally available to all FirstMerit employees. Aon Hewitt reported directly to management in this role.

In 2015, the Compensation Committee reviewed its relationship with Gough, as well as its or FirstMerit’s receipt of any direct or indirect executive and director compensation assistance from McLagan and Aon Hewitt. Considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, the Compensation Committee determined that it is not aware of any conflict of interest that has been raised by the work performed by any of Gough, McLagan or Aon Hewitt. In addition, the Compensation Committee has assessed the independence of Gough, McLagan and Aon Hewitt, as required under Nasdaq listing rules.

OUR COMPENSATION POLICIES

We design our executive compensation program to be driven by performance, rewarding to executives, value-creating for shareholders, and compatible with strong governance. The following table sets forth the best practices that we adhere to in designing and determining our executive compensation.

Compensation Best Practices

Compensation philosophy

We believe that our philosophy of compensation promotes long-term decision-making, careful consideration of risks to our organization, clear connection between pay and performance, attraction and retention of talented executives, and alignment between incentive pay and shareholder interests.

Competitive benchmarking

We assess the competitiveness of certain executive compensation programs compared to the organizations with which we compete for executive talent in order to make fully-informed decisions on pay levels and practices.

Performance-based pay

More than 50% of our CEO’s target compensation, and nearly 50% of our other NEOs’ target compensation, is earned based exclusively on the attainment of specific performance goals.

Pay for long-term performance

More than 50% of each NEO’s variable compensation is paid in stock, which vests over three years. A substantial portion of the awards will not vest if performance goals over the vesting period are not met. The value of the awards to executives upon vesting varies based on changes in our stock price.

Robust share ownership guidelines

Our CEO must own shares of our common stock worth at least five times his base salary. Each of our other NEOs must own shares worth at least two and a half times his or her base salary.

Anti-hedging/anti-pledging policies

Our executives and directors are prohibited from engaging in any hedging of FirstMerit shares, including buying or selling puts or calls, short sales, or any other hedging transaction. Executives and directors are also prohibited from holding FirstMerit shares in a margin account or otherwise pledging FirstMerit shares as collateral for a loan.

Robust clawback policy

Our clawback policy allows us to recover erroneously paid cash and equity incentive awards in the case of certain financial restatements.

Shareholder outreach

We regularly hold conversations with our shareholders to gain their perspectives on the structure of our compensation program.

SPECIFIC CONSIDERATIONS REGARDING 2015 COMPENSATION

Competitive Benchmarking for 2015

                 For 2015, Gough again provided the Compensation Committee with an analysis of Mr. Greig’s targeted total direct compensation opportunity compared to the compensation opportunities of CEOs at a peer group of financial institutions similar to FirstMerit in size and business profile. In December 2014, the Compensation Committee reviewed the peer group used to evaluate compensation in 2014, along with the criteria used to establish the group. The Compensation Committee determined that both the peer group criteria and the member banks remained relevant for FirstMerit in 2015, and accordingly determined that no changes should be made to the 2015 peer group.

The members of the peer group met the following criteria as of September 30, 2014:

•	Banks and thrifts with assets between $17.5 and $65 billion;

•	Commercial banking focus;

•	Located exclusively in the continental United States;

•	Not managed by executives with controlling ownership; and

•	Not a target of a publicly-announced acquisition.

In addition to the criteria listed above, the Compensation Committee eliminated from consideration a limited number of institutions that, while they otherwise met the stated criteria, reflect significant differences from FirstMerit in key organizational areas, such as specific business line focus.

We believe that the resulting comparator group represents an accurate indicator of the companies with which we compete for executive talent. The Compensation Committee approved the following peer group of 18 institutions for 2015:

	Total Assets		Total Assets
	12/31/2014		12/31/2014
Company Name	($000)	Company Name	($000)
Associated Banc-Corp	$26,821,774	Hancock Holding Co.	$20,747,266
BOK Financial Corp.	29,089,698	Huntington Bancshares Inc.	66,298,010
City National Corp.	32,597,232	People’s United Financial Inc.	35,997,100
Comerica Inc.	69,186,000	Susquehanna Bancshares Inc.	18,661,390
Commerce Bancshares Inc.	23,994,280	Synovus Financial Corp.	27,051,231
Cullen/Frost Bankers Inc.	28,277,775	TCF Financial Corp.	19,394,611
First Horizon National Corp.	25,668,187	Webster Financial Corp.	22,533,172
First Niagara Financial Group	38,551,038	Wintrust Financial Corp.	20,010,727
First Republic Bank	48,350,202	Zions Bancorp.	57,208,874

FirstMerit			$24,902,347

The median asset size of the peer group was $27.7 billion as of December 31, 2014, compared to FirstMerit’s asset size at that time of $24.9 billion.

After determining the final group of 18 peers for 2015, statistical regression was used to adjust peer compensation data based on FirstMerit’s asset size relative to the peer group. This regression analysis allowed us to pinpoint specific target and maximum compensation values relative to peers for our CEO based on the distribution of these amounts relative to organization size. We considered actual, target, and maximum compensation levels for peer CEOs as well as the regressed data as part of the process in determining our CEO’s 2015 base salary, 2015 target and maximum ICP opportunities, and 2015 target and maximum equity incentive opportunity.

For 2015, the Compensation Committee did not engage in the benchmarking of compensation for NEOs other than the CEO, but reserves the right to do so in the future. Decisions regarding compensation programs for the other NEOs in 2015 were made primarily in consideration of corporate and individual performance, internal compensation comparisons, and our historical practices. Based on past compensation evaluations, it is our belief that compensation paid to other NEOs is within the range of general market practice for similarly-positioned executives.

ELEMENTS OF 2015 NAMED EXECUTIVE OFFICER COMPENSATION

The following table outlines the major elements of 2015 total compensation for our NEOs:

Compensation Element	Purpose	Link to Performance	Fixed/ Performance Based	Short/ Long-Term
Base Salary	Helps attract and retain executives through market-competitive base pay	Changes based on individual and corporate performance	Fixed	Short-Term

Annual Cash ICP	Encourages achievement of short-term strategic and financial performance metrics that create long-term shareholder value	Based on achievement of short-term, pre-defined corporate performance objectives and an assessment of individual performance	Performance Based	Short-Term

Performance-Vested RSU Awards	Aligns executives’ long-term compensation interests with shareholders’ investment interests while encouraging the achievement of annual operational goals that drive long-term company value	Award amount is determined based on, for Mr. Greig, a fixed percentage of salary, and for other NEOs, a fixed percentage of salary grade midpoint, with award vesting based on ROACE compared to a peer group	Performance Based	Long-Term

Time-Vested RSU Awards	Aligns executives’ long-term compensation interests with shareholders’ investment interests while creating a retention incentive through multi-year vesting	Award amount is determined based on, for Mr. Greig, a fixed percentage of salary, and for other NEOs, a fixed percentage of salary grade midpoint, with vesting conditioned on attainment of a specified level of corporate profitability in the year of grant	Fixed	Long-Term

Defined Benefit and Defined Contribution Retirement Plans	Provides market-competitive income security into retirement and creates a retention incentive through use of multi-year vesting, similar to the structure of retirement benefits for our general employee population	—	Fixed	Long-Term

Benefits and Perquisites	Establishes limited perquisites in line with market practice, as well as health and welfare benefits on the same basis as our general employee population	—	Fixed	Short-Term

ANALYSIS OF KEY COMPENSATION DECISIONS FOR 2015

Base Salary

The Compensation Committee considers general market movement, individual performance, and the recommendation of Mr. Greig (for all executives other than himself) in making base salary adjustments. The base salary for Mr. Greig is recommended by the Compensation Committee to the full Board of Directors for approval. Before providing a recommendation to the Board, the Compensation Committee considers base salaries paid to CEOs in the peer group as well as the projected market salary rate increase for the upcoming year, which for 2015 was 3%, as provided by Gough. In addition, the Compensation Committee considers the results of the annual evaluation of Mr. Greig’s performance completed by each of the independent members of our full Board of Directors, which in early 2015 resulted in a score of 9.4 on a scale from one to 10.

Mr. Greig considers the results of each NEO’s annual performance review, any expected changes to the NEO’s role within our organization, pay positioning relative to other members of our executive team, and the approved merit increase budget for our general employee population before providing his recommendations to the Compensation Committee.

Effective July 1, 2015, each of FirstMerit’s NEOs except Mr. Goodall received base salary increases ranging from 2.3% to 3%. The Compensation Committee believes these modest increases were appropriate and in line with the general movement of base salaries in our executive marketplace. In the case of our CEO, Mr. Greig’s 2015 base salary, after the July 2015 increase of 2.3%, was within 1% of the projected 2015 median salary level of our peer CEOs. We believe this positioning relative to market is appropriate considering his contributions to the success of FirstMerit.

Mr. Goodall’s salary was increased effective June 1, 2015 in conjunction with his promotion to Vice Chairman and Chief Commercial Banking Officer. Due to the significant increase in the scope of his responsibilities, Mr. Goodall’s salary was increased by 24.5%.

Base salaries for each of the NEOs are shown in the table below:

Name	2014 Base Salary ($)	2015 Base Salary ($)
Paul G. Greig	1,034,000	1,057,782
Terrence E. Bichsel	471,500	482,400
Sandra E. Pierce	563,800	576,800
William P. Richgels	471,500	485,700
David G. Goodall	401,700	500,000

2015 SHORT-TERM CASH INCENTIVE PLAN

Background

Our short-term ICP is designed to motivate executives to attain superior annual performance in key areas that we believe create long-term value for FirstMerit and its shareholders. Payouts under the 2015 ICP were contingent on performance in the following categories:

•	Corporate financial performance relative to planned performance; and

•	Individual performance.

By implementing pay methodologies that utilize well-defined performance metrics and measure financial, strategic, and individual performance, the Compensation Committee believes that it can motivate our NEOs to achieve our business goals and enhance long-term shareholder value without creating incentives for excessive risk-taking.

2015 Performance Objectives

The corporate performance objectives selected for the 2015 ICP reflect the annual operating measures that are within management’s control, and that will ultimately drive shareholder value over the long-term. Sixty percent of the total target incentive score is conditioned upon various measures of our corporate profitability, which is fundamental to the value of our company and long-term stock price appreciation. An additional 20% of the target incentive score is based on measures of our credit quality, which reflects our safety and soundness as a banking organization and is a key focus of our regulators. Each of the corporate performance measures selected by the Compensation Committee for our 2015 ICP are commonly used in the banking industry to assess annual performance for incentive plan purposes.

Under the corporate performance portion of the 2015 ICP, a target level and a threshold-to-maximum range of performance were established for each of the six corporate performance objectives in the 2015 plan. For measures of our profitability, threshold performance was defined as 85% of target level, and maximum as 115% of target. For measures of our credit quality, in which better performance is characterized by a lower number, threshold performance was defined as 110% of target level, and maximum as 90% of target.

In addition to corporate financial performance, the 2015 ICP took into consideration the individual performance of the NEOs. Payouts under the individual performance portion (the remaining 20% of the target incentive score) of the plan were tied to the results of each NEO’s annual performance evaluation by Mr. Greig, or in the case of Mr. Greig by the independent members of the full Board of Directors.

Performance below threshold for any objective would have resulted in no incentive payment with respect to that objective, while the payment for any one objective and the plan as a whole was capped for performance above maximum.

The performance metrics and weightings that were used to calculate 2015 ICP awards for executive officers were as follows:

Performance Metrics	Weight
Profitability	60%

Net Income	15%
Pre-Provision / Pre-Tax Income	15%
ROAA	15%
ROATE	15%

Credit Quality	20%

Net Charge-offs / Average Loans	10%
NPA / Loans & OREO	10%

Individual Performance	20%

Performance Evaluation	20%

Following the establishment of the performance criteria to be used in assessing performance as shown above, the Compensation Committee in collaboration with management selected target performance levels for each of the objectives that it believed would represent meaningful and challenging performance in 2015. As illustrated in the charts below, the target performance expectations established for our two profitability measures that can be compared externally, ROAA and ROATE, represented profitability significantly greater than that achieved by our peers. In other words, our NEOs would not receive target-level ICP awards for these particular goals unless we outperformed the median of our peers. In addition, our credit quality remains better than that of our peers, as seen in the exhibit above. These analyses reaffirm our belief that the objectives established for our 2015 ICP were robust and challenging to achieve.

Note: Actual performance data shown for FirstMerit differs from our GAAP-reported financials due to the exclusion of certain one-time non-recurring items. Data shown is consistent with the performance calculations used in determining ICP awards for 2015, as shown below. See Exhibit 99 to this Amendment, which is incorporated by reference herein, for reconciliation of our non-GAAP financial measures to our results as reported under GAAP.

2015 ICP Award Opportunities

The Compensation Committee annually establishes ICP award opportunities for each NEO as a percentage of his or her salary, with the Board of Directors ratifying Mr. Greig’s ICP award opportunities. Historically, award opportunities have been designed to produce total cash compensation that is near the 50th percentile of competitive market levels for performance at target. We believe it is appropriate to target annual incentives near the peer group 50th percentile because it is our internal principle to set target performance expectations at or above the peer group 50th percentile when such comparisons are possible. Gough’s compensation review indicated that Mr. Greig’s 2015 cash compensation opportunity at target was between the 50th and 75th percentiles of target cash compensation opportunities for CEOs in our peer group, consistent with our philosophy and with the industry outperformance required to achieve our ICP targets, as illustrated above. Likewise, maximum incentive levels have also been established to reflect competitive market levels.

The 2015 ICP award opportunity (as a percentage of base salary) for each of our NEOs with the exception of Mr. Goodall is unchanged from 2014 levels. Mr. Goodall’s ICP award opportunity increased from 2014 in conjunction with his promotion to Vice Chairman and Chief Commercial Banking Officer in order to provide better alignment with internal pay equity considerations and the external competitive market.

The Compensation Committee and the Board of Directors established the following ICP award opportunities for 2015 (as a percentage of base salary):

	2015 ICP Opportunity as % of Salary
Named Executive Officer	Threshold	Target	Maximum
Paul G. Greig	40%	100%	200%
Terrence E. Bichsel	24%	60%	108%
Sandra E. Pierce	30%	85%	150%
William P. Richgels	24%	60%	108%
David G. Goodall	30%	85%	150%

Corporate Performance Results

The chart below depicts the performance targets established by the Compensation Committee for each ICP category, as well as the level of actual performance achieved in 2015 (goals expressed in thousands of dollars unless otherwise indicated).

The results shown above exclude the following items from the calculation of FirstMerit’s performance on the ICP’s four profitability objectives, as approved by the Compensation Committee in January 2016:

•	the after-tax impact of $1.9 million in one-time expenses related to branch and building closures; and

•	the after-tax impact of $949,000 in one-time business restructuring expense.

Individual Performance Results

Each of the NEOs received a performance rating of “exceeds” or “excellent” in their 2015 performance evaluation, and therefore received the maximum award payable under the individual portion of the plan. Factors cited in performance evaluations included our executives’ strategic leadership within each executive’s area of authority and for the company as a whole, as well as the strong operating results achieved by FirstMerit in 2015. The average score on the evaluation of Mr. Greig’s 2015 performance, which was conducted by each independent member of the Board of Directors in early 2016, was 9.1 on a scale from one to 10.

Final ICP Awards for 2015

In January 2016, the Compensation Committee determined the degree to which our financial and strategic performance goals were achieved during 2015, as reflected in the chart above. The CEO (or the Board of Directors in the case of the CEO) then determined the degree to which the individual performance goals were achieved during 2015 for each executive.

The following payments under the 2015 ICP were made upon approval by the Compensation Committee and, with respect to our CEO, the ratification of the independent members of the full Board of Directors:

Named Executive Officer	2015 ICP Award	ICP Award as a % of Target
Paul G. Greig	$1,312,282	124%
Terrence E. Bichsel	$339,362	117%
Sandra E. Pierce	$568,949	116%
William P. Richgels	$341,684	117%
David G. Goodall	$493,194	116%

2015 EQUITY PLAN

Background

Our equity incentive plan is intended to align the compensation interests of executives with the investment interests of shareholders, while also rewarding executives for strong operational performance. In 2015, our equity incentive plan consisted of two distinct award types: performance-vested restricted stock units (or RSUs) and time-vested RSUs. Sixty percent of the number of RSUs awarded to each participating NEO will vest, if at all, based on FirstMerit’s corporate performance over the vesting period, while the remaining RSUs awarded will vest based on time, continued service, and (as a threshold matter) attainment of a minimum level of corporate profitability. The use of performance-vested and time-vested awards in combination gives executives the consistent opportunity to increase their ownership interest in FirstMerit and connects the long-term value of their compensation to our long-term stock performance, while also encouraging the achievement of the operational goals that drive our long-term company value.

2015 Equity Award Targets

The number of RSUs awarded to Mr. Greig in 2015 was based on a fixed percentage of his salary. The number of RSUs awarded to each participating executive other than the CEO in 2015 was based on a fixed percentage of his or her position’s salary grade midpoint, a practice which is intended to create a certain level of parity in awards to executives at a similar organizational level. However, the Compensation Committee, or the CEO for all executives other than himself, generally retains the right to recommend awards less than the target amount, or to grant no awards to the executive in a given year, if performance or other conditions warrant.

The 2015 equity award opportunity (as a percentage of salary or salary grade midpoint) for each of our NEOs with the exception of Mr. Goodall is unchanged from 2014 levels. Mr. Goodall’s equity award opportunity increased from 2014 in conjunction with his promotion to Vice Chairman and Chief Commercial Banking Officer in order to provide better alignment with internal pay equity considerations and the external competitive market.

Early in 2015, the Compensation Committee established a target equity award for each of our participating NEOs as described above. Target equity award levels for 2015 are shown in the table below:

Named Executive Officer	Target Equity Award as % of Salary or Salary Grade Midpoint
Paul G. Greig	200%
Terrence E. Bichsel	100%
Sandra E. Pierce	100%
William P. Richgels	100%
David G. Goodall	100%

Regarding Mr. Greig’s target equity award, Gough’s review of peer CEO compensation indicated that Mr. Greig’s total direct compensation opportunity at target was comparable to the target total direct compensation opportunity among peer CEOs. The Compensation Committee felt that this positioning was appropriate due to FirstMerit’s sustained record of strong performance, as demonstrated in the charts above, and Mr. Greig’s contributions to that success as leader of our organization.

Following approval by the Board of Directors, the following equity awards were granted to our NEOs in April 2015 based on the approach described above:

Named Executive Officer	2015 Equity Award (Target # of Performance-Vested Units)	2015 Equity Award (# of Time- Vested Units)	2015 Equity Award (Grant Date Fair Value)
Paul G. Greig	65,095	43,397	$2,115,594
Terrence E. Bichsel	14,493	9,662	$471,023
Sandra E. Pierce	20,000	13,334	$650,013
William P. Richgels	14,493	9,662	$471,023
David G. Goodall	12,604	8,403	$409,637

Performance-vested awards

For 2015, 60% of the participating NEOs’ equity awards were granted in the form of performance-vested RSUs, which is an increase from our historical practice of granting 52% of NEOs’ equity awards in the form of performance-vested RSUs. These awards vest, if at all, on the third anniversary of the award date, with the number of RSUs ultimately vesting determined by FirstMerit’s ROACE over the three-year performance period from 2015-2017 compared to that of its pre-established peer group. The use of a three-year performance period represents a change from our historical practice of having awards vest in equal installments over three years, based on three successive one-year performance periods. We made the changes described above in response to shareholder feedback, with the desire of increasing the proportion of awards that are subject to performance-vesting and extending the performance period over multiple years.

We chose ROACE as the performance measure for our performance-vested awards because it is a measurement of our corporate profitability, which is fundamental to the value of our company and long-term stock price appreciation. Specifically, ROACE shows how efficiently we use investor funds (common equity) to generate profits.

Financial performance is measured based on financial statements filed with the SEC for FirstMerit and its peers. The Compensation Committee has the ability to exclude from financial performance calculations certain one-time events that either positively or negatively impact incentive awards for executives. However, such exclusions are limited in nature, and the parameters for determining which one-time events may be excluded are established at the beginning of the performance year.

The table below details the required level of performance and subsequent award vesting for the 2015 award:

	Threshold	Target	Maximum
ROACE Compared to Peers	30th Percentile	50th Percentile	70th Percentile
Number of RSUs Vesting (as % of Target)	25%	100%	175%

Vesting is pro-rated on a straight-line basis for performance between threshold and target or target and maximum, and no awards vest if performance in the preceding three-year period was below the 30th percentile of the peer group.

In February 2016, the Compensation Committee determined that it was appropriate to exclude the following items from the calculation of FirstMerit’s 2015 ROACE:

•	the after-tax impact of $1.9 million in one-time expenses related to branch and building closures; and

•	the after-tax impact of $949,000 in one-time business restructuring expense.

FirstMerit’s ROACE during 2015 was 8.28% after the exclusion of one-time items, which was equal to the 56th percentile of the peer group. Therefore, one-third of the performance-vested RSUs granted in 2013 and 2014 vested in February 2016 at 119% of the target award amount.

Time-vested awards

The remaining RSUs granted in 2015 to each participating NEO, or 40% of the total RSU award, vest in equal installments on each of the first three anniversaries of the grant date, subject to the executive’s continued employment. In addition, none of these awards would vest if FirstMerit’s net income after adjustment for one-time expenses in 2015 did not exceed 15% of our 2014 net income. Due to this minimum corporate profitability requirement, while we think of these RSU awards and describe these RSU awards as “time-vested” for purposes of our CD&A, we report them as an incentive award for purposes of the compensation tables below, as our NEOs will not be able to receive shares in settlement of these RSU awards if the threshold net income is not achieved.

The corporate profitability performance condition was satisfied at the end of 2015 based on actual 2015 performance.

Dividend equivalents

We pay dividend equivalents on unvested RSUs as follows:

•	Time-vested RSUs: Dividend equivalents are paid quarterly in cash.

•	Performance-vested RSUs: Dividend equivalents are accrued quarterly through the performance period and paid out in cash on the vesting date, commensurate with the number of RSUs that are actually earned based on FirstMerit’s corporate performance relative to its peers. No interest or premium is paid on accrued dividend equivalents.

BENEFITS & PERQUISITES

We offer a package of employee health and welfare benefits to our employees, including our NEOs. These benefits include health, dental, and vision coverage, life insurance, and disability insurance. We and our employee participants share in the cost of these programs, and benefits are provided to our NEOs and our other employees on the same general basis.

The Compensation Committee provides only limited perquisites to the NEOs, and the Compensation Committee periodically reviews those perquisites to keep those benefits to a minimum. For 2015, we reimbursed Mr. Greig and Mr. Richgels for country club dues. We do not provide country club reimbursements for our other NEOs. Rather, FirstMerit maintains two corporate country club memberships for the business use of our other NEOs. In addition, for 2015, we reimbursed each of our NEOs other than Mr. Bichsel for an executive physical exam. Mr. Bichsel was also eligible to receive reimbursement for an executive physical exam, but did not receive any such reimbursement for 2015. We offer physical exams to our executives because we believe that it is in FirstMerit’s best interest to minimize potential health-related disruptions to our leadership team by encouraging executives to monitor their personal health and well-being. We also reimbursed Mr. Greig for certain legal fees and provided payments for him for security services. The aggregate incremental costs of the perquisites that we provided to the NEOs for 2015, plus the value of perquisite- or insurance-related tax payments provided by us, are reflected in the “All Other Compensation” column of the 2015 Summary Compensation Table below.

RETIREMENT BENEFITS

During 2015, our NEOs were generally eligible to participate in our qualified and non-qualified defined benefit plans, qualified and non-qualified defined contribution plans and our non-qualified deferred compensation plan, although Mr. Goodall and Ms. Pierce were not eligible to participate in our defined benefit plans. The non-qualified plans allow us to pay retirement benefits in amounts that exceed the limitations imposed under the Internal Revenue Code under our qualified plans. We provide a more detailed description of these plans under the headings “Executive Retirement Plans” and “Executive Deferred Compensation Plan” below.

ADDITIONAL POLICIES AND PROCEDURES RELATED TO COMPENSATION

Share Ownership Guidelines

The Compensation Committee bases a large part of its compensation philosophy on aligning the compensation interests of our NEOs with the investment interests of our shareholders. As a result, the Compensation Committee has adopted share ownership guidelines for our executive officers. These guidelines require that within a five-year period from the date a person becomes an executive officer, he or she must hold FirstMerit common shares in value equal to approximately two-and-one-half times his or her base salary (or five times base salary in the case of our CEO). The Compensation Committee annually monitors whether the NEOs have satisfied or are making progress toward satisfying the share ownership guidelines. In making this determination, the Compensation Committee considers common shares deemed to be held in the Amended and Restated Executive Deferred Compensation Plan (or Executive Deferred Plan), common shares held for the executive in the FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan (or 401(k) Plan), common shares beneficially owned by the executive (but excluding options whether or not exercisable), and restricted common shares granted to the executive.

As of February 2016, each NEO was in compliance with the share ownership guidelines.

Equity Award Policies

The Compensation Committee has a policy against timing equity grants with the release of material non-public information. The Compensation Committee also has a policy and FirstMerit’s equity plan requires that all equity awards to our NEOs have a minimum vesting period of one year.

Anti-Hedging and Anti-Pledging Policies

In 2015, we adopted a policy prohibiting our executives and directors from hedging of FirstMerit shares, including buying or selling puts or calls, short sales, or engaging in any other transaction designed to hedge or offset any decrease in the market value of FirstMerit’s stock. Also in 2015, we adopted a policy prohibiting our executives and directors from holding FirstMerit shares in a margin account as collateral for a margin loan or otherwise pledging FirstMerit shares as collateral for a loan. We adopted these policies to emphasize our philosophy to encourage long-term investments by our executives and directors, and to align their interests with those of shareholders.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally provides that no deduction is allowed for compensation in excess of $1 million paid by a public company such as FirstMerit to its CEO or any of its other three most highly paid executive officers (other than the CFO). However, compensation that qualifies as “performance-based” compensation is not subject to the deductibility limit. The Compensation Committee may attempt to maximize the deductibility of compensation under Section 162(m) to the extent doing so is reasonable and consistent with company strategies and goals. However, the Compensation Committee recognizes that paying certain compensation that is not tax-deductible may sometimes be in our best interest, and to that end we do not have a policy requiring that all compensation be deductible. Further, even if the Compensation Committee intends or attempts to grant compensation that may qualify as “performance-based” for purposes of Section 162(m), FirstMerit cannot guarantee that such compensation ultimately will be deductible by it, including where in the Compensation Committee’s judgment payment of non-deductible compensation is needed to achieve FirstMerit’s overall compensation objectives.

Change in Control and Displacement Agreements

Prior to 2015, we entered into change in control agreements with each of our NEOs and displacement agreements with each of our NEOs other than Ms. Pierce. The Compensation Committee believed these agreements served the best interests of FirstMerit and its shareholders by ensuring that, if a change in control or significant acquisition were ever under consideration, the NEOs would be able to advise the Board of Directors dispassionately about the potential transaction and implement the decisions of the Board without being unduly influenced by personal economic concerns, including concern about termination of employment in connection with the change in control or acquisition. In addition, the Board of Directors believes that these agreements are an important aspect of attracting and retaining the executive talent needed to lead FirstMerit, particularly through the critical period leading up to a potentially significant transaction. However, in the latter half of 2015, our NEOs entered into agreements with us terminating their displacement agreements.

Change in Control Agreements

Historically, our change in control agreements have been designed to provide benefits to our NEOs in the event of their termination following a change in control. However, in 2009, FirstMerit executed amended and restated change in control agreements with certain of the NEOs which provide certain benefits upon the occurrence of a change in control or certain termination events following a change in control. In determining to implement the amended change in control agreements, the Compensation Committee sought to restructure FirstMerit’s change in control benefits so as to ensure the benefits provided under the amended change in control agreements would not constitute “golden parachute” payments under Section 280G of the Internal Revenue Code of 1986, as amended (which we refer to as the Code), or the provisions of the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008, which was applicable to us at the time.

As adopted, the Compensation Committee believes that the amended change in control agreements are, by design and operation, consistent with its compensation philosophy and business strategy and are an essential component of our efforts to promote executive retention and continuity of management. Additional information regarding the benefits provided by our amended change in control agreements can be found under the caption “Other Executive Agreements” below.

Displacement Agreements

In addition to the amended change in control agreements, for most of 2015 we maintained displacement agreements with each of our NEOs other than Ms. Pierce. Pursuant to the displacement agreements, “displacement” was defined as the termination of the executive’s employment with FirstMerit as a consequence of a merger, acquisition or other similar transaction, either before or after the closing of the transaction, where no change in control occurred. Generally, the benefits provided under the displacement agreements were substantially similar to those provided to executives whose employment was terminated following a change in control event.

Recovery of Incentive Compensation

The Board of Directors has adopted a policy relating to the “clawback” of incentive compensation paid to executive officers in the event of certain restatements of our financial statements. Under that policy, the Board of Directors will, to the full extent permitted by applicable law, in all appropriate cases, require reimbursement of any bonus paid or incentive compensation awarded to the executive, and/or effect the cancellation of unvested equity awards previously granted to the executive if: (1) the amount of the bonus or incentive compensation was calculated based on the achievement of financial results that were subsequently the subject of a material restatement; (2) the executive engaged in intentional misconduct that caused or partially caused the need for the restatement; and (3) the amount of the bonus or incentive compensation that would have been awarded to the executive had the financial results been properly reported would have been lower than the amount actually awarded.

The Board of Directors intends to update this policy to the extent necessary to comply with any final clawback rules adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act at the time those rules are defined and become effective.

Risk Assessment of Compensation Programs

Our governance and organizational structure has traditionally incorporated a substantial risk management component through the establishment of a Risk Management Committee of the Board of Directors, the appointment of a Chief Risk Officer and an Enterprise Risk Manager, the utilization of a risk committee of management comprised of appropriate officers, establishment of an Enterprise Risk Management Committee of FirstMerit Bank, the company’s principal operating subsidiary, and maintenance of a risk management department of FirstMerit Bank independent of the business units.

During 2015, we again undertook a comprehensive risk-analysis process to assess the risk components of our incentive compensation programs and practices. This assessment is conducted annually, and the 2015 process was similar to the process we conducted in previous years. The assessment was performed in order to determine whether our compensation programs encourage excessive or imprudent risk-taking, and was conducted in accordance with the final joint guidance issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision regarding incentive compensation and risk management at banking organizations. The process involved officers from the areas of Human Resources, Enterprise Risk, Internal Audit and Legal.

The assessment process included an analysis of each major incentive compensation plan, with particular focus on plans which had the potential to pose inordinate risk to the company. We also identified employees who are eligible to receive incentive compensation and whose activities may expose us to material risks, identified the types and time horizons of such risks, assessed the performance metrics that we use in our incentive compensation programs, and assessed our process for monitoring our incentive compensation plans and their sensitivity to risk. In addition, mitigating factors (including our clawback policy, re-design of our ICP in 2015 and our share ownership guidelines), structural checks and balances, and key controls were evaluated in connection with such plans. Ultimately, key risk management personnel presented a report to each of the Compensation and Risk Management Committees of the Board of Directors, which concluded that our incentive compensation plans appropriately balance risk and reward, are compatible with effective controls and risk management, are adequately supported by strong corporate governance practices, and overall are consistent with safe and sound banking practices and do not pose unnecessary or imprudent risk to us.

Based upon the results of this assessment, the Compensation and Risk Management Committees were able to determine that the risks arising from our compensation policies and practices were not reasonably likely to have a material adverse effect on the company, and the Compensation Committee believes that our governance and organizational structures, in conjunction with our risk-mitigation framework, allow us to continue to objectively assess risk as it relates to all employee compensation programs and plans.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table provides certain summary information concerning the compensation paid or accrued by FirstMerit and its subsidiaries to or on behalf of its NEOs for 2015.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Paul G. Greig	2015	$1,045,891	—	$2,115,594	$1,312,282	—	$247,659	(6)	$4,721,426
Chairman, President	2014	$1,004,500	—	$2,068,032	$1,597,602	$10,182	$237,320		$4,917,636
and Chief Executive Officer	2013	$940,000	$500,000	$1,950,007	$1,900,400	$10,864,933	$255,900		$16,411,240
Terrence E. Bichsel	2015	$476,950	—	$471,023	$339,362	—	$61,086	(7)	$1,348,421
Sr. Exec. V.P. and Chief	2014	$465,750	—	$450,006	$406,260	$675,706	$59,220		$2,056,942
Financial Officer	2013	$445,000	$50,000	$435,004	$485,600	$376,270	$63,802		$1,855,676
Sandra E. Pierce	2015	$570,300	—	$650,013	$568,949	—	$203,265	(8)	$1,992,527
Vice Chairman, FirstMerit Corporation,	2014	$556,900	—	$575,021	$678,982	—	$80,608		$1,891,511
and Chairman & CEO, FirstMerit Michigan	2013	$504,167	$967,500	$1,224,000	$326,600	—	$143,848		$3,166,115
William P. Richgels	2015	$478,600	—	$471,023	$341,684	$348,466	$71,839	(9)	$1,711,612
Sr. Exec. V.P. and Chief	2014	$465,750	—	$450,006	$406,260	$862,092	$69,039		$2,253,147
Credit Officer	2013	$451,250	$50,000	$435,004	$485,600	$427,643	$69,135		$1,918,632
David G. Goodall	2015	$459,042	—	$409,637	$493,194	—	$129,276	(10)	$1,491,149
Former Vice Chairman,	2014	$395,850	—	$350,018	$346,118	—	$123,268		$1,215,254
Chief Commercial Banking Officer	2013	$380,000	$50,000	$325,009	$411,700	—	$90,992		$1,257,701

(1)	The amounts reported for 2015 in the “Salary” column include amounts earned and the deferred portion of salary under the 401(k) Plan or Executive Deferred Compensation Plan.
(2)	We did not make any bonus payments to our NEOs with respect to 2015, including discretionary or retention bonuses, other than the ICP cash incentive awards reported for 2015 in the “Non-Equity Incentive Plan Compensation” column.

(3)	The amounts reported for 2015 in the “Stock Awards” column represent the aggregate grant date fair value for awards of restricted stock units (or RSUs) granted during 2015. The value of these awards has been computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718, and the assumptions used in the calculations of these amounts are included in Note 14, “Share-Based Compensation,” to the Consolidated Financial Statements included in this Form 10-K. In addition to time-vested RSUs, each of our NEOs received a grant of performance-vested RSUs in 2015, which RSUs will vest from 0% to 175% of the target grant amount. The value of the performance-vested RSUs is disclosed above assuming achievement of target performance level. The value of the performance-vested RSUs at grant date for each of the NEOs assuming target (100%) and maximum (175%) performance is as follows:

Name	Target Value at Grant Date ($)	Maximum Value at Grant Date ($)
Mr. Greig	1,269,353	2,221,367
Mr. Bichsel	282,614	494,574
Ms. Pierce	390,000	682,500
Mr. Richgels	282,614	494,574
Mr. Goodall	245,778	411,684

(4)	The amounts reported for 2015 in the “Non-Equity Incentive Plan Compensation” column consist of amounts earned under the 2015 ICP as a result of achieving certain performance goals, as further described above under “Compensation Discussion & Analysis — Analysis of Key Compensation Decisions for 2015.”
(5)	The amount reported for 2015 in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column consists solely of the actuarial increase in the present value of Mr. Richgels’ benefits between 2014 and 2015 under all pension plans established by FirstMerit, determined using interest rate and mortality rate assumptions consistent with those used in FirstMerit’s financial statements, and including amounts which Mr. Richgels may not currently be entitled to receive because such amounts are not vested. With respect to Messrs. Greig and Bichsel, no amount is reported for 2015 because the actuarial present value of each of Mr. Greig’s and Mr. Bichsel’s aggregate pension benefits decreased between 2014 and 2015. The aggregate decrease for Mr. Greig’s participation in the tax-qualified Pension Program for Employees of FirstMerit Corporation and Affiliates (or Pension Plan) and the non-qualified Unfunded Supplemental Benefit Plan (or Excess Plan) between 2014 and 2015 was $216, and there was no change for Mr. Greig’s SERP benefit. The aggregate decrease for Mr. Bichsel’s participation in the Pension Plan, Excess Plan and SERP was $38,972.
(6)	For Mr. Greig, this amount includes $120,928 for dividends or dividend equivalents on restricted stock and RSUs, $10,600 for contributions made by FirstMerit to Mr. Greig’s account under the 401(k) Plan, $60,100 related to life insurance premiums paid by FirstMerit and $30,900 in insurance and perquisite-related tax payments. This amount also includes payments made on Mr. Greig’s behalf for country club dues, legal fees, long-term disability and accidental death and dismemberment insurance, security services and an executive physical examination.
(7)	For Mr. Bichsel, this amount includes $26,692 for dividends or dividend equivalents on restricted stock and RSUs, $10,600 for contributions made by FirstMerit to Mr. Bichsel’s account under the 401(k) Plan and $16,002 related to life insurance premiums paid by FirstMerit. This amount also includes payments made to Mr. Bichsel for insurance-related tax payments and on Mr. Bichsel’s behalf for long-term disability and accidental death and dismemberment insurance.
(8)	For Ms. Pierce, this amount includes $35,511 for dividends on restricted stock and RSUs, $10,600 for contributions made by FirstMerit to Ms. Pierce’s account under the 401(k) Plan, $135,000 for contributions made by FirstMerit to Ms. Pierce’s account under the 2008 SERP, and $14,050 related to life insurance premiums paid by FirstMerit. This amount also includes payments made on Ms. Pierce’s behalf for perquisite-related tax payments and an executive physical examination.
(9)	For Mr. Richgels, this amount includes $26,692 for dividends or dividend equivalents on restricted stock and RSUs, $10,600 for contributions made by FirstMerit to Mr. Richgels’ account under the 401(k) Plan and $17,900 related to life insurance premiums paid by FirstMerit. This amount also includes payments made to Mr. Richgels for insurance-related tax payments and on Mr. Richgels’ behalf for country club dues, long-term disability and accidental death and dismemberment insurance and an executive physical examination.
(10)	For Mr. Goodall, this amount includes $20,801 for dividends or dividend equivalents on restricted stock and RSUs, $10,600 for contributions made by FirstMerit to Mr. Goodall’s account under the 401(k) Plan and $80,755 for contributions made by FirstMerit to Mr. Goodall’s account under the 2008 SERP. This amount also includes payments made to Mr. Goodall for insurance-related tax payments and on Mr. Goodall’s behalf for life insurance premiums and long-term disability and accidental death and dismemberment insurance and an executive physical examination.

2015 Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	and Option Awards ($)(3)
Paul G. Greig		$423,113	$1,057,782	$2,115,564	—	—	—	—
	4/15/2015	—	—	—	16,274	65,095	113,916	$1,269,353
	4/15/2015	—	—	—	—	43,397	—	$846,242
Terrence E. Bichsel		$115,776	$289,440	$520,992	—	—	—	—
	4/15/2015	—	—	—	3,623	14,493	25,363	$282,614
	4/15/2015	—	—	—	—	9,662	—	$188,409
Sandra E. Pierce	—	$173,040	$490,280	$865,200	—	—	—	—
	4/15/2015	—	—	—	5,000	20,000	35,000	$390,000
	4/15/2015	—	—	—	—	13,334	—	$260,013
William P. Richgels		$116,568	$291,420	$524,556	—	—	—	—
	4/15/2015	—	—	—	3,623	14,493	25,363	$282,614
	4/15/2015	—	—	—	—	9,662	—	$188,409
David G. Goodall		$150,000	$425,000	$750,000	—	—	—	—
	4/15/2015	—	—	—	3,151	12,604	22,057	$245,778
	4/15/2015	—	—	—	—	8,403	—	$163,859

(1)	These columns list potential payouts for the NEOs under the 2015 ICP. The actual amounts earned by the NEOs for 2015 are included in the 2015 Summary Compensation Table above under the “Non-Equity Incentive Plan Compensation” column.
(2)	These columns list, for the first reported row, performance-vested RSU award opportunities (those based on ROACE performance) that were granted to the NEOs during 2015. These columns list, for the second reported row, performance-vested RSU award opportunities (those based on net income performance (also referred to as time-vested RSUs above)) that were granted to the NEOs during 2015. For more information about these RSUs, see “Compensation Discussion and Analysis — Analysis of Key Compensation Decisions for 2015” above.
(3)	This column lists the grant date fair value of the RSU awards granted to the NEOs, which value was computed in accordance with FASB ASC Topic 718. Performance-vested RSUs are disclosed based on the probable outcome of the relevant performance condition.

During 2015, we were a party to an employment agreement with Mr. Greig and change in control and, in some cases, for a portion of the year, displacement agreements with our NEOs. For more information about these agreements, see “Executive Compensation and Other Information — Employment Agreements” and “ — Other Executive Agreements” below. For more information about the pay mix provided to the NEOs for 2015, see “2015 Mix of Pay” above.

Outstanding Equity Awards at 2015 Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Paul G. Greig	50,734	—	$22.90	5/18/2016	—		—	—		—
	—	—	—	—	19,129	(2)	$356,756	—		—
	—	—	—	—	—		—	36,265	(5)	$676,347
	—	—	—	—	33,238	(3)	$619,889	—		—
	—	—	—	—	—		—	63,014	(6)	$1,175,211
	—	—	—	—	43,397	(4)	$809,354	—		—
	—	—	—	—	—		—	113,916	(7)	$2,124,539
Terrence E. Bichsel	15,931	—	$23.93	4/19/2016	—		—	—		—
	—	—	—	—	4,266	(2)	$79,580	—		—
	—	—	—	—	—		—	8,090	(5)	$150,883
	—	—	—	—	7,232	(3)	$134,877	—		—
	—	—	—	—	—		—	13,711	(6)	$255,715
	—	—	—	—	9,662	(4)	$180,196	—		—
	—	—	—	—	—		—	25,363	(7)	$473,015
Sandra E. Pierce	—	—	—	—	26,666	(8)	$497,321	—		—
	—	—	—	—	9,242	(3)	$172,363	—		—
	—	—	—	—	—		—	17,521	(6)	$326,767
	—	—	—	—	13,334	(4)	$248,679	—		—
	—	—	—	—	—		—	35,000	(7)	$652,750
William P. Richgels	15,221	—	$21.29	5/21/2017	—		—	—		—
	—	—	—	—	4,267	(2)	$79,580	—		—
	—	—	—	—	—		—	8,090	(5)	$150,883
	—	—	—	—	7,232	(3)	$134,877	—		—
	—	—	—	—	—		—	13,711	(6)	$255,715
	—	—	—	—	9,662	(4)	$180,196	—		—
	—	—	—	—	—		—	25,363	(7)	$473,015
David G. Goodall(9)	—	—	—	—	3,187	(2)	$59,438	—		—
	—	—	—	—	—		—	6,045	(5)	$112,730
	—	—	—	—	5,625	(3)	$104,906	—		—
	—	—	—	—	—		—	10,665	(6)	$198,893
	—	—	—	—	8,403	(4)	$156,716	—		—
	—	—	—	—	—		—	22,057	(7)	$411,364

(1)	Market value computed using $18.65, the closing share price of FirstMerit’s common shares on December 31, 2015, the last trading day of the fiscal year.
(2)	Award of RSUs, all of which generally vest on April 21, 2016.
(3)	Award of RSUs, one-half of which generally vests on each of April 21, 2016 and 2017.
(4)	Award of RSUs, one-third of which generally vests on each of April 21, 2016, 2017 and 2018.
(5)	Award of RSUs, which generally vest on April 21, 2016 based on performance during the applicable annual performance period.
(6)	Award of RSUs, one-half of which generally vests on each of March 3, 2016 and 2017 based on performance during the applicable annual performance period.
(7)	Award of RSUs, all of which generally vests on March 3, 2018 based on performance during the applicable three-year performance period.
(8)	Award of restricted shares, all of which generally vested on February 1, 2016.
(9)	Due to his resignation on April 1, 2016, all of Mr. Goodall’s outstanding equity awards were forfeited effective as of April 15, 2016.

2015 Option Exercises and Stock Vested Table

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Paul G. Greig	130,433	$2,464,560
Terrence E. Bichsel	28,538	$539,155
Sandra E. Pierce	38,172	$666,535
William P. Richgels	28,537	$539,136
David G. Goodall	21,572	$407,498

(1)	Computed based on the number of shares acquired on vesting using the closing price of our common shares on the date of vesting.

2015 Pension Benefits Table

The following table sets forth the number of years of credited service and an estimate of the present value of accumulated benefits for each of the NEOs with respect to (1) the Pension Program for Employees of FirstMerit Corporation and Affiliates (or Pension Plan), (2) the Unfunded Supplemental Benefit Plan (or Excess Plan), and (3) the SERP.

Name	Plan Name	Number of Years Credited Service (#)(1)		Present Value of Accumulated Benefit ($)(2)
Paul G. Greig	Pension Plan	0.72		$16,482
	Excess Plan	0.72		$32,215
	SERP	14.00	(3)	$20,486,888
Terrence E. Bichsel	Pension Plan	13.00		$512,875
	Excess Plan	13.00		$288,900
	SERP	16.00		$3,261,298
Sandra E. Pierce	Pension Plan	—		—
	Excess Plan	—		—
	SERP	—		—
William P. Richgels	Pension Plan	—		—
	Excess Plan	—		—
	SERP	9.00		$4,950,229
David G. Goodall	Pension Plan	—		—
	Excess Plan	—		—
	SERP	—		—

(1)	For purposes of the SERP, executives are generally 100% vested upon the attainment of ten years of credited service.
(2)	Generally, Present Value of Accumulated Benefit is based on a pre-retirement discount rate of 5.04%. Benefits were assumed to be paid as a lump sum at the earliest retirement age in each plan (age 65). Lump sum present values were based on postretirement discount segment rate of 4.23% and the postretirement mortality table specified in Section 417(e) of the Code. Benefits earned prior to June 2004 in the Pension Plan and Excess Plan are available in a lump sum form of payment at retirement.
(3)	Pursuant to age and service credits granted to Mr. Greig during fiscal 2008 and 2009, Mr. Greig has historically been entitled to six years of age and service credit under the SERP beyond his years of actual service.

Executive Retirement Plans

FirstMerit sponsors the following five executive retirement plans: (1) the Pension Plan; (2) the Excess Plan; (3) the 2008 Unfunded Supplemental Benefit Plan (or 2008 Excess Plan); (4) the SERP; and (5) the 2008 Supplemental Executive Retirement Plan (or 2008 SERP).

Pension Plan

Under the tax-qualified Pension Plan, pension benefits at normal retirement age (65) are based on the final average earnings (as described below) of each participant. The benefits payable equal: (1) the sum of 1.35 percent of such average base salary multiplied by the number of years of credited service prior to January 1, 2005, up to 40 years, plus 0.55 percent of such average base salary in excess of “covered compensation,” multiplied by the number of years of credited service earned prior to January 1, 2005, up to 35 years; plus (2) the sum of one percent of such average base salary multiplied by the number of years of credited service earned after January 1, 2005, up to 40 years (including years of service earned prior to January 1, 2005). “Covered compensation” for this purpose means the average (without indexing) of the Social Security taxable wage base in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) Social Security retirement age. Final average earnings are based upon the average of the four highest-paid consecutive calendar years of compensation out of the last ten years worked. Final average earnings are based on base salary and do not include overtime, bonuses, equity awards or other incentive compensation. Compensation recognized under the Pension Plan is limited based on the limits of Section 401(a)(17) of the Code.

Previously, employees were eligible to participate in the Pension Plan after attaining age 21 and working one year of at least 1,000 hours and became fully vested in their benefits upon the completion of five years of participating service, with the benefit payable to them on an unreduced basis at age 65 (normal retirement). However, effective January 1, 2007, benefit accruals under the Pension Plan ceased for employees with less than five years of services as of December 31, 2006.

The Pension Plan offers several optional forms of payment, including five, 10, and 15 year certain or life annuities and 50%, 66-2/3%, 75% and 100% joint and survivor annuities. Benefits earned prior to June 30, 2004 are also eligible to be taken as a lump sum distribution at retirement. The benefit paid under any of these options is actuarially equivalent to the life annuity benefit produced by the formula above. Employees are eligible to commence early retirement benefits at age 55 with 15 years of service. For participants with 25 or more years of service at retirement, the normal retirement benefit is reduced 3% annually for each year prior to age 65. For participants with less than 25 years of service at retirement, the normal retirement benefit is reduced 3% for each year retirement is taken prior to age 65 but after age 62, and 5% annually if retirement is taken prior to age 62. During 2015, none of the NEOs were eligible to take early retirement under the Pension Plan.

Excess Plan

The Excess Plan is an unfunded arrangement that provides Pension Plan participants with the additional benefit that would be payable under the normal Pension Plan benefit calculations if those calculations were not subject to maximum limits on pensions under the Code. Previously, all of our employees who had a base salary large enough to qualify were covered under the Excess Plan; however, effective January 1, 2007, benefit accruals under the Excess Plan ceased for non-vested employees as of December 31, 2006. The provisions of the Excess Plan are the same as the Pension Plan, and benefits payable under the Excess Plan are reduced by any benefits payable from the Pension Plan.

2008 Excess Plan

The 2008 Excess Plan is an unfunded arrangement designed to provide eligible 401(k) Plan participants with the additional contributions that could not be provided under the 401(k) Plan as a result of limits under the Code. Previously, eligible employees became participants under the 2008 Excess Plan in the first plan year (which we refer to as a Plan Year) during which the eligible employee participated in the 401(k) Plan and the eligible employee’s benefits under the profit sharing feature and/or the Retirement Investment Plan were affected by the limitations set forth in Section 401(a)(17) of the Code. However, FirstMerit ceased making contributions under the 2008 Excess Plan effective December 31, 2012.

Pursuant to the 2008 Excess Plan, FirstMerit maintains an account for each participant. With respect to each Plan Year prior to 2013, FirstMerit made a deemed contribution to each participant’s account in an amount equal to the excess, if any, of: (1) the maximum profit sharing and/or Retirement Investment Plan amount that could have been credited to an account for the participant’s benefit for the Plan Year under the 401(k) Plan if the limitations under Section 401(a)(17) of the Code were not applied; minus (2) the actual profit sharing and/or Retirement Investment Plan amount that was actually credited to the participant’s account for such Plan Year under the 401(k) Plan. A participant will be vested in all 2008 Excess Plan contributions and all discretionary contributions in the same percentage as the participant is vested in profit sharing and Retirement Investment Plan contributions under the 401(k) Plan. In addition, a participant will become 100% vested upon the earliest to occur of: (1) a determination that the participant is Disabled prior to the participant’s Separation from Service; (2) the participant’s Separation from Service due to his or her death; or (3) the participant’s Separation from Service by us without Cause or by the participant for Good Reason, in each case, within two years following a Change in Control (as such initially capitalized terms are defined in the 2008 Excess Plan). Any amounts credited to a participant’s account that are not vested at the time of a participant’s Separation from Service are forfeited. Participant accounts are credited with earnings determined as if the account were invested in investment indices available under the 401(k) Plan, or in FirstMerit common shares, as selected by the participant.

Except as otherwise provided, a participant in the 2008 Excess Plan will receive a distribution in cash equal to the value of the vested portion of their account generally within 90 days following their Separation from Service with FirstMerit. Each participant may elect to receive his or her vested distributions either in a single lump sum payment or in ten equal annual installments. If a participant incurs a Separation from Service by FirstMerit for Cause, all amounts credited to the participant’s account (whether or not vested) are forfeited as of the date of the Separation from Service. Participants agree not to compete with us for a period of three years following their Separation from Service. In addition, each participant agrees that in the event of a violation of the non-competition provision, the participant may be required to repay FirstMerit an amount equal to all distributions received by the participant and to forfeit any amounts credited to his or her account.

SERP

The purpose of the SERP is to provide executives with a monthly retirement benefit equal to 50% of their average earnings after accounting for all other employer-provided sources of retirement income. Of the NEOs, Messrs. Greig, Bichsel and Richgels each are participants under the SERP. The first step in calculating the benefit payable to a SERP participant at retirement is to determine the Target Benefit:

Target Benefit: 50% of Average Total Monthly Earnings (average of the highest three out of the last five years). The Target Benefit is reduced by 3% for each year the participant’s attained age is less than age 65 (in other words, the Target Benefit is multiplied by .91 for an executive retiring at age 62).

Once the Target Benefit has been calculated, it is then offset by retirement benefits provided from other sources, including benefits from other FirstMerit retirement plans, benefits provided from prior employers’ retirement plans, and 50% of the benefit provided from Social Security (since FirstMerit and the employee each pay 50% of the required Social Security tax). The SERP benefit is generally calculated as follows:

•	Target Benefit (as defined above, after reduction for early commencement); less

•	Monthly benefit payable from the qualified Pension Plan (reduced for early commencement); less

•	Monthly benefit payable from the Excess Plan (reduced for early commencement); less

•	Monthly benefits payable from prior employer defined benefit plans (reduced for early commencement); less

•	Actuarial equivalent monthly payments from prior employer defined contribution plan account balances (rolled forward with 6.5% earnings, if actual earnings are not available); less

•	FirstMerit matching contributions to the 401(k) Plan since January 1, 2001, converted to an actuarial equivalent monthly life annuity; less

•	FirstMerit contributions to the Profit Sharing Plan rolled forward with 7% earnings and converted to an actuarial equivalent monthly life annuity; less

•	FirstMerit contributions to the Retirement Investment Plan rolled forward with 7% earnings and converted to an actuarial equivalent monthly life annuity; and less

•	50% of primary Social Security monthly benefit.

Finally, the benefit resulting from the above calculation is generally multiplied by a Vesting Percentage based on the executive’s length of service in the SERP. The Vesting Percentage is determined as follows:

•	Vesting Percentage = Vesting Service multiplied by 10%.

•	If termination is on or after age 55, the minimum Vesting Percentage is 50% at age 55 and increases by 10% on each anniversary date thereafter.

Benefits earned after December 31, 2004 in the SERP are payable as a lump sum or as an annuity based on an election that was submitted in 2005 in order to comply with Section 409A of the Code. Benefits earned on or before December 31, 2004 are payable in a life annuity or five, 10, or 15 year certain life annuities, and 50%, 66 2/3% and 100% joint and survivor annuities, and can be taken as a lump sum distribution. Prior to 2001, the Target Benefit in the SERP was based on 65% of base pay. If this formula would yield a higher benefit for any executive who was a participant in the SERP as of December 31, 2000, this benefit would be payable as a minimum benefit. Executives are eligible to commence early retirement benefits in the SERP at age 55 with five years of service. As described above, the 50% Target Benefit in the SERP is reduced by 3% per year prior to age 65. The SERP was closed to all non-participating executives as of December 31, 2007. During 2015, only Mr. Greig was eligible to take early retirement under the SERP.

In the event that a participant commits certain significant acts contrary to the interests of FirstMerit, including felonious criminal activity, disclosure of confidential information, and violations of obligations owed to FirstMerit, then all or a portion of the participant’s benefits under the SERP may be forfeited, and all or a portion of the participant’s pre-2005 benefits may be suspended. Under the terms of the SERP, participants agree not to compete with FirstMerit for a period of three years following their termination of employment. If a participant competes against FirstMerit during that time, all or a portion of the participant’s benefits under the SERP may be forfeited, and all or a portion of the participant’s pre-2005 benefits may be suspended.

With respect to Mr. Greig’s participation in the SERP, in December 2013, the Board of Directors approved, based on the recommendation of the Compensation Committee, an amendment to the SERP primarily to freeze the benefit payable under the SERP to Mr. Greig at the level of the benefit accrued by Mr. Greig under the SERP as of November 30, 2013. As a result of this freeze, neither later increases nor decreases in the CEO’s compensation nor any other change in circumstances will cause any increase or decrease in the amount payable to Mr. Greig under the SERP.

2008 SERP

The 2008 SERP is a nonqualified defined contribution plan designed for a select group of highly compensated employees, serving in executive tier positions who are not eligible to participate in the closed SERP. Eligible employees become participants under the 2008 SERP only upon designation by the Compensation Committee. During 2015, Mr. Goodall and Ms. Pierce were the only NEOs of FirstMerit participating in the 2008 SERP.

Pursuant to the 2008 SERP, FirstMerit maintains an account for each participant and makes an annual contribution to each participant’s account in an amount equal to 10% of the participant’s compensation for the portion of the plan year during which such participant was eligible to participate in the 2008 SERP. Except as otherwise determined by the Compensation Committee, each participant becomes 100% vested in their participant account upon the completion of at least 1,000 hours of service in three consecutive plan years. However, participants also become 100% vested upon the earliest occurrence of: (1) the participant’s death; (2) a determination that the participant is Disabled prior to his or her Separation from Service; or (3) termination of the participant by us Without Cause or the voluntary resignation of the participant for Good Reason, in each case, within two years following a Change in Control (as such initially capitalized terms are defined in the 2008 SERP). All amounts credited to a participant’s account that are not vested at the time of the participant’s Separation from Service are forfeited. A participant in the 2008 SERP will receive a distribution in cash equal to the value of the vested portion of his or her account generally within 90 days following his or her Separation from Service with FirstMerit. Pursuant to the 2008 SERP, each participant may direct that the participant’s account be valued as if it is invested in one or more investment fund indices that are available to participants in the 401(k) Plan. Under the 2008 SERP, each participant may elect to receive his or her vested distributions either in a single lump sum payment or in ten equal annual installments.

In the event that FirstMerit terminates a participant For Cause (as defined in the 2008 SERP), the participant forfeits all amounts credited to his or her account (whether vested or unvested) as of the date of his or her Separation from Service. Under the terms of the 2008 SERP, participants agree not to compete with FirstMerit for a period of three years following their Separation from Service. Additionally, each participant agrees that in the event of a violation of the non-competition provision, the participant will be required to repay FirstMerit an amount equal to all distributions received by the participant and will forfeit any amounts credited to their account.

2015 Nonqualified Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(1)	Aggregate Balance at Last FYE ($)(2)
Paul G. Greig	Executive Deferred Plan	—	—	—	—
	2008 Excess Plan	—	—	$46	$342,206
	2008 SERP	—	—	—	—
Terrence E. Bichsel	Executive Deferred Plan	—	—	$25,316	$1,172,003
	2008 Excess Plan	—	—	$76	$5,945
	2008 SERP	—	—	—	—
Sandra E. Pierce	Executive Deferred Plan	—	—	—	—
	2008 Excess Plan	—	—	—	—
	2008 SERP	—	$135,000	$3,093	$184,705
William P. Richgels	Executive Deferred Plan	—	—	—	—
	2008 Excess Plan	—	—	$293	$93,310
	2008 SERP	—	—	—	—
David G. Goodall	Executive Deferred Plan	—	—	$(64)	$5,889
	2008 Excess Plan	—	—	$15	$37,962
	2008 SERP	—	$80,755	$14,248	$385,845

(1)	All earnings in 2015 are tied to the performance of common shares or other designated investment fund indices, are not above-market and are not included in the 2015 Summary Compensation Table. All company contributions are included in the 2015 Summary Compensation Table.
(2)	The following amounts listed in this column were previously reported in the Summary Compensation Table as compensation: for the Executive Deferred Plan, Mr. Bichsel, $660,431 and Mr. Goodall, $4,100; for the 2008 Excess Plan, Mr. Greig, $269,740; Mr. Bichsel, $3,969; Mr. Richgels, $66,053 and Mr. Goodall, $29,854; and for the 2008 SERP, Ms. Pierce, $50,417 and Mr. Goodall $292,212.

Executive Deferred Compensation Plan

Under the Executive Deferred Plan, FirstMerit offers flexibility to certain key employees with respect to the form and timing of compensation payments by providing participating executives the opportunity to defer a portion of their annual base salary and ICP compensation, if any, and invest in our common shares and/or an asset account. Under the Executive Deferred Plan, base salary up to 90% and cash incentive payments up to 100% can each be deferred in 1% increments. Executives electing to participate in the Executive Deferred Plan have the option of investing deferred compensation into a stock account and/or asset account, both of which are maintained by us in the participant’s name.

If a participating executive chooses to establish a stock account, we will maintain the account in the participant’s name and credit the account with stock credits equal to the number of Company common shares that could have been purchased with the amount of any deferred compensation, at the closing price of common shares on the day the stock account is credited. In addition, the stock account is credited with any dividends paid on FirstMerit common shares. Participants are 100% vested in their stock account at all times.

Participants in the Executive Deferred Plan may also elect to establish an annual asset account, which we will maintain in the participant’s name. Under the asset account deferral option, participants are provided the option to have deferred compensation credited to mirror investment fund indices that are available to participants in the 401(k) Plan. Each participant’s asset account will be deemed to be credited and debited on a daily basis based on the performance of each investment fund in which a participant’s asset account is deemed to be invested. Under the Executive Deferred Plan, the Compensation Committee has sole discretion in the selection, number and types of investment funds available for investment and may change or eliminate investment funds from time-to-time in its sole discretion. The deemed earnings, gains and losses of each participant’s asset account are determined based upon the performance of the participant’s selected investment funds. Participants are 100% vested in their asset accounts at all times.

For deferrals prior to January 1, 2005, distribution of a participant’s stock account is to be made within 30 days after the last day of the month in which termination of employment occurs, provided that a retiring participant may elect to receive amounts in his or her stock account in a single payment or in up to 120 monthly installments. For deferrals on or after January 1, 2005, unless a participant elects an in-service distribution as described below, distribution of a participant’s stock and/or asset account may be made no sooner than six months after termination of employment, provided that a retiring participant may elect to receive amounts in his or her stock and/or asset account in a single payment or in installments for up to 10 years. With respect to deferrals made prior to January 1, 2005, a participant may also elect to withdraw all or a portion of amounts in the stock account in a single sum or in up to five equal annual installments during employment, provided such election is made at least one year prior to the date of the requested distribution. With respect to amounts deferred after December 31, 2004, a participant may elect to receive an in-service distribution of his or her annual deferrals, provided the election is made at the time of the deferral election and the deferrals remain in the plan for a minimum of three years. Notwithstanding the foregoing, all of a participant’s stock and/or asset account will be distributed to a participant’s beneficiary upon the participant’s death according to the election made by the participant. Distributions from a stock account are made in whole common shares, while distributions from a participant’s asset account will be made in cash.

Employment Agreements

On May 15, 2006, FirstMerit entered into an employment agreement with Mr. Greig (which we refer to as the Greig Agreement) to retain him as our President and Chief Executive Officer. The Greig Agreement was subsequently amended on January 17, 2008 and January 8, 2009. The initial term of the Greig Agreement was set to expire on May 31, 2009; however, since neither FirstMerit nor Mr. Greig delivered written notice on or before June 1, 2008 of an intent not to renew the Greig Agreement, the Greig Agreement continued for an additional one-year term. The Greig Agreement will continue to renew for additional one-year terms (which we refer to as Additional One-Year Terms) unless either party delivers a written notice of an intent not to renew the Greig Agreement at least 12 months before the beginning of the next Additional One-Year Term. As of the date of this report, neither FirstMerit nor Mr. Greig has provided a notice of non-renewal.

As amended, the Greig Agreement provided for an initial base salary of $689,037.36, which may be (and has been) increased during the term at the discretion of the Board of Directors. Mr. Greig is also entitled to participate in any long-term or short-term cash bonus program that we adopt or maintain for our senior executives and shall be assigned a target bonus of no less than 100% of his base salary, with the payment conditions for such bonus established by the Compensation Committee. Additionally, Mr. Greig is entitled to participate in the health, welfare and retirement benefit and perquisite programs provided to our senior executives and is entitled to long-term disability insurance and reimbursement for one country club membership. Furthermore, Mr. Greig is entitled to reimbursement each year for the annual premiums he incurs for a variable, whole life insurance policy with a face value of $1,500,000 and is entitled to a distribution of 40 percent of the amount of any premiums taxable to him on account of such policy.

For a period of 24 full calendar months after Mr. Greig’s employment terminates for any reason (or 12 full calendar months after termination pursuant to either FirstMerit or Mr. Greig delivering a notice of intent not to renew the Greig Agreement), he will not directly or indirectly engage in any business that competes with us or our affiliates in any state where we or our affiliates have an office or branch during the term of the Greig Agreement and any state contiguous thereto. In addition, Mr. Greig is prohibited during the same time periods from soliciting, influencing or inducing any employee of the company or its affiliates to leave his or her employment.

If the Greig Agreement is terminated by FirstMerit without Cause or by Mr. Greig for Good Reason or is not renewed, Mr. Greig will be entitled to certain severance payments and other benefits (as such initially capitalized terms are defined in this paragraph). For a termination by FirstMerit without Cause or by Mr. Greig for Good Reason, these payments and benefits include payments equal to three times base salary and three times the most recent “target” cash bonus as well as continuation of health and life insurance benefits for 36 months. A portion of these severance payments are conditioned on Mr. Greig’s compliance with the non-competition provisions. Under the Greig Agreement, “Cause” is defined generally as: (1) any act of fraud, intentional misrepresentation, embezzlement, misappropriation or conversion of assets of FirstMerit; (2) conviction of Mr. Greig of a felony or intentional and repeated violations by Mr. Greig of our written policies or procedures; (3) unauthorized disclosure of certain company confidential information; (4) intentional and material breach of any contract with, or violation of any legal obligation owed to, FirstMerit; (5) willful and intentional failure by Mr. Greig to materially comply (to the best of his ability) with a specific, written direction of the Board of Directors; (6) willful engagement in gross misconduct that is injurious to us; (7) Mr. Greig’s material breach of the Greig Agreement; or (8) any intentional cooperation with any party attempting to effect a change in control of FirstMerit unless the Board of Directors has approved or ratified that action before such change in control or if such cooperation is required by law. Under the Greig Agreement, “Good Reason” is defined generally as: (1) any breach of the Greig Agreement by or on behalf of FirstMerit; (2) a reduction in Mr. Greig’s title, duties, responsibilities or status; (3) the assignment to Mr. Greig of duties that are inconsistent with his office; (4) the modification of his reporting responsibilities; (5) certain involuntary reductions in base salary; (6) relocation to an office more than 50 miles distant from Akron, Ohio; (7) involuntary discontinuance of Mr. Greig’s participation in any company benefit plan unless the plan is discontinued equally to all participants; (8) any termination of employment or discontinuation of benefits during any period that Mr. Greig is unable to perform his duties due to a disability but before the end of the disability determination period; (9) an unsuccessful attempt by FirstMerit to terminate Mr. Greig for Cause or any attempted termination that is not effected pursuant to the required notice; or (10) our failure to obtain an assumption of our obligations under the Greig Agreement by any successor.

Other Executive Agreements

Change in Control Agreements

To promote stability among certain key officers, FirstMerit is a party to Amended Change in Control Agreements with certain executive officers of the Company, including each of the NEOs. Pursuant to the terms of the Amended Change in Control Agreements, covered executive officers are provided with certain benefits upon the occurrence of: (1) a Change in Control (as defined in the Amended Change in Control Agreements); or (2) certain termination events following a Change in Control. In the event of a Change in Control, whether or not resulting in termination, covered executives are provided with the automatic vesting of all outstanding equity awards. However, in the event that a covered executive is subsequently terminated for Cause (as defined in the Amended Change in Control Agreements), the executive will not be entitled to benefits under the Amended Change in Control Agreements.

If a Change in Control has occurred and during the Protection Period a covered executive’s employment is terminated: (1) by FirstMerit other than for Cause, Disability or death; or (2) by the executive for Good Reason (as such terms are defined in the Amended Change in Control Agreements), covered executives are generally provided with base salary, incentive compensation (at the “target” or higher level) and medical, life and accidental death and dismemberment insurance for a designated period following termination. In regards to base salary and incentive compensation, the executive officer is entitled to an amount payable in one lump sum equal to the NEO’s base salary (at the highest annualized rate in effect during the period after or immediately prior to the Change in Control) multiplied by a specific variable. Mr. Greig has a multiple of 3.0, and all other NEOs have a multiple of 2.5. Each NEO is also entitled to receive an amount equal to the target level of incentive compensation during the year of the date of termination, multiplied by the same variable. Finally, each NEO also receives benefits for a period after termination corresponding with their specific multiple (in other words, 30 months for a 2.5 multiple and 36 months for a 3.0 multiple), which must include medical and life insurance benefits identical to those in effect just before the Change in Control.

None of the Amended Change in Control Agreements include a provision providing for the gross-up of excise taxes incurred with respect to so-called “golden parachute payments” under Section 280G of the Code. Each Amended Change in Control Agreement provides that if any payments or benefits, whether provided pursuant to the Amended Change in Control Agreement or otherwise, would constitute a “golden parachute” payment, then the amount of such payments or benefits will be reduced to the extent necessary so as not to constitute a “golden parachute payment” for purposes of Section 280G of the Code (but, in Mr. Greig’s case, only if that reduction results in a better net after-tax benefit to Mr. Greig).

In return for the benefits provided, covered executives agree to abide by certain confidentiality, cooperation and disclosure obligations in regards to the Company during a potential Change in Control situation, and in the case of executives other than Mr. Greig, certain non-competition provisions for a period of one year if: (1) the executive voluntarily terminates their employment for Good Reason following a Change in Control: or (2) we terminate the executive other than for Cause, Disability or death following a Change in Control.

Displacement Agreements

In addition to the Amended Change in Control Agreements, FirstMerit was a party during most of 2015 to displacement agreements with certain of our executive officers, including each of the NEOs (excluding Ms. Pierce). The displacement agreements each provided that if there was a merger, acquisition or like transaction that did not result in or involve a change in control of FirstMerit and the NEO was subsequently terminated without Cause or voluntarily terminated for Good Reason (as such terms were defined in the displacement agreements) during the term of his or her agreement, the officer would have been entitled to receive certain benefits similar to those provided for a qualifying termination under the Amended Change in Control Agreements. The Citizens acquisition in 2013 was deemed to be a displacement for purposes of the displacement agreements. However, in the latter half of 2015, our NEOs (and other executives) entered into agreements with us terminating their displacement agreements.

Potential Payments Upon Termination or Change in Control

The tables that follow set forth a summary of the potential amounts payable to each NEO, based upon the closing price of our common shares effective December 31, 2015, the last trading day of the fiscal year, of $18.65, under various potential termination and change in control scenarios, including those provided pursuant to the Amended Change in Control Agreements. Additionally, for Mr. Greig, the only NEO with an employment agreement, the table also provides an estimate of payments that would have been owed to him under the various termination provisions set forth in his employment agreement. On April 1, 2016, Mr. Goodall resigned from FirstMerit. See below for more information about his departure.

For Paul G. Greig, Chairman, President and Chief Executive Officer

Compensation Component	Voluntary Termination Without Good Reason(1)	Retirement(2)	Involuntary for Cause(1)	Involuntary Without Cause or Voluntary for Good Reason(1)	Disability(3)	Death(4)	CIC + Involuntary for Cause(5)	CIC + Voluntary Without Good Reason(6)	CIC+ Involuntary Without Cause or Voluntary for Good Reason(7)
Pension Plan	$16,482	$16,482	$16,482	$16,482	$16,482	$8,241	$16,482	$16,482	$16,482
2008 Excess Plan	$342,206	$342,206	—	$342,206	$342,206	$342,206	—	$342,206	$342,206
Excess Plan	$32,215	$32,215	$32,215	$32,215	$32,215	$16,108	$32,215	$32,215	$32,215
SERP	$20,486,888	$20,486,888	—	$20,486,888	$20,486,888	$20,486,888	—	$20,486,888	$20,486,888
Life Insurance(8)	$290,417	$290,417	$290,417	$290,417	$290,417	$1,500,000	$290,417	$290,417	$290,417
Cash Severance (Base Salary)	—	—	—	$3,173,346	—	—	—	—	$3,173,346
Cash Severance (Bonus)	—	—	—	$3,173,346	—	—	—	—	$3,173,346
Restricted Stock Value	—	—	—	—	—	—	—	—	—
RSU Value	—	—	—	$4,058,060	$4,058,060	$4,058,060	—	$4,058,060	$4,058,060
Health and Welfare Benefits	—	—	—	$277,027	—	—	—	—	$277,027
Outplacement	—	—	—	—	—	—	—	—	$35,000
Excise Tax Forfeiture(9)	—	—	—	—	—	—	—	—	—

Total Value	$21,168,208	$21,168,208	$339,114	$31,849,987	$25,226,268	$26,411,503	$339,114	$25,226,268	$31,884,987

For Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer

Compensation Component	Any Termination Not Otherwise Listed(1)	Retirement(2)	Disability(3)	Death(4)	CIC + Involuntary for Cause(5)	CIC + Voluntary Without Good Reason(6)	CIC+ Involuntary Without Cause or Voluntary for Good Reason(7)
Pension Plan	$512,875	$512,875	$512,875	$256,438	$512,875	$512,875	$512,875
2008 Excess Plan	$5,945	$5,945	$5,945	$5,945	—	$5,945	$5,945
Excess Plan	$288,900	$288,900	$288,900	$144,450	$288,900	$288,900	$288,900
SERP	$3,261,298	$3,261,298	$3,261,298	$3,261,298	—	$3,261,298	$3,287,550
Nonqualified Deferred Comp Balance	$1,172,003	$1,172,003	$1,172,003	$1,172,003	$1,172,003	$1,172,003	$1,172,003
Life Insurance(8)	$242,610	$242,610	$242,610	$500,000	$242,610	$242,610	$242,610
Cash Severance (Base Salary)	—	—	—	—	—	—	$1,206,000
Cash Severance (Bonus)	—	—	—	—	—	—	$723,600
Restricted Stock Value	—	—	—	—	—	—	—
RSU Value	—	$897,314	$897,314	$897,314	—	$897,314	$897,314
Health and Welfare Benefits	—	—	—	—	—	—	$73,032
Outplacement	—	—	—	—	—	—	$25,000
Excise Tax Forfeiture(9)	—	—	—	—	—	—	—

Total Value	$5,483,631	$5,483,631	$6,380,945	$6,237,448	$2,216,388	$6,380,945	$8,434,829

For Sandra E. Pierce, Vice Chairman, FirstMerit Corporation, and Chairman & CEO, FirstMerit Michigan

Compensation Component	Any Termination Not Otherwise Listed(1)	Retirement(2)	Disability(3)	Death(4)	CIC + Involuntary for Cause(5)	CIC + Voluntary Without Good Reason(6)	CIC+ Involuntary Without Cause or Voluntary for Good Reason(7)
2008 SERP	—	—	$184,705	$184,705	—	—	$184,705
Life Insurance(8)	$33,272	$33,272	$33,272	$500,000	$33,272	$33,272	$33,272
Cash Severance (Base Salary)	—	—	—	—	—	—	$1,447,000
Cash Severance (Bonus)	—	—	—	—	—	—	$1,229,950
Restricted Stock Value	—	—	$497,340	$497,340	—	$497,340	$497,340
RSU Value	—	—	$980,766	$980,766	—	$980,766	$980,766
Health and Welfare Benefits	—	—	—	—	—	—	$81,733
Outplacement	—	—	—	—	—	—	$25,000
Excise Tax Forfeiture(9)	—	—	—	—	—	—	—

Total Value	$33,272	$33,272	$1,696,083	$2,162,811	$33,272	$1,511,378	$4,479,766

For William P. Richgels, Senior Executive Vice President and Chief Credit Officer

Compensation Component	Any Termination Not Otherwise Listed(1)	Retirement(2)	Disability(3)	Death(4)	CIC + Involuntary for Cause(5)	CIC + Voluntary Without Good Reason(6)	CIC+ Involuntary Without Cause or Voluntary for Good Reason(7)
2008 Excess Plan	$93,310	$93,310	$93,310	$93,310	—	$93,310	$93,310
SERP	$4,950,229	$4,950,229	$4,950,229	$4,950,229	—	$4,950,229	$4,950,229
Life Insurance(8)	$145,395	$145,395	$145,395	$500,000	$145,395	$145,395	$145,395
Cash Severance (Base Salary)	—	—	—	—	—	—	$1,214,250
Cash Severance (Bonus)	—	—	—	—	—	—	$728,550
Restricted Stock Value	—	—	—	—	—	—	—
RSU Value	—	$897,314	$897,314	$897,314	—	$897,314	$897,314
Health and Welfare Benefits	—	—	—	—	—	—	$79,565
Outplacement	—	—	—	—	—	—	$25,000
Excise Tax Forfeiture(9)	—	—	—	—	—	—	—

Total Value	$5,188,934	$5,188,934	$6,086,248	$6,440,853	$145,395	$6,086,248	$8,133,613

For David G. Goodall, Former Vice Chairman, Chief Commercial Banking Officer

Compensation Component	Any Termination Not Otherwise Listed(1)	Retirement(2)	Disability(3)	Death(4)	CIC + Involuntary for Cause(5)	CIC + Voluntary Without Good Reason(6)	CIC+ Involuntary Without Cause or Voluntary for Good Reason(7)
2008 Excess Plan	$37,962	$37,962	$37,962	$37,962	—	$37,962	$37,962
2008 SERP	$385,845	$385,845	$385,845	$385,845	—	$385,845	$385,845
Nonqualified Deferred Comp Balance	$5,889	$5,889	$5,889	$5,889	$5,889	$5,889	$5,889
Life Insurance(8)	$27,848	$27,848	$27,848	$500,000	$27,848	$27,848	$27,848
Cash Severance (Base Salary)	—	—	—	—	—	—	$1,250,000
Cash Severance (Bonus)	—	—	—	—	—	—	$1,062,500
Restricted Stock Value	—	—	—	—	—	—	—
RSU Value	—	—	$734,238	$734,238	—	$734,238	$734,238
Health and Welfare Benefits	—	—	—	—	—	—	$48,835
Outplacement	—	—	—	—	—	—	$25,000
Excise Tax Forfeiture(9)	—	—	—	—	—	—	—

Total Value	$71,699	$71,699	$1,191,782	$1,663,934	$33,737	$805,937	$3,578,117

(1)	For Mr. Greig, the amounts are determined pursuant to the terms of his employment agreement and other applicable benefit arrangements. For the other NEOs, none of whom has an employment agreement with us, the amounts are determined pursuant to the applicable benefit arrangements. As indicated above, Mr. Greig would forfeit all of the benefit under the SERP if the Compensation Committee determines that Mr. Greig should forfeit his SERP benefit if he has committed an act that constitutes “cause” (as described in the SERP), and would forfeit all of the benefit under the 2008 Excess Plan for a termination for “cause” (as defined in the 2008 Excess Plan).
(2)	Upon retirement, performance-vested RSUs will be subject to continued vesting based on actual performance, and time-vested RSUs will be, subject to their performance contingency, nonforfeitable, subject to the Compensation Committee’s negative discretion.
(3)	Upon the termination of an NEO’s employment as a result of a permanent disability, the NEO is entitled to all accrued benefits under the Pension Plan, Excess Plan, 2008 Excess Plan, SERP and 2008 SERP, as applicable. In addition, all unvested time-based restricted stock awards and all unvested stock option awards will vest in full. Performance-vested RSUs will be subject to continued vesting based on actual performance, and time-vested RSUs will be, subject to their performance contingency, nonforfeitable, subject to the Compensation Committee’s negative discretion. As all outstanding stock options are currently fully vested, the amounts in the “Restricted Stock Value” and “RSU Value” rows represent only the value of the accelerated (or continued) vesting of unvested restricted stock and RSU awards outstanding for the NEOs.
(4)	Upon death, each NEO’s designated beneficiary is entitled to receive a monthly payment equal to a 50% Joint and Survivor benefit of the NEO’s accrued Pension Plan and Excess Plan. The 2008 Excess Plan benefit is payable at 100%. Additionally, designated beneficiaries are entitled to pre-2005 SERP benefits in either (A) a 15-year certain annuity payment based on 100% of the NEO’s accrued benefits (if a member prior to 2001) or (B) a 50% Joint and Survivor benefit of the NEO’s accrued benefit under the SERP; post-2004 benefit accruals are payable at 100%. The 2008 SERP benefit is also payable at 100%. In addition, all unvested time-based restricted stock awards and all unvested stock option awards will vest in full. Performance-vested RSUs will be subject to continued vesting based on actual performance, and time-vested RSUs will be, subject to their performance contingency, nonforfeitable, subject to the Compensation Committee’s negative discretion. As all outstanding stock options are currently fully vested, the amounts in the “Restricted Stock Value” and “RSU Value” rows represent only the value of the accelerated (or continued) vesting of unvested restricted stock and RSU awards outstanding for the NEOs.
(5)	Pursuant to the Amended Change in Control Agreements, executive officers that are terminated “For Cause” are not entitled to any additional compensation and only receive benefits accrued under the Pension Plan, Excess Plan, the 2008 Excess Plan, the SERP and 2008 SERP. As indicated above, Mr. Greig and the other applicable NEOs would forfeit all of the benefit under the SERP if the Compensation Committee determines that they should forfeit their SERP benefit if they have committed an act that constitutes “cause” (as described in the SERP), and would forfeit all of the benefit under the 2008 Excess Plan and 2008 SERP for a termination for “cause” (as defined in the 2008 Excess Plan and 2008 SERP).
(6)	Pursuant to the Amended Change in Control Agreements, all unvested time-based restricted stock and time-based and performance-based RSU awards and all unvested stock option awards vest in full upon the change in control. As all outstanding stock options are currently fully vested, the amounts in the “Restricted Stock Value” and “RSU Value” rows represent only the value of the accelerated vesting of unvested restricted stock and RSU awards outstanding for the NEOs.
(7)

Pursuant to the Amended Change in Control Agreements, the calculation of “Cash Severance (Base Salary)” equals the product of the NEO’s base salary (at the highest annualized rate in effect during the period after or immediately prior to the change in control) multiplied by the NEO’s specific multiple (3.0 for Mr. Greig and 2.5 for our other NEOs). In addition, the calculation of each NEO’s “Cash Severance (Bonus)” is equal to the product of the target level of incentive compensation during the year in which the termination occurs, multiplied by the same multiple. Moreover, pursuant to the Amended

Change in Control Agreements, all unvested time-based restricted stock and time-based and performance-based RSU awards and all unvested stock option awards vest in full upon the change in control and, as all outstanding stock options are currently fully vested, the amounts in the “Restricted Stock Value” and “RSU Value” rows represent only the value of the accelerated vesting of unvested restricted stock and RSU awards outstanding for the NEOs. The calculation of “Health and Welfare Benefits” includes identical medical, life and accidental death and dismemberment insurance benefits to those available to the NEO prior to the event corresponding with their specific multiple (in other words, 30 months for a 2.5 multiple, 36 months for a 3.0 multiple).
(8)	For all events other than death, the amount represents the cash surrender value for each NEO’s life insurance policy. In the event of death, the amount represents the benefit to be received by each NEO’s designated beneficiary under the executive’s life insurance policy.
(9)	Pursuant to the Amended Change in Control Agreements, compensation and benefits for each NEO, other than Mr. Greig, that are subject to Internal Revenue Code Section 280G must be less than what Section 280G characterizes as a “golden parachute.” Consequently, the amount presented reflects the compensation that the NEOs must forfeit under the Amended Change in Control Agreements in order to not exceed the Section 280G threshold. Mr. Greig’s Amended Change in Control Agreement provides that if any payments or benefits, whether provided pursuant to the Amended Change in Control Agreement or otherwise, would constitute a “golden parachute” payment, then the amount of such payments or benefits will be reduced to the extent necessary so as not to constitute a “golden parachute payment” for purposes of Section 280G of the Code, but only if that reduction results in a better net after-tax benefit to Mr. Greig. Since the amounts payable to Mr. Greig as of December 31, 2015 did not constitute a “golden parachute,” Mr. Greig was not subject to the excise tax imposed under Section 280G and therefore would not have been subject to any reduction.

Goodall Departure

On April 1, 2016, Mr. Goodall resigned as an officer and employee of FirstMerit. As a result of his termination of employment with us, Mr. Goodall will receive a payout of his account balances under each of the 2008 Excess Plan, 2008 SERP, and Executive Deferred Plan in a lump sum cash payment in November 2016. Mr. Goodall is not eligible for any severance payments or benefits in connection with his departure, and all of Mr. Goodall’s outstanding equity awards were forfeited effective as of April 15, 2016.

2015 Director Compensation

The following table sets forth compensation information for 2015 for each of the non-employee directors of FirstMerit. Directors who are also employees receive no additional compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Lizabeth A. Ardisana	$80,000	$60,032	—	$1,934	$141,966
Steven H. Baer	$80,000	$60,032	—	$1,934	$141,966
Karen S. Belden	$84,500	$60,032	$23,344	$1,934	$169,810
R. Cary Blair	$128,500	$60,032	—	$1,934	$190,466
John C. Blickle	$217,917	$60,032	—	$1,934	$279,883
Robert W. Briggs	$105,000	$60,032	$—	$1,934	$166,966
Richard Colella	$80,000	$60,032	$39,637	$1,934	$181,603
Robert S. Cubbin	$80,000	$60,032	—	$1,934	$141,966
Gina D. France	$108,500	$60,032	$48,469	$1,934	$218,935
Terry L. Haines	$95,000	$60,032	—	$1,934	$156,966
J. Michael Hochschwender	$105,000	$60,032	$5,648	$1,934	$172,614
Clifford J. Isroff	$115,000	$60,032	$11,084	$1,934	$188,050
Philip A. Lloyd II	$137,500	$60,032	—	$1,934	$199,466
Russ M. Strobel	$80,000	$60,032	$3,330	$1,988	$145,350

(1)	The amounts reported in the “Fees Earned or Paid in Cash” column include any amounts deferred at the director’s election pursuant to the Director Deferred Plan. The amount also includes any fees received by the director for sitting on regional bank advisory boards.
(2)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value for stock awards granted during 2015 computed in accordance with FASB ASC Topic 718.
(3)	Earnings for all directors are related to the Director Deferred Plan and are based either on: (a) two percentage points over the average of the composite yield on Moody’s average Corporate Bond Yield for the month of October preceding each plan year or (b) the performance of FirstMerit common shares. The amounts reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column represent earnings related to the Moody’s average Corporate Bond Yield.

(4)	The amounts reported in the “All Other Compensation” column consist solely of dividends paid on restricted stock grants.

The aggregate number of stock awards and the aggregate number of option awards outstanding on December 31, 2015 are as follows:

Name	Restricted Stock Awards (#)	Option Awards (#)
Lizabeth Ardisana	3,065	—
Steven H. Baer	3,065	—
Karen S. Belden	3,065	6,090
R. Cary Blair	3,065	6,090
John C. Blickle	3,065	6,090
Robert W. Briggs	3,065	6,090
Richard Colella	3,065	6,090
Robert S. Cubbin	3,065	—
Gina D. France	3,065	6,090
Terry L. Haines	3,065	6,090
J. Michael Hochschwender	3,065	6,090
Clifford J. Isroff	—	—
Philip A. Lloyd II	3,065	6,090
Russ M. Strobel	3,065	—

Under our 2015 director compensation program, the annual cash retainer for service on the Board of Directors was $55,000, and the Board’s Lead Independent Director, whose governance role and responsibilities are broad and significant, received an additional annual cash retainer of $65,000, in each case pro-rated and payable monthly in advance. In addition, we paid additional annual cash retainer fees as follows: Audit Committee and Risk Committee members received $25,000 and the Audit Chair and Risk Chair each received $45,000; Compensation Committee members received $25,000 and the Compensation Chair received $45,000; and Governance Committee members received $15,000 and the Governance Chair received $24,000. Finally, Ms. France received $4,500 for serving on a regional bank advisory board.

On April 15, 2015, each non-employee director received a grant of 2,565 restricted shares, representing approximately $50,000 in restricted share value as of the grant date. In addition, on May 21, 2015, each non-employee director also received an additional grant of 500 restricted shares, representing approximately $10,000 in restricted share value as of the grant date. Restrictions on both of these awards lapse on April 21, 2016. In addition, the Board maintains share ownership guidelines for its directors. The guidelines state that within five years after adoption or commencement of service as a director, each director of FirstMerit should own common shares having a market value equal to at least five times the director’s base retainer. As of March 1, 2015, each current non-employee director was either in compliance with the share ownership guidelines or had not completed a fifth year of service on the Board.

Director Deferred Compensation Plan

Under the Director Deferred Compensation Plan, or Director Deferred Plan, FirstMerit offers flexibility to non-employee directors with respect to the form and timing of compensation payment by providing participating directors the opportunity to defer all or a portion of their director fees and invest in a variety of investment vehicles, including our common shares. Directors electing to participate in the Director Deferred Plan have the option of investing deferred compensation into cash, stock and/or asset accounts, each of which is maintained by us in the name of each participant.

Participating directors may elect to establish an annual cash account, which will be maintained solely for recordkeeping purposes. If a participating director chooses to establish a cash account, FirstMerit will maintain a cash account in the name of the participant and credit the account with any deferred compensation plus interest at a rate that is two percentage points over the average of the composite yield on Moody’s average Corporate Bond Yield for the month of October preceding each plan year. Participating directors are 100% vested in their cash account at all times.

If a participating director chooses to establish a stock account, FirstMerit will maintain a stock account in the name of the participant and credit such account with stock credits equal to the number of our common shares that could have been purchased with the amount of any deferred compensation at the closing price of our common shares on the day on which the stock account is credited. In addition, the stock account is credited with any dividends paid on our common shares. Participants are 100% vested in their stock account at all times.

A participating director may also elect to establish an annual asset account, which will be maintained by FirstMerit in the name of the participant. Under the asset account deferral option, participants are provided the option to have deferred compensation credited to mirror investment fund indices that are available to participants in the 401(k) Plan. Each participant’s asset account will be deemed to be credited and debited on a daily basis based on the performance of each investment fund in which a participant’s asset account is deemed to be invested. Under the Director Deferred Plan, the Compensation Committee has sole discretion in the selection, number and types of investment funds available for investment and may change or eliminate investment funds from time to time. The deemed earnings, gains and losses of each participant’s asset account are determined based upon the performance of the participant’s selected investment funds. Participants are 100% vested in their asset account at all times.

For deferred compensation attributed to a participating director’s cash and/or asset account, distributions will be made within 30 days after the last day of the month in which the participant’s Separation from Service (as such term is defined under the Director Deferred Plan) occurs and a participant may elect to receive amounts from their cash and/or asset account in either a lump sum payment or in up to 120 monthly installments. For distributions of a participant’s stock account, the distribution will be made within 30 days after the last day of the month in which the participant’s Separation from Service occurs and a participant may elect to receive distribution amounts in either a lump sum payment, 120 monthly installments, or in 10 annual installments, depending on the date the deferrals were made. With respect to deferrals made prior to January 1, 2005, a participant may also elect to withdraw all or a portion of amounts in their cash and/or stock account in a single sum or in up to five equal annual installments during service as a director, provided such election is made at least one year prior to the date of the requested distribution. Notwithstanding the foregoing, all of a participating director’s cash, stock and/or asset account will be distributed to a participant’s beneficiary upon the participant’s death according to the election made by the participant. Distributions from a stock account are made in whole common shares, while distributions from a participant’s cash and/or asset account will be made in cash.

Nine of our non-employee directors have participated in the Director Deferred Plan during their service as directors. The following table provides details for those directors who have elected to participate in the Director Deferred Plan.

Name	Director Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Lizabeth Ardisana	—	—	—	—	—
Steven H. Baer	—	—	—	—	—
Karen S. Belden	—	—	$27,241	—	$734,930
R. Cary Blair	—	—	—	—	—
John C. Blickle	—	—	$32,445	—	$1,502,085
Robert W. Briggs	—	—	$12,757	—	$434,718
Richard Colella	$40,000	—	$42,708	—	$839,924
Robert S. Cubbin	—	—	—	—	—
Gina D. France	$108,500	—	$52,997	—	$1,093,897
Terry L. Haines	—	—	$6,681	—	$309,285
J. Michael Hochschwender	—	—	$15,267	—	$541,750
Clifford J. Isroff	—	—	$11,084	$406,121	—
Philip A. Lloyd II	—	—	—	—	—
Russ M. Strobel	—	—	$3,330	—	$56,871

(1)	Earnings for all directors are related to the Director Deferred Plan and are based either on: (a) two percentage points over the average of the composite yield on Moody’s average Corporate Bond Yield for the month of October preceding each plan year, (b) the performance of certain investment fund indices, or (c) the performance of the common shares. The column includes all earnings accrued in 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

(Dollars in thousands, except per share data) Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities available for grant for Options, Warrants and Rights (c)
Equity Compensation Plans Approved by Security Holders
2006	195,300	$23.42	—
2006D	60,900	21.65	—
2011	—	—	3,376,636
Republic Bancorp 1998 Stock Option Plan	6	241.00	94
Citizens Republic Bancorp Stock Compensation Plan	—	—	1,921,326

Total	256,206		5,298,056

Equity Compensation Plans Not Approved by Security Holders

None

Security Beneficial Ownership Table

The following table sets forth information as of February 19, 2016 (except as otherwise indicated by footnote) regarding the beneficial ownership of the common shares of FirstMerit by each director, each of the NEOs of the Company appearing in the Summary Compensation Table, all directors, NEOs and other executive officers of FirstMerit as a group and by each person known to the Company to own 5% or more of its common shares. Unless otherwise indicated, each beneficial owner has sole power to vote and dispose of the number of shares set forth in the table:

		Number of Common Shares(1)			Percent of
Name	Sole Voting(2)(3)	Shared Voting	Options	Total	Class(4)
Lizabeth A. Ardisana	17,785	—	—	17,785	*
Steven H. Baer	20,266	1,400	—	21,666	*
Karen S. Belden	45,657	—	6,090	51,747	*
R. Cary Blair	33,774	11,769	6,090	51,633	*
John C. Blickle	8,643	16,326	6,090	31,059	*
Robert W. Briggs	28,885	—	6,090	34,975	*
Richard Colella	32,010	810	6,090	38,910	*
Robert S. Cubbin	8,575	19,849	—	28,424	*
Gina D. France	20,462	—	6,090	26,552	*
Paul G. Greig	554,289	—	50,734	605,023	*
Terry L. Haines	82,004	—	6,090	88,094	*
J. Michael Hochschwender	35,460	300	6,090	41,850	*
Philip A. Lloyd II (5)	79,061	418,066	6,090	503,217	*
Russ M. Strobel	21,643	—	—	21,643	*
Sandra E. Pierce	156,774		66,665	223,439	*
Terrence E. Bichsel	111,717	—	—	111,717	*
William P. Richgels	138,093	—	—	138,093	*
David G. Goodall	91,087	—	15,221	106,308	*

All directors, named executive officers and other executive officers as a group (26 persons)	1,857,052	522,520	208,335	2,550,621	1.50%
5% Or Greater Shareholders

BlackRock, Inc., 40 East 52nd Street, New York, New York 10022 (6)				17,361,186	10.50%
FMR LLC, 82 Devonshire Street, Boston, Massachusetts 02109(7)				10,630,497	6.41%
The Vanguard Group, 100 Vanguard Blvd., Malvern, Pennsylvania 19355 (8)				11,415,923	6.88%

*	Indicates less than 1% beneficial ownership.
(1)	The amounts shown represent the total outstanding common shares beneficially owned by the individuals and the common shares issuable upon the exercise of stock options within the next 60 days.
(2)	Includes the following number of restricted common shares for which the person has the right to vote, but not dispose of such common shares: (i) 3,065 by Messrs. Baer, Blair, Blickle, Briggs, Colella, Cubbin, Haines, Hochschwender, Lloyd, Strobel and Mses. Ardisana, Belden and France; (ii) 217,590 by Mr. Greig; (iii) 52,588 by Ms. Pierce (iv) 48,112 by Messrs. Bichsel and Richgels; (v) 39,367 by Mr. Goodall; and (vi) 612,016 by all executive officers and directors as a group.
(3)	Excludes the following number of common shares deemed to be held under FirstMerit’s Director Deferred Compensation Plan and Executive Deferred Compensation Plan for which the person does not have the right to vote or dispose of such common shares: (i) 22,916 by Ms. Belden; (ii) 80,540 by Mr. Blickle; (iii) 18,424 by Mr. Briggs; (iv) 7,622 by Mr. Colella; (v) 11,241 by Ms. France; (vi) 16,582 by Mr. Haines; (vii) 23,877 by Mr. Hochschwender; (viii) 62,841 by Mr. Bichsel; (ix) 80 by Mr. Goodall; and (x) 244,123 all executive officers and directors as a group.
(4)	For all directors and executive officers, the percentage of class is based upon the sum of 165,754,538 common shares issued and outstanding on February 1, 2016 and the number of common shares, if any, as to which the named individual or group has the right to acquire beneficial ownership upon the exercise of options within 60 days of February 24, 2016. For all entities that are listed as beneficial owners of 5% or more of the common shares, the percentage of class is based upon 165,754,538 common shares issued and outstanding on February 1, 2016.
(5)	Mr. Lloyd disclaims beneficial ownership with respect to 254,713 common shares held by his spouse directly and 55,010 held by McDowell Family LLC, of which Mr. Lloyd’s spouse is a managing member. The reported beneficial ownership of Mr. Lloyd also includes 108,343 common shares held directly by Mr. Lloyd’s two adult daughters, for whom Mr. Lloyd holds a general power of attorney.
(6)	As reported in a Schedule 13G/A filed with the Commission on January 8, 2016 by BlackRock, Inc. The Schedule 13G/A discloses that the reporting entity had sole voting power as to 17,003,072 common shares and sole dispositive power as to all 17,361,186 shares.
(7)	As reported in a Schedule 13G/A filed with the Commission on February 12, 2016 by FMR LLC. The Schedule 13G/A discloses that FMR LLC had sole voting power as to 3,018,122 common shares and sole dispositive power as to 10,630,497 common shares.
(8)	As reported in a Schedule 13G/A filed with the Commission on February 10, 2016 by The Vanguard Group. The Schedule 13G/A discloses that The Vanguard Group has sole voting power as to 209,716 common shares, shared voting power as to 6,700 common shares, sole dispositive power over 11,209,361 common shares and shared dispositive power as to 206,562 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its charter, the Corporate Governance and Nominating Committee has the responsibility of reviewing and approving all related party transactions. FirstMerit has adopted an Insider Activities Policy that covers all transactions that are reportable under Item 404 of Regulation S-K. Transactions are reviewed by the Corporate Governance and Nominating Committee either on a case-by-case basis or, in the case of an ongoing relationship (such as the legal services provided by the law firms identified above) are approved at the outset of the relationship and may be periodically reviewed. All loans to insiders of FirstMerit: (i) are made in the ordinary course of business; (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company; and (iii) do not involve more than the normal risk of collectibility or present other unfavorable features.

Extensions of credit by FirstMerit and its banking subsidiaries to “insiders” of FirstMerit and its subsidiaries are also regulated by Regulation O adopted under the Federal Reserve Act and the Federal Deposit Insurance Corporation Improvement Act. It is FirstMerit’s policy that any transactions with persons whom Regulation O defines as “insiders” (i.e., executive officers, directors, principal shareholders and their related interests) are engaged in the same manner as transactions conducted with all members of the public.

Director Independence

The Board of Directors has determined that each of the directors listed below meets the independence standards set forth under the rules of The NASDAQ Stock Market LLC (“NASDAQ”), which are reflected in the FirstMerit Director Independence Standards (discussed below), and is an independent director. The Board of Directors previously determined that Clifford J. Isroff, who served as a director during 2015, met the independence standards set forth under the rules of NASDAQ. The NASDAQ independence standards include a series of objective tests, such as that the director is not an employee of FirstMerit and has not engaged in various types of business dealings with FirstMerit, to determine whether there are any relationships which would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. To be considered independent, the Board of Directors must affirmatively determine that the director has no material relationship with FirstMerit. The Board of Directors has adopted Director Independence Standards, which outline the independence standards set forth in the NASDAQ listing standards and outline specific relationships that are deemed to be categorically immaterial for purposes of director independence. The Director Independence Standards are available on our website at www.firstmerit.com.

Lizabeth A. Ardisana	Robert S. Cubbin
Steven H. Baer	Gina D. France
Karen S. Belden	Terry L. Haines
R. Cary Blair	J. Michael Hochschwender
John C. Blickle	Philip A. Lloyd
Robert W. Briggs	Russ M. Strobel
Richard Colella

The only current director of FirstMerit that has not been deemed independent by the Board of Directors is Paul G. Greig, FirstMerit’s Chairman, President and Chief Executive Officer (“CEO”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services rendered by Ernst & Young LLP for fiscal 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$2,046,700	$2,111,925
Audit-Related Fees	43,200	127,660
Tax Fees	589,463	478,208
All Other Fees	8,332	158,425

Audit Fees consist of fees for the audit of FirstMerit’s annual financial statements, including the audit of internal control over financial reporting, the review of financial statements included in the Company’s Quarterly Reports on the Form 10-Q, statutory audits and services provided in connection with regulatory filings.

Audit-Related Fees consist of fees for subsidiary audits.

Tax Fees represent fees for professional services for tax compliance and trust tax preparation.

All Other Fees for 2015 consists primarily of regulatory reporting assistance.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP and has concluded that it is.

Pre-Approval of Fees

Under applicable Commission rules, the Audit Committee pre-approves the audit and non-audit services performed by the independent registered public accounting firm to assure that the provision of the services does not impair the firm’s independence. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Committee. In addition, any proposed services exceeding pre-approved cost levels require specific Audit Committee pre-approval. The Audit Committee has delegated pre-approval authority to its Chair, provided that fees for the pre-approved services do not exceed $100,000, or $250,000 in the aggregate (not including tax engagements) and that the pre-approval is to be reviewed with the Audit Committee at its next regular meeting. The Audit Committee also reviews, generally on a quarterly basis, reports summarizing the services provided by the independent registered public accounting firm. All of the services related to Audit-Related Fees and Tax Fees described above were pre-approved by the Audit Committee. A copy of the pre-approval policy is available at www.firstmerit.com.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) Financial Statements and Supplementary Data:

The following financial statements and the auditor’s reports thereon have been included in Part III, Item 8 of our Annual Report on Form 10-K filed on February 22, 2016:

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

Consolidated Statements of Cash Flows for Years ended December 31, 2015, 2014 and 2013;

Notes to Consolidated Financial Statements for Years ended December 31, 2015, 2014 and 2013;

Report of Management on Internal Control Over Financial Reporting; and

Reports of Independent Registered Public Accounting Firms.

(a)(2) Financial Statement Schedules:

All financial statement schedules have been included in Part III, Item 8 of our Annual Report on Form 10-K filed on February 22, 2016 in the consolidated financial statements or the related notes, or they are either inapplicable or not required.

(a)(3) Exhibits:

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by FirstMerit Corporation (file number 00-10161), unless otherwise noted.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 12, 2012, by and between FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on September 13, 2012).

2.2	Agreement and Plan of Merger, dated January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation and West Subsidiary Corporation (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on January 28, 2016 (File No. 001-11267)).

3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended January 28, 2013 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by FirstMerit Corporation on May 3, 2013 (File No. 001-11267)).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015 (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed by FirstMerit Corporation on May 1, 2015 (File No. 001-11267)).

Exhibit Number	Description

4.1	Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.2	First Supplemental Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.3	Deposit Agreement, dated as of February 4, 2013, by and between FirstMerit Corporation and American Stock Transfer & Trust Company, LLC, as Depositary (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.4	Issuing and Paying Agent Agreement, dated November 25, 2014, between the Bank and U.S. Bank National Association.

10.01	Credit Agreement between FirstMerit and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 7, 2006).

10.02*	Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed by FirstMerit Corporation on April 30, 2001).

10.03*	First Amendment to the Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.04*	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed by FirstMerit Corporation on April 30, 2004).

10.05*	First Amendment to the Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.06*	Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.07*	First Amendment to the Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.08*	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.09*	FirstMerit Corporation Director Deferred Compensation Plan, Amended and Restated Effective as of December 12, 2012 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by FirstMerit Corporation on February 28, 2013 (File No. 001-11267).

10.10*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

Exhibit Number	Description

10.11*	Republic Bancorp Inc. 1998 Stock Option Plan (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519).

10.12*	2008 Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.13*	Amendment to the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.14*	Amended and Restated Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.15*	2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.16*	First Amendment to the 2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.17*	Executive Life Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 filed by FirstMerit Corporation on April 30, 2002).

10.18*	Long-Term Disability Benefit Summary (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.19*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2012) (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519).

10.20*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.21*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.22*	Form of Amended and Restated Displacement Agreement (Tier 1) (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.23*	Form of Displacement Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.24*	Amended and Restated Employment Agreement by and between FirstMerit Corporation and Paul G. Greig (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

Exhibit Number	Description

10.25*	Amended and Restated Change in Control Termination Agreement (Greig) (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.26*	Amended and Restated Displacement Agreement (Greig) (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by FirstMerit Corporation on February 18, 2009).

10.27*	Form of Employee Restricted Stock Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.28*	Form of Employee Restricted Stock Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.29*	Form of Director Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.30*	Form of Employee Nonqualified Stock Option Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2 2008).

10.31*	Form of Employee Nonqualified Stock Option Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.32*	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of George Washington Savings Bank, Orland Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of February 19, 2010 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).

10.33*	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).

10.34*	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Midwest Bank and Trust Company, Elmwood Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of May 14, 2010. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).

10.35*	Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.36*	Form of Employee Restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.37*	Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

Exhibit Number	Description

10.38*	FirstMerit Corporation 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.39*	FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Section 16 Officers) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.40*	Amended and Restated FirstMerit Corporation Executive Cash Annual Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.41*	FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Directors) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed by FirstMerit Corporation on July 29, 2011).

10.42*	FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors. (incorporated by reference from Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed by FirstMerit Corporation on November 2, 2012).

10.43*	First Amendment to the Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.44*	First Amendment to the Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.45*	Securities Purchase Agreement, dated as of February 19, 2013, by and among the United States Department of the Treasury, FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form S-4/A filed by FirstMerit Corporation on February 21, 2013 (Registration No. 333-18521)).

10.46*	Amendment to the FirstMerit Corporation Amended and Restated Supplemental Executive Retirement Plan, dated December 20, 2013 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 20, 2013 (File No. 001-11267)).

10.47*	FirstMerit Corporation 2013 Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 5, 2013 (File No. 001-11267)).

12	Computations of Consolidated Ratios of Earnings to Fixed Charges (incorporated by reference from Exhibit 12 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

21	Subsidiaries of FirstMerit (incorporated by reference from Exhibit 21 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

23	Consent of Ernst & Young LLP (incorporated by reference from Exhibit 23 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

24	Power of Attorney (incorporated by reference from Exhibit 24 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

Exhibit Number	Description

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).

31.3	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (incorporated by reference from Exhibit 31.3 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

31.4	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit (incorporated by reference from Exhibit 31.4 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

99	Non-GAAP Reconciliation

101	The following financial information from FirstMerit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements plan (incorporated by reference from Exhibit 101 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

*	Management contract or compensatory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 25th of April 2016.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig	/s/ Terrence E. Bichsel
Paul G. Greig Chairman, President, Chief Executive Officer and Director (principal executive officer)	Terrence E. Bichsel Senior Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Nancy H. Worman
Nancy H. Worman Executive Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Lizabeth Ardisana*	/s/ Robert S. Cubbin*
Lizabeth Ardisana Director	Robert S. Cubbin Director

/s/ Steven H. Baer*	/s/ Gina D. France*
Steven H. Baer Director	Gina D. France Director

/s/ Karen S. Belden*	/s/ Terry L. Haines*
Karen S. Belden Director	Terry L. Haines Director

/s/ J. Michael Hochschwender*
R. Cary Blair Director	J. Michael Hochschwender Director

/s/ John C. Blickle*	/s/ Philip A. Lloyd, II*
John C. Blickle Director	Philip A. Lloyd, II Director

/s/ Robert W. Briggs*	/s/ Russ M. Strobel*
Robert W. Briggs Director	Russ M. Strobel Director

/s/ Richard Colella*
Richard Colella Director

*	The undersigned, by signing his name hereto, does hereby sign and execute this Amendment No. 1 to Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and incorporated by reference from Exhibit 24 to the Form 10-K filed on February 22, 2016.

/s/ Carlton E. Langer
Dated: April 25, 2016	Carlton E. Langer, Executive Vice President, Chief Legal Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 12, 2012, by and between FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on September 13, 2012).

2.2	Agreement and Plan of Merger, dated January 25, 2016, by and among Huntington Bancshares Incorporated, FirstMerit Corporation and West Subsidiary Corporation (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on January 28, 2016 (File No. 001-11267)).

3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended January 28, 2013 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by FirstMerit Corporation on May 3, 2013 (File No. 001-11267)).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as Amended, as of April 15, 2015 (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed by FirstMerit Corporation on May 1, 2015 (File No. 001-11267)).

4.1	Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.2	First Supplemental Subordinated Indenture, dated as of February 4, 2013, by and between FirstMerit Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.3	Deposit Agreement, dated as of February 4, 2013, by and between FirstMerit Corporation and American Stock Transfer & Trust Company, LLC, as Depositary (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 4, 2013 (File No. 001-11267)).

4.4	Issuing and Paying Agent Agreement, dated November 25, 2014, between the Bank and U.S. Bank National Association.

10.01	Credit Agreement between FirstMerit and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 7, 2006).

10.02*	Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed by FirstMerit Corporation on April 30, 2001).

10.03*	First Amendment to the Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.04*	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed by FirstMerit Corporation on April 30, 2004).

10.05*	First Amendment to the Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

Exhibit Number	Description

10.06*	Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.07*	First Amendment to the Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.08*	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.09*	FirstMerit Corporation Director Deferred Compensation Plan, Amended and Restated Effective as of December 12, 2012 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by FirstMerit Corporation on February 28, 2013 (File No. 001-11267).

10.10*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.11*	Republic Bancorp Inc. 1998 Stock Option Plan (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519).

10.12*	2008 Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.13*	Amendment to the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.14*	Amended and Restated Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.15*	2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.16*	First Amendment to the 2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.17*	Executive Life Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 filed by FirstMerit Corporation on April 30, 2002).

10.18*	Long-Term Disability Benefit Summary (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.19*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2012) (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-8 filed by FirstMerit Corporation on June 21, 2013 (Registration No. 333-189519).

Exhibit Number	Description

10.20*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.21*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.22*	Form of Amended and Restated Displacement Agreement (Tier 1) (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.23*	Form of Displacement Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.24*	Amended and Restated Employment Agreement by and between FirstMerit Corporation and Paul G. Greig (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.25*	Amended and Restated Change in Control Termination Agreement (Greig) (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.26*	Amended and Restated Displacement Agreement (Greig) (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by FirstMerit Corporation on February 18, 2009).

10.27*	Form of Employee Restricted Stock Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.28*	Form of Employee Restricted Stock Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.29*	Form of Director Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.30*	Form of Employee Nonqualified Stock Option Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2 2008).

10.31*	Form of Employee Nonqualified Stock Option Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.32*	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of George Washington Savings Bank, Orland Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of February 19, 2010 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).

10.33*	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).

Exhibit Number	Description

10.34*	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Midwest Bank and Trust Company, Elmwood Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of May 14, 2010. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).

10.35*	Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.36*	Form of Employee Restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.37*	Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.38*	FirstMerit Corporation 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.39*	FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Section 16 Officers) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.40*	Amended and Restated FirstMerit Corporation Executive Cash Annual Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.41*	FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Directors) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed by FirstMerit Corporation on July 29, 2011).

10.42*	FirstMerit Corporation Form of Indemnification Agreement with Officers and Directors. (incorporated by reference from Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed by FirstMerit Corporation on November 2, 2012).

10.43*	First Amendment to the Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.44*	First Amendment to the Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 26, 2013).

10.45*	Securities Purchase Agreement, dated as of February 19, 2013, by and among the United States Department of the Treasury, FirstMerit Corporation and Citizens Republic Bancorp, Inc. (incorporated by reference from Exhibit 10.54 to the Registration Statement on Form S-4/A filed by FirstMerit Corporation on February 21, 2013 (Registration No. 333-18521)).

10.46*	Amendment to the FirstMerit Corporation Amended and Restated Supplemental Executive Retirement Plan, dated December 20, 2013 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 20, 2013 (File No. 001-11267)).

10.47*	FirstMerit Corporation 2013 Annual Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 5, 2013 (File No. 001-11267)).

Exhibit Number	Description

12	Computations of Consolidated Ratios of Earnings to Fixed Charges (incorporated by reference from Exhibit 12 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

21	Subsidiaries of FirstMerit (incorporated by reference from Exhibit 21 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

23	Consent of Ernst & Young LLP (incorporated by reference from Exhibit 23 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

24	Power of Attorney (incorporated by reference from Exhibit 24 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).

31.3	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (incorporated by reference from Exhibit 31.3 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

31.4	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit (incorporated by reference from Exhibit 31.4 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

99	Non-GAAP Reconciliation

101	The following financial information from FirstMerit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements (incorporated by reference from Exhibit 101 to the Annual Report on Form 10-K of FirstMerit Corp. filed with the SEC on February 22, 2016).

*	Management contract or compensatory plan.