Form 10-Q
period 2016-03-31
FIRSTMERIT CORP /OH/
filed 2016-05-02
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2016
Common Stock, no par value	166,490,890

FIRSTMERIT CORPORATION AND SUBSIDIARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Investment Securities	15
Note	3	Loans	26
Note	4	Allowance for Loan Losses	36
Note	5	Goodwill and Other Intangible Assets	56
Note	6	Shareholders' Equity	57
Note	7	Segment Information	59
Note	8	Derivatives and Hedging Activities	61
Note	9	Benefit Plans	66
Note	10	Fair Value Measurement	66
Note	11	Mortgage Servicing Rights and Mortgage Servicing Activity	79
Note	12	Commitments and Guarantees	81
Note	13	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	86
Note	14	Subsequent Events	87
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS			88
Consolidated Financial Highlights			88
Highlights of First Quarter of 2016 Performance			90
Regulation and Supervision			92
Non-GAAP Financial Measures			93
Results of Operations			98
	Average Tax-Equivalent Balance Sheets		98
	Net Interest Income		99
	Noninterest Income		101
	Noninterest Expense		102
	Income Taxes		102
Line of Business Results			102
Financial Condition			105
	Investment Securities		105
	Loans		106
		Originated Loans	107
		Acquired Loans	108
		FDIC Acquired Loans and Related Loss Share Receivable	108
	Allowance for Loan Losses and Reserve for Unfunded Lending Commitments		108

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands)	March 31,	December 31,	March 31,
(Unaudited, except for December 31, 2015)	2016	2015	2015
ASSETS
Cash and due from banks	$331,049	$380,799	$426,247
Interest-bearing deposits in banks	428,848	83,018	106,178
Total cash and cash equivalents	759,897	463,817	532,425
Investment securities:
Held-to-maturity	2,613,700	2,674,093	2,855,174
Available-for-sale	4,104,214	3,967,735	3,791,059
Other investments	148,159	148,172	148,475
Loans held for sale	5,249	5,472	3,568
Loans	16,225,450	16,076,945	15,490,889
Allowance for loan losses	(151,937)	(153,691)	(146,552)
Net loans	16,073,513	15,923,254	15,344,337
Premises and equipment, net	305,764	319,488	320,392
Goodwill	741,740	741,740	741,740
Intangible assets	58,324	60,628	68,422
Covered other real estate	783	2,134	40,231
Accrued interest receivable and other assets	1,251,306	1,218,071	1,272,297
Total assets	$26,062,649	$25,524,604	$25,118,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$6,055,569	$5,942,248	$5,666,752
Interest-bearing	3,641,216	3,476,729	3,277,118
Savings and money market accounts	9,231,829	8,450,123	8,610,553
Certificates and other time deposits	2,172,752	2,238,903	2,371,172
Total deposits	21,101,366	20,108,003	19,925,595
Federal funds purchased and securities sold under agreements to repurchase	719,850	1,037,075	1,113,371
Wholesale borrowings	378,996	580,648	316,628
Long-term debt	519,249	505,173	512,625
Accrued taxes, expenses and other liabilities	345,231	353,610	361,115
Total liabilities	23,064,692	22,584,509	22,229,334
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	—	—	3,000
Common Stock, without par value; authorized 300,000,000 shares; issued: March 31, 2016, December 31, 2015 and March 31, 2015 - 170,183,515 shares	127,937	127,937	127,937
Capital surplus	1,390,516	1,386,677	1,394,933
Accumulated other comprehensive loss	(48,341)	(79,274)	(49,267)
Retained earnings	1,543,976	1,519,438	1,433,926
Treasury stock, at cost: March 31, 2016 - 4,463,581; December 31, 2015 - 4,425,927; March 31, 2015 - 4,730,374 shares	(116,131)	(114,683)	(121,743)
Total shareholders' equity	2,997,957	2,940,095	2,888,786
Total liabilities and shareholders' equity	$26,062,649	$25,524,604	$25,118,120

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)	Three Months Ended March 31,
(Unaudited)	2016	2015
Interest income:
Loans and loans held for sale	$162,278	$161,539
Investment securities:
Taxable	33,149	31,950
Tax-exempt	5,261	6,026
Total investment securities interest	38,410	37,976
Total interest income	200,688	199,515
Interest expense:
Deposits:
Interest bearing	929	767
Savings and money market accounts	5,652	5,547
Certificates and other time deposits	3,289	2,177
Federal funds purchased and securities sold under agreements to repurchase	265	243
Wholesale borrowings	1,234	1,160
Long-term debt	4,163	3,998
Total interest expense	15,532	13,892
Net interest income	185,156	185,623
Provision for loan losses	7,809	8,248
Net interest income after provision for loan losses	177,347	177,375
Noninterest income:
Trust department income	10,284	10,149
Service charges on deposits	15,586	15,668
Credit card fees	13,578	12,649
ATM and other service fees	6,234	6,099
Bank owned life insurance income	3,696	3,592
Investment services and insurance	3,905	3,704
Investment securities gains/(losses), net	295	354
Loan sales and servicing income	1,852	1,600
Other operating income	11,964	12,032
Total noninterest income	67,394	65,847
Noninterest expense:
Salaries, wages, pension and employee benefits	85,880	90,526
Net occupancy expense	14,774	15,954
Equipment expense	12,408	11,025
Stationery, supplies and postage	3,619	3,528
Bankcard, loan processing and other costs	11,008	11,139
Professional services	8,351	4,010
Amortization of intangibles	2,304	2,598
FDIC insurance expense	5,445	5,167
Other operating expense	23,174	16,705
Total noninterest expense	166,963	160,652
Income before income tax expense	77,778	82,570
Income tax expense	23,642	25,431
Net income	54,136	57,139
Less: Net income allocated to participating shareholders	387	407
Preferred Stock dividends	1,469	1,469
Net income attributable to common shareholders	$52,280	$55,263
Net income used in diluted EPS calculation	$52,280	$55,263
Weighted average number of common shares outstanding - basic	165,745	165,411
Weighted average number of common shares outstanding - diluted	166,239	166,003
Basic earnings per common share	$0.32	$0.33
Diluted earnings per common share	0.31	0.33
Cash dividend per common share	0.17	0.16

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended
(In thousands)	March 31, 2016
(Unaudited)	Pretax	Tax	After tax
Net Income	$77,778	$23,642	$54,136
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	48,379	17,562	30,817
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(1,441)	(147)	(1,294)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	295	107	188
Net change in unrealized gains/(losses) on securities available for sale	47,233	17,522	29,711
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	2,168	773	1,395
Amortization of prior service cost reclassified to other noninterest expense	(260)	(87)	(173)
Net change from defined benefit pension plans	1,908	686	1,222
Total other comprehensive gains/(losses)	49,141	18,208	30,933
Comprehensive income	$126,919	$41,850	$85,069

	Three Months Ended
(In thousands)	March 31, 2015
(Unaudited)	Pretax	Tax	After tax
Net Income	$82,570	$25,431	$57,139
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	34,117	11,941	22,176
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(504)	(176)	(328)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(354)	(124)	(230)
Net change in unrealized gains/(losses) on securities available for sale	33,259	11,641	21,618
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	1,138	398	740
Amortization of prior service cost reclassified to other noninterest expense	410	143	267
Net change from defined benefit pension plans	1,548	541	1,007
Total other comprehensive gains/(losses)	34,807	12,182	22,625
Comprehensive income	$117,377	$37,613	$79,764

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281
Net income	—	—	—	—	—	57,139	—	57,139
Other comprehensive income	—	—	—	—	22,625	—	—	22,625
Comprehensive income	—	—	—	—	22,625	57,139	—	79,764
Cash dividends - Preferred Stock	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends - Common Stock ($0.16 per share)	—	—	—	—	—	(26,461)	—	(26,461)
Nonvested (restricted) shares granted (129,444 shares)	—	—	—	(2,631)	—	—	2,631	—
Restricted stock activity (66,252 shares)	—	—	—	326	—	—	(1,296)	(970)
Deferred compensation trust (163,965 increase in shares)	—	—	—	507	—	—	(507)	—
Share-based compensation	—	—	—	3,641	—	—	—	3,641
Balance at March 31, 2015	$100,000	$127,937	$3,000	$1,394,933	$(49,267)	$1,433,926	$(121,743)	$2,888,786

Balance at December 31, 2015	$100,000	$127,937	$—	$1,386,677	$(79,274)	$1,519,438	$(114,683)	$2,940,095
Net income	—	—	—	—	—	54,136	—	54,136
Other comprehensive income	—	—	—	—	30,933	—	—	30,933
Comprehensive income	—	—	—	—	30,933	54,136	—	85,069
Cash dividends - Preferred Stock	—	—	—	—	—	(1,469)	—	(1,469)
Cash dividends - Common Stock ($0.17 per share)	—	—	—	—	—	(28,129)	—	(28,129)
Nonvested (restricted) shares granted (17,107 shares)	—	—	—	(364)	—	—	364	—
Restricted stock activity (54,761 shares)	—	—	—	272	—	—	(1,160)	(888)
Deferred compensation trust (239,200 increase in shares)	—	—	—	652	—	—	(652)	—
Share-based compensation	—	—	—	3,279	—	—	—	3,279
Balance as of March 31, 2016	$100,000	$127,937	$—	$1,390,516	$(48,341)	$1,543,976	$(116,131)	$2,997,957

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$54,136	$57,139
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	7,809	8,248
Provision/(benefit) for deferred income taxes	(292)	(1,663)
Depreciation and amortization	16,339	14,739
Benefit attributable to FDIC loss share	269	4,227
Accretion of acquired loans	(17,890)	(26,339)
Amortization and accretion of investment securities, net
Available-for-sale	2,355	2,680
Held-to-maturity	744	814
Losses/(gains) on sales and calls of available-for-sale investment securities, net	—	(354)
Originations of loans held for sale	(7,493)	(40,442)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	7,920	50,868
Gains on sales of loans, net	(204)	(566)
Amortization of intangible assets	2,304	2,598
Change in unrealized securities' holdings/(losses)	—	—
Recognition of stock compensation expense	3,279	3,641
Net decrease/(increase) in other assets	(39,766)	(48,684)
Net increase/(decrease) in other liabilities	6,238	25,224
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,748	52,130
Investing Activities
Proceeds from sale of investment securities
Available-for-sale	—	39,302
Held-to-maturity	—	1,015
Proceeds from prepayments, calls, and maturities of investment securities
Available-for-sale	150,299	129,296
Held-to-maturity	91,890	92,241
Other	—	166
Purchases of investment securities
Available-for-sale	(249,424)	(404,163)
Held-to-maturity	(33,669)	(46,164)
Other	—	—
Net decrease/(increase) in loans and leases	(146,288)	(152,359)
Purchases of premises and equipment	(58)	(5,795)
Sales of premises and equipment	3,582	7,965
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(183,668)	(338,496)
Financing Activities
Net increase in demand accounts	277,808	128,320
Net increase/(decrease) in savings and money market accounts	781,706	210,941
Net decrease in certificates and other time deposits	(66,151)	81,669
Net increase/(decrease) in securities sold under agreements to repurchase	(317,225)	(159,220)
Net increase/(decrease) in wholesale borrowings	(201,652)	(111,443)
Cash dividends - common	(28,129)	(26,461)
Cash dividends - preferred	(1,469)	(1,469)
Restricted stock activity	(888)	(970)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	444,000	121,367
Increase/(Decrease) in cash and cash equivalents	296,080	(164,999)
Cash and cash equivalents at beginning of year	463,817	697,424
Cash and cash equivalents at end of year	$759,897	$532,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$16,197	$14,036
Federal income taxes	—	2,000

See accompanying Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 368 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

The Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of March 31, 2016 and 2015 are not necessarily

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2015 Form 10-K.

In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.

Recently Adopted Accounting Standards

FASB ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this guidance did not have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2015-5, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments are effective for public business entities for annual and interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The adoption of this guidance did not have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2015-2, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. These amendments modify the current accounting guidance to address limited partnerships and similar entities; certain investments funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of this guidance did not have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014–12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period — a consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this guidance did not have a material effect on the Corporation's financial position or results of operations.

Recently Issued Accounting Standards

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update amends the new revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations. The amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or a point in time. The amendments also clarify when a promised good or service is separately identifiable, that is distinct within the context of the contract, and allow entities to disregard items that are immaterial in the context of a contract. The effective date and transition requirements for this update are the same as those of the new standard. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

FASB ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 are intended to improve the operability and understandability of the implementation guidance by clarifying the following: how an entity should identify the unit of accounting for the principal versus agent evaluation; how the control principle applies to transactions, such as service arrangements; reframes the indicators to focus on a principal rather than an agent, removes the credit risk and commission indicators and clarifies the relationship between the control principle and the indicators; and revises the existing illustrative examples and adds new illustrative examples. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

FASB ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323), The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method due to an increase in level of ownership or influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures

FASB ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity should apply the amendments in this update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation is in process of assessing the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

FASB ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on
Existing Hedge Accounting Relationships. The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

FASB ASU 2016-02, Leases (Topic 842), The amendments in ASU 2016-02 increase transparency and comparability by requiring a lessee to recognize assets and liabilities for operating and capital leases with lease terms of more than 12 months. Additional qualitative and quantitative requirements disclosures are required to provide additional information to better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessor accounting will remain largely unchanged from current GAAP. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. On July 9, 2015, the FASB decided to delay, by one year, the effective dates, permitting public entities to apply this guidance to annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently issued updates to certain aspects of the guidance as noted above. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$20	$—	$2,520
U.S. states and political subdivisions	169,281	3,894	(34)	173,141
Residential mortgage-backed securities:
U.S. government agencies	889,511	18,398	(253)	907,656
Commercial mortgage-backed securities:
U.S. government agencies	181,846	2,654	(252)	184,248
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,214,035	20,761	(8,059)	2,226,737
Non-agency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	269,197	3,976	(291)	272,882
Asset-backed securities:
Collateralized loan obligations	297,885	36	(12,524)	285,397
Corporate debt securities	61,724	—	(12,968)	48,756
Total debt securities	4,085,983	49,739	(34,381)	4,101,341
Equity securities
Marketable equity securities	2,873	—	—	2,873
Total equity securities	2,873	—	—	2,873
Total securities available-for-sale	$4,088,856	$49,739	$(34,381)	$4,104,214
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$25,000	$26	$—	$25,026
U.S. states and political subdivisions	558,795	17,285	(262)	575,818
Residential mortgage-backed securities:
U.S. government agencies	88,314	1,280	(266)	89,328
Commercial mortgage-backed securities:
U.S. government agencies	489,216	10,159	(212)	499,163
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,113,901	2,414	(14,257)	1,102,058
Commercial collateralized mortgage-backed securities:
U.S. government agencies	251,421	2,436	(934)	252,923
Corporate debt securities	87,053	905	—	87,958
Total securities held-to-maturity	$2,613,700	$34,505	$(15,931)	$2,632,274

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$5,001	$—	$(1)	$5,000
U.S. government agency debentures	2,500	—	(2)	2,498
U.S. states and political subdivisions	188,829	4,170	(204)	192,795
Residential mortgage-backed securities:
U.S. government agencies	900,358	11,325	(5,454)	906,229
Commercial mortgage-backed securities:
U.S. government agencies	173,912	220	(2,023)	172,109
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,155,808	2,659	(30,147)	2,128,320
Non-agency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	217,008	580	(1,269)	216,319
Asset-backed securities:
Collateralized loan obligations	297,831	26	(8,446)	289,411
Corporate debt securities	61,710	—	(9,481)	52,229
Total debt securities	4,002,961	18,980	(57,027)	3,964,914
Equity securities
Marketable equity securities	2,821	—	—	2,821
Total equity securities	2,821	—	—	2,821
Total securities available-for-sale	$4,005,782	$18,980	$(57,027)	$3,967,735
Securities held-to-maturity
Debt securities
U.S. government agency debentures	25,000	19	—	25,019
U.S. states and political subdivisions	571,738	22,180	(262)	593,656
Residential mortgage-backed securities:
U.S. government agencies	507,908	4,767	(2,999)	509,676
Commercial mortgage-backed securities:
U.S. government agencies	64,951	294	(574)	64,671
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,161,340	75	(35,881)	1,125,534
Commercial collateralized mortgage-backed securities:
U.S. government agencies	255,359	676	(3,611)	252,424
Corporate debt securities	87,797	364	(22)	88,139
Total securities held-to-maturity	$2,674,093	$28,375	$(43,349)	$2,659,119

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. government agency debentures	$2,500	$13	$—	$2,513
U.S. states and political subdivisions	208,800	6,750	(386)	215,164
Residential mortgage-backed securities:
U.S. government agencies	924,453	24,799	(1,949)	947,303
Commercial mortgage-backed securities:
U.S. government agencies	139,789	1,231	(661)	140,359
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,895,112	11,305	(13,857)	1,892,560
Non-agency	6	—	—	6
Commercial collateralized mortgage-backed securities:
U.S. government agencies	241,839	2,602	(382)	244,059
Asset-backed securities:
Collateralized loan obligations	297,506	587	(4,131)	293,962
Corporate debt securities	61,668	—	(9,404)	52,264
Total debt securities	3,771,673	47,287	(30,770)	3,788,190
Equity Securities
Marketable equity securities	2,869	—	—	2,869
Non-marketable equity securities	—	—	—	—
Total equity securities	2,869	—	—	2,869
Total securities available-for-sale	$3,774,542	$47,287	$(30,770)	$3,791,059
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	$—	$5,000
U.S. government agency debentures	25,000	—	(178)	24,822
U.S states and political subdivisions	523,501	8,864	(1,147)	531,218
Residential mortgage-backed securities:
U.S. government agencies	577,278	10,745	(1,677)	586,346
Commercial mortgage-backed securities:
U.S. government agencies	57,818	765	(108)	58,475
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,320,215	1,959	(24,846)	1,297,328
Commercial collateralized mortgage-backed securities:
U.S. government agencies	256,352	1,659	(3,377)	254,634
Corporate debt securities	90,010	1,079	—	91,089
Total securities held-to-maturity	$2,855,174	$25,071	$(31,333)	$2,848,912

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	March 31, 2016
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	137	$1,364	$180,322	$186,935
Ohio	110	1,098	117,643	120,829
Wisconsin	61	615	36,369	37,528
Illinois	53	1,840	95,228	97,511
Texas	53	802	41,356	42,496
Pennsylvania	41	1,035	41,680	42,448
New Jersey	33	736	23,746	24,285
Washington	29	948	26,977	27,497
Minnesota	23	699	15,713	16,069
New York	18	617	10,819	11,104
Missouri	11	1,086	11,637	11,948
Other	107	756	79,847	80,899
Total general obligation bonds	676	$1,035	$681,337	$699,549

(Dollars in thousands)	December 31, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	137	$1,381	$180,508	$189,259
Ohio	111	1,091	116,783	121,117
Illinois	55	1,870	99,524	102,867
Texas	58	807	45,818	46,805
Wisconsin	69	673	44,794	46,454
Pennsylvania	42	1,020	42,185	42,835
Washington	29	950	27,080	27,548
New Jersey	35	725	24,810	25,372
Minnesota	33	667	21,679	22,020
Missouri	15	1,078	15,878	16,174
New York	18	635	11,161	11,422
Other	110	759	81,815	83,477
Total general obligation bonds	712	$1,033	$712,035	$735,350

(Dollars in thousands)	March 31, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	164	$857	$138,091	$140,620
Ohio	136	925	124,908	125,864
Illinois	62	1,841	111,649	114,150
Wisconsin	73	760	53,877	55,497
Texas	63	784	48,388	49,396
Pennsylvania	46	1,018	46,085	46,816
Washington	31	930	28,194	28,836
New Jersey	37	747	26,724	27,623
Minnesota	35	697	23,821	24,405
Missouri	15	1,098	16,032	16,472
New York	19	629	11,646	11,948
Other	121	639	76,127	77,365
Total general obligation bonds	802	$896	$705,542	$718,992

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

The Corporation's evaluation of its municipal bond portfolio at March 31, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitutes the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
FRB stock	$56,083	$56,083	$55,681
FHLB stock	91,714	91,714	92,381
Other	362	375	413
Total other investments	$148,159	$148,172	$148,475

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.4 billion, $2.9 billion, and $3.5 billion at March 31, 2016, December 31, 2015, and March 31, 2015, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Realized gains	$295	$392
Realized losses	—	(38)
Net securities (losses)/gains	$295	$354

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	March 31, 2016
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$2,880	$(14)	6	$1,899	$(20)	4	$4,779	$(34)
Residential mortgage-backed securities:
U.S. government agencies	171	—	2	32,960	(253)	3	33,131	(253)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	0	12,595	(252)	1	12,595	(252)
Residential collateralized mortgage-backed securities:
U.S. government agencies	96,691	(568)	6	552,785	(7,491)	46	649,476	(8,059)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	32,200	(107)	5	22,464	(184)	2	54,664	(291)
Asset-backed securities:
Collateralized loan obligations	149,999	(6,176)	27	121,596	(6,348)	15	271,595	(12,524)
Corporate debt securities	—	—	0	48,755	(12,968)	8	48,755	(12,968)
Total securities available-for-sale	$281,941	$(6,865)	46	$793,054	$(27,516)	79	$1,074,995	$(34,381)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$—	$—	0	$—	$—	0	$—	$—
U.S. states and political subdivisions	4,491	(21)	9	7,793	(241)	10	12,284	(262)
Residential mortgage-backed securities:
U.S. government agencies	—	—	0	62,997	(212)	4	62,997	(212)
Commercial mortgage-backed securities:
U.S. government agencies	13,268	(263)	1	9,438	(3)	1	22,706	(266)
Residential collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	873,299	(14,257)	52	873,299	(14,257)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	80,216	(934)	7	80,216	(934)
Total securities held-to-maturity	$17,759	$(284)	10	$1,033,743	$(15,647)	74	$1,051,502	$(15,931)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S government agency debentures	$2,498	$(2)	1	$—	$—	0	$2,498	$(2)
U.S. treasury notes and bonds	5,000	(1)	1	—	—	0	5,000	(1)
U.S. states and political subdivisions	10,178	(37)	20	5,899	(167)	9	16,077	(204)
Residential mortgage-backed securities:
U.S. government agencies	328,156	(3,026)	27	95,895	(2,428)	7	424,051	(5,454)
Commercial mortgage-backed securities:
U.S. government agencies	107,074	(1,447)	15	12,401	(576)	1	119,475	(2,023)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,130,779	(10,587)	78	597,403	(19,560)	49	1,728,182	(30,147)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	113,825	(893)	12	23,400	(376)	2	137,225	(1,269)
Asset-backed securities:
Collateralized loan obligations	151,810	(3,576)	26	126,422	(4,870)	15	278,232	(8,446)
Corporate debt securities	—	—	0	52,229	(9,481)	8	52,229	(9,481)
Total securities available-for-sale	$1,849,320	$(19,569)	180	$913,649	$(37,458)	91	$2,762,969	$(57,027)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$18,465	$(224)	21	$4,174	$(38)	6	$22,639	$(262)
Residential mortgage-backed securities:
U.S. government agencies	85,738	(715)	6	97,880	(2,284)	6	183,618	(2,999)
Commercial mortgage-backed securities:
U.S. government agencies	34,833	(346)	6	9,269	(228)	1	44,102	(574)
Residential collateralized mortgage-backed securities:
U.S. government agencies	140,514	(1,225)	12	941,982	(34,656)	55	1,082,496	(35,881)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	71,812	(384)	7	117,992	(3,227)	11	189,804	(3,611)
Corporate debt securities	19,243	(22)	6	—	—	0	19,243	(22)
Total securities held-to-maturity	$370,605	$(2,916)	58	$1,171,297	$(40,433)	79	$1,541,902	$(43,349)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$14,380	$(117)	23	$6,004	$(269)	10	$20,384	$(386)
Residential mortgage-backed securities:
U.S. government agencies	74,517	(360)	5	108,052	(1,589)	8	182,569	(1,949)
Commercial mortgage-backed securities:
U.S. government agencies	49,129	(175)	7	17,690	(486)	2	66,819	(661)
Residential collateralized mortgage-backed securities:
U.S. government agencies	70,574	(762)	6	745,621	(13,095)	53	816,195	(13,857)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	13,206	(24)	2	61,132	(358)	6	74,338	(382)
Asset-backed securities:
Collateralized loan obligations	24,087	(209)	3	181,498	(3,922)	27	205,585	(4,131)
Corporate debt securities	—	—	0	52,263	(9,404)	8	52,263	(9,404)
Total securities available-for-sale	$245,893	$(1,647)	46	$1,172,260	$(29,123)	114	$1,418,153	$(30,770)
Securities held-to-maturity
Debt securities
U.S. treasury notes & bonds	$5,000	$—	1	$—	$—	0	$5,000	$—
U.S. government agency debentures	—	—	0	24,822	(178)	1	24,822	(178)
U.S. states and political subdivisions	38,202	(1,093)	26	4,448	(54)	6	42,650	(1,147)
Residential mortgage-backed securities:
U.S. government agencies	28,386	(123)	2	110,329	(1,554)	6	138,715	(1,677)
Commercial mortgage-backed securities:
U.S. government agencies	—	—	0	9,554	(108)	1	9,554	(108)
Residential collateralized mortgage-backed securities:
U.S. government agencies	19,016	(71)	1	1,095,375	(24,775)	56	1,114,391	(24,846)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	144,970	(3,377)	13	144,970	(3,377)
Corporate debt securities	—	—	0	—	—	0	—	—
Total securities held-to-maturity	$90,604	$(1,287)	30	$1,389,498	$(30,046)	83	$1,480,102	$(31,333)

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

The investment securities portfolio was in a net unrealized gain position of $33.9 million at March 31, 2016, compared to a net unrealized loss position of $53.0 million at December 31, 2015 and a net unrealized gain position of $10.3 million at March 31, 2015. Gross unrealized losses were $50.3 million as of March 31, 2016, compared to $100.4 million at December 31, 2015, and $62.1 million at March 31, 2015. As of March 31, 2016, gross unrealized losses are concentrated within agency MBS, CLOs, and corporate debt securities. Securities classified as corporate debt would include eight, single issuer, trust preferred securities with stated maturities. Such investments are only 1% of the fair value of the available-for-sale investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these agency MBSs, CLOs, and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at March 31, 2016 and has recognized the total amount of the impairment in OCI, net of tax.

The new Volcker Rule, as originally adopted, may affect the Corporation’s ability to hold CLOs. As of March 31, 2016, the Corporation holds $285.4 million of CLOs with a gross unrealized loss position of $12.5 million. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with the strategy.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2016. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Government agency debentures	U.S. States and political subdivisions	Residential mortgage-backed securities - U.S. govt. agencies	Commercial mortgage-backed securities - U.S. govt. agencies	Residential collateralized mortgage obligations - U.S. govt. agencies	Residential collateralized mortgage obligations - non-agency	Commercial collateralized mortgage obligations - U.S. govt. agencies	Asset backed securities - collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available-for-Sale
Remaining maturity:
One year or less	$—	$7,120	$119	$—	$—	$—	$—	$—	$—	$7,239	3.29%
Over one year through five years	2,520	79,686	61,444	32,937	16,015	3	15,653	—	—	208,258	3.80%
Over five years through ten years	—	66,049	52,312	122,070	11,655	—	110,696	204,643	—	567,425	3.06%
Over ten years	—	20,286	793,781	29,241	2,199,067	1	146,533	80,754	48,756	3,318,419	2.11%
Fair Value	$2,520	$173,141	$907,656	$184,248	$2,226,737	$4	$272,882	$285,397	$48,756	$4,101,341	2.33%
Amortized Cost	$2,500	$169,281	$889,511	$181,846	$2,214,035	$4	$269,197	$297,885	$61,724	$4,085,983
Weighted-Average Yield	1.25%	5.17%	2.40%	2.15%	2.04%	2.60%	2.21%	3.07%	1.34%	2.33%
Weighted-Average Maturity (in years)	2.17	1.96	3.38	4.24	3.44	0.60	4.09	6.51	11.56	3.79

Securities Held-to-Maturity
Remaining maturity:
One year or less	$—	$65,484	$—	$—	$—	$—	$—	$—	$22,609	$88,093	2.21%
Over one year through five years	25,026	157,086	36,437	—	—	—	81,282	—	65,349	365,180	2.45%
Over five years through ten years	—	202,251	52,891	22,567	—	—	40,984	—	—	318,693	3.83%
Over ten years	—	150,997	—	476,596	1,102,058	—	130,657	—	—	1,860,308	2.07%
Fair Value	$25,026	$575,818	$89,328	$499,163	$1,102,058	$—	$252,923	$—	$87,958	$2,632,274	2.34%
Amortized Cost	$25,000	$558,795	$88,314	$489,216	$1,113,901	$—	$251,421	$—	$87,053	$2,613,700
Weighted-Average Yield	1.43%	4.22%	2.02%	2.15%	1.60%	—%	2.00%	—%	2.26%	2.34%
Weighted-Average Maturity (in years)	0.08	4.61	3.36	3.57	3.45	—	3.85	—	1.77	3.67

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.     Loans

Loans outstanding as of March 31, 2016, December 31, 2015, and March 31, 2015, net of unearned income, consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Originated loans:
Commercial	$9,100,731	$9,007,830	$8,420,765
Residential mortgage	700,138	689,045	639,980
Installment	3,154,912	2,990,349	2,500,288
Home equity	1,254,709	1,248,438	1,134,238
Credit cards	179,023	182,843	160,766
Total originated loans	14,389,513	14,118,505	12,856,037
Allowance for originated loan losses	(102,915)	(105,135)	(97,545)
Net originated loans	$14,286,598	$14,013,370	$12,758,492
Acquired loans:
Commercial	$628,030	$677,149	$1,011,170
Residential mortgage	308,618	324,008	378,192
Installment	539,313	573,372	717,693
Home equity	157,745	168,542	217,824
Total acquired loans	1,633,706	1,743,071	2,324,879
Allowance for acquired loan losses	(4,423)	(3,877)	(7,493)
Net acquired loans	$1,629,283	$1,739,194	$2,317,386
FDIC acquired loans:
Commercial	$122,123	$129,109	$179,547
Residential mortgage	34,594	35,568	40,470
Installment	1,942	2,077	4,781
Home equity	34,136	38,668	65,170
Loss share receivable	9,436	9,947	20,005
Total FDIC acquired loans	202,231	215,369	309,973
Allowance for FDIC acquired loan losses	(44,599)	(44,679)	(41,514)
Net FDIC acquired loans	$157,632	$170,690	$268,459
Total loans:
Commercial	$9,850,884	$9,814,088	$9,611,482
Residential mortgage	1,043,350	1,048,621	1,058,642
Installment	3,696,167	3,565,798	3,222,762
Home equity	1,446,590	1,455,648	1,417,232
Credit cards	179,023	182,843	160,766
Loss share receivable	9,436	9,947	20,005
Total loans	16,225,450	16,076,945	15,490,889
Total allowance for loan losses	(151,937)	(153,691)	(146,552)
Total Net loans	$16,073,513	$15,923,254	$15,344,337

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and FDIC acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $4.9 million, $4.1 million, and $4.6 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

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

Total outstanding acquired impaired loans as of March 31, 2016 and 2015 were $370.6 million and $548.2 million, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Acquired Impaired Loans	2016		2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$89,823	$284,709	$119,450	$423,209
Accretion	(8,902)	8,902	(11,218)	11,218
Net reclassifications from nonaccretable to accretable	7,753	—	12,995	—
Payments received, net	—	(36,459)	—	(46,114)
Disposals	(3,230)	—	(2,471)	—
Balance at end of period	$85,444	$257,152	$118,756	$388,313

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

During the quarter ended March 31, 2016, there was an overall improvement in cash flow expectations, which resulted in the net reclassification of $7.8 million from the nonaccretable difference to accretable yield. This reclassification was $13.0 million for the three months ended March 31, 2015. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively, resulting in $122.1 million of loans no longer being covered as of March 31, 2016. As of March 31, 2016, $70.7 million remained covered by single family loss share agreements.

Changes in the loss share receivable for the three months ended March 31, 2016 and 2015 were as follows:

Loss Share Receivable	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$9,947	$22,033
Amortization	(348)	(2,187)
Increase/(decrease) due to impairment (recapture) on FDIC acquired loans	269	4,227
FDIC reimbursement	(192)	(4,013)
FDIC acquired loans paid in full	(240)	(55)
Balance at end of the period (1)	$9,436	$20,005

(1) As of March 31, 2016, the loss share receivable of $9.4 million was related to single family covered loans.

Total outstanding FDIC acquired impaired loans were $306.6 million and $404.4 million as of March 31, 2016 and 2015, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. Changes in the carrying amount and accretable yield for FDIC acquired impaired loans were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
FDIC Acquired Impaired Loans	2016		2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$22,908	$130,648	$37,511	$232,452
Accretion	(2,297)	2,297	(5,567)	5,567
Net reclassifications between non-accretable and accretable	1,673	—	(56)	—
Payments received, net	—	(10,811)	—	(38,794)
(Disposals)/Additions	(158)	—	(2,021)	—
Balance at end of period	$22,126	$122,134	$29,867	$199,225

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The cash flows expected to be collected on covered impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the quarter ended March 31, 2016, the re-estimation process resulted in a net reclassification of $1.7 million from the nonaccretable difference to accretable yield. This reclassification was $0.1 million for the three months ended March 31, 2015. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of March 31, 2016
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$2,485	$3,464	$8,627	$14,576	$5,822,739	$5,837,315	$274	$35,500
CRE	3,211	1,137	17,024	21,372	2,058,290	2,079,662	2,420	18,216
Construction	6,891	—	485	7,376	663,449	670,825	—	3,010
Leases	—	—	—	—	512,929	512,929	—	—
Consumer
Installment	13,150	2,591	3,567	19,308	3,135,604	3,154,912	3,178	2,554
Home Equity Lines	1,100	897	1,757	3,754	1,250,955	1,254,709	274	2,267
Credit Cards	857	483	843	2,183	176,840	179,023	339	554
Residential Mortgages	11,278	1,544	6,801	19,623	680,515	700,138	2,876	11,600
Total	$38,972	$10,116	$39,104	$88,192	$14,301,321	$14,389,513	$9,361	$73,701
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$1,092	$75	$1,729	$2,896	$227,804	$230,700	$145	$766
CRE	2,580	918	10,561	14,059	377,804	391,863	—	4,332
Construction	—	—	718	718	4,749	5,467	—	—
Consumer
Installment	3,869	793	633	5,295	534,018	539,313	289	600
Home Equity Lines	1,002	120	470	1,592	156,153	157,745	260	320
Residential Mortgages	9,244	49	4,515	13,808	294,810	308,618	1,018	980
Total	$17,787	$1,955	$18,626	$38,368	$1,595,338	$1,633,706	$1,712	$6,998
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$—	$—	$949	$949	$30,981	$31,930	n/a	n/a
CRE	288	344	27,699	28,331	56,973	85,304	n/a	n/a
Construction	—	—	3,133	3,133	1,756	4,889	n/a	n/a
Consumer
Installment	—	—	—	—	1,942	1,942	n/a	n/a
Home Equity Lines	1,969	46	1,693	3,708	30,428	34,136	n/a	n/a
Residential Mortgages	4,490	167	2,582	7,239	27,355	34,594	n/a	n/a
Total	$6,747	$557	$36,056	$43,360	$149,435	$192,795	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.3 million of loans guaranteed by the U.S. government as of March 31, 2016.
(2) Excludes loss share receivable of $9.4 million as of March 31, 2016.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at March 31, 2016 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2015
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$4,684	$115	$8,824	$13,623	$5,779,785	$5,793,408	$236	$23,123
CRE	12,880	—	2,260	15,140	2,062,204	2,077,344	153	4,503
Construction	1,360	—	486	1,846	643,491	645,337	—	482
Leases	—	—	—	—	491,741	491,741	—	—
Consumer
Installment	17,934	4,828	3,920	26,682	2,963,667	2,990,349	3,519	2,178
Home Equity Lines	1,952	913	1,478	4,343	1,244,095	1,248,438	513	1,674
Credit Cards	1,449	494	632	2,575	180,268	182,843	725	545
Residential Mortgages	11,099	1,519	6,693	19,311	669,734	689,045	2,876	11,600
Total	$51,358	$7,869	$24,293	$83,520	$14,034,985	$14,118,505	$8,022	$44,105

Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$311	$31	$3,336	$3,678	$236,467	$240,145	$13	$782
CRE	3,192	1,681	9,657	14,530	416,361	430,891	522	4,948
Construction	—	—	733	733	5,380	6,113	—	—
Consumer
Installment	5,059	1,329	974	7,362	566,010	573,372	236	835
Home Equity Lines	1,365	660	1,260	3,285	165,257	168,542	644	514
Residential Mortgages	8,760	567	6,792	16,119	307,889	324,008	1,681	1,166
Total	$18,687	$4,268	$22,752	$45,707	$1,697,364	$1,743,071	$3,096	$8,245
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$—	$—	$1,054	$1,054	$34,412	$35,466	n/a	n/a
CRE	296	354	28,501	29,151	58,623	87,774	n/a	n/a
Construction	—	—	3,761	3,761	2,108	5,869	n/a	n/a
Consumer
Installment	—	—	—	—	2,077	2,077	n/a	n/a
Home Equity Lines	2,230	52	1,917	4,199	34,469	38,668	n/a	n/a
Residential Mortgages	4,616	172	2,655	7,443	28,125	35,568	n/a	n/a
Total	$7,142	$578	$37,888	$45,608	$159,814	$205,422	n/a	n/a

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of March 31, 2016
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$68,185	$757	$—	$12,613	$81,555
Grade 2	397,855	818	—	43,507	442,180
Grade 3	1,317,058	310,816	52,039	80,042	1,759,955
Grade 4	3,762,793	1,719,833	597,571	336,402	6,416,599
Grade 5	141,456	9,924	2,401	32,416	186,197
Grade 6	146,380	37,514	18,814	7,949	210,657
Grade 7	3,588	—	—	—	3,588
Total	$5,837,315	$2,079,662	$670,825	$512,929	$9,100,731

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	596	615	—	—	1,211
Grade 3	27,818	23,221	—	—	51,039
Grade 4	169,906	327,406	4,749	—	502,061
Grade 5	24,577	11,663	—	—	36,240
Grade 6	7,803	28,958	718	—	37,479
Grade 7	—	—	—	—	—
Total	$230,700	$391,863	$5,467	$—	$628,030

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	965	—	—	—	965
Grade 3	—	6,807	—	—	6,807
Grade 4	28,483	48,512	682	—	77,677
Grade 5	266	—	—	—	266
Grade 6	2,216	29,985	4,207	—	36,408
Grade 7	—	—	—	—	—
Total	$31,930	$85,304	$4,889	$—	$122,123

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three months ended March 31, 2016 and 2015, as well as the corresponding recorded investment in originated loans at the end of the period:

As of March 31, 2016
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$44,760	$9,631	$1,594	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135
Charge-offs	(3,209)	(109)	—	—	(6,769)	(1,027)	(1,450)	(450)	(13,014)
Recoveries	532	24	2	19	3,806	624	357	20	5,384
Provision for loan losses	2,406	(2,302)	(59)	167	3,444	(163)	853	1,064	5,410
Allowance for originated loan losses, ending balance	$44,489	$7,244	$1,537	$1,499	$14,664	$19,528	$8,591	$5,363	$102,915

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$6,194	$567	$—	$—	$1,081	$185	$225	$1,038	$9,290
Collectively evaluated for impairment	38,295	6,677	1,537	1,499	13,583	19,343	8,366	4,325	93,625
Total ending allowance for originated loan losses balance	$44,489	$7,244	$1,537	$1,499	$14,664	$19,528	$8,591	$5,363	$102,915
Originated loans:
Originated loans individually evaluated for impairment	$46,996	$24,013	$—	$—	$40,134	$7,720	$687	$23,105	$142,655
Originated loans collectively evaluated for impairment	5,790,319	2,055,649	670,825	512,929	3,114,778	1,246,989	178,336	677,033	14,246,858
Total ending originated loan balance	$5,837,315	$2,079,662	$670,825	$512,929	$3,154,912	$1,254,709	$179,023	$700,138	$14,389,513

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2015
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$37,375	$10,492	$2,202	$674	$12,918	$19,324	$7,966	$4,745	$95,696
Charge-offs	(510)	(215)	—	—	(5,055)	(911)	(1,452)	(424)	(8,567)
Recoveries	341	—	1	4	3,020	613	366	35	4,380
Provision for loan losses	2,632	(1,464)	(451)	(49)	2,475	407	921	1,565	6,036
Allowance for originated loan losses, ending balance	$39,838	$8,813	$1,752	$629	$13,358	$19,433	$7,801	$5,921	$97,545

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$10,042	$317	$—	$—	$1,005	$254	$263	$1,416	$13,297
Collectively evaluated for impairment	29,796	8,496	1,752	629	12,353	19,179	7,538	4,505	84,248
Total ending allowance for originated loan losses balance	$39,838	$8,813	$1,752	$629	$13,358	$19,433	$7,801	$5,921	$97,545
Originated loans:
Originated loans individually evaluated for impairment	$35,792	$15,000	$—	$—	$26,882	$7,632	$815	$24,822	$110,943
Originated loans collectively evaluated for impairment	5,282,105	2,118,017	580,978	388,873	2,473,406	1,126,606	159,951	615,158	12,745,094
Total ending originated loan balance	$5,317,897	$2,133,017	$580,978	$388,873	$2,500,288	$1,134,238	$160,766	$639,980	$12,856,037

The following table presents the originated ALL and the recorded investment as of December 31, 2015:

As of December 31, 2015
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$11,837	$128	$—	$—	$1,009	$188	$243	$944	$14,349
Collectively evaluated for impairment	32,923	9,503	1,594	1,313	13,174	19,906	8,588	3,785	90,786
Total ending allowance for originated loan losses balance	$44,760	$9,631	$1,594	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135
Originated loans:
Loans individually evaluated for impairment	$43,818	$16,614	$—	$—	$36,904	$7,080	$717	$23,905	$129,038
Loans collectively evaluated for impairment	5,749,590	2,060,730	645,337	491,741	2,953,445	1,241,358	182,126	665,140	13,989,467
Total ending originated loan balance	$5,793,408	$2,077,344	$645,337	$491,741	$2,990,349	$1,248,438	$182,843	$689,045	$14,118,505

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three months ended March 31, 2016 and 2015, provision for loan losses, equal to net charge-offs, of $0.6 million and $2.2 million, respectively, were recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

The following table presents activity in the allowance for acquired impaired loan losses for the three months ended March 31, 2016 and 2015:

Allowance for Acquired Impaired Loan Losses	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of the period	$3,877	$7,457
Charge-offs	—	—
Recoveries	—	—
Provision/(recapture) for loan losses	546	36
Balance at end of the period	$4,423	$7,493

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC acquired nonimpaired loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of March 31, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents activity in the allowance for FDIC acquired impaired loan losses for the three months ended March 31, 2016 and 2015:

Allowance for FDIC acquired Impaired Loan Losses	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of the period	$44,679	$40,496
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	1,537	4,225
Net (benefit)/recapture attributable to FDIC loss share agreements	(269)	(4,227)
Net provision/(recapture) for loan losses	1,268	(2)
Increase/(decrease) in loss share receivable	269	4,227
Loans charged-off	(1,617)	(3,207)
Balance at end of the period	$44,599	$41,514

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

Interest income recognized on impaired loans was $0.2 million for the three months ended March 31, 2016, compared to $118.0 thousand for the three months ended March 31, 2015. Interest income which would have been earned in accordance with the original terms was $1.2 million for the three months ended March 31, 2016, compared to $0.9 million for the three months ended March 31, 2015.

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

As of March 31, 2016
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$32,520	$38,568	$—	$30,827
CRE	20,598	22,604	—	13,776
Construction	—	—	—	—
Leases	—	—	—	—
Consumer
Installment	1,236	1,493	—	1,162
Home equity line	481	738	—	751
Credit card	13	13	—	20
Residential mortgages	11,184	13,562	—	11,775
Subtotal	66,032	76,978	—	58,311
Impaired loans with a related allowance
Commercial
C&I	14,476	14,617	6,194	14,117
CRE	3,415	3,447	567	2,435
Construction	—	—	—	—
Leases	—	—	—	—
Consumer
Installment	38,898	39,013	1,081	32,499
Home equity line	7,239	7,239	185	6,699
Credit card	674	674	225	725
Residential mortgages	11,921	12,036	1,038	12,394
Subtotal	76,623	77,026	9,290	68,869
Total impaired loans	$142,655	$154,004	$9,290	$127,180

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of March 31, 2016, December 31, 2015, and March 31, 2015.

	As of March 31, 2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	27	$28,160	$28,980
CRE	22	14,175	16,141
Construction	—	—	—
Total originated commercial	49	42,335	45,121
Consumer
Installment	1,224	40,134	40,506
Home equity lines	253	7,720	7,977
Credit card	201	687	687
Residential mortgages	307	23,105	25,598
Total originated consumer	1,985	71,646	74,768
Total originated loans	2,034	$113,981	$119,889
Acquired loans
Commercial
C&I	—	$—	$—
CRE	5	3,525	3,827
Construction	—	—	—
Total acquired commercial	5	3,525	3,827
Consumer
Installment	50	1,317	1,384
Home equity lines	171	7,508	7,572
Residential mortgages	31	2,050	2,277
Total acquired consumer	252	10,875	11,233
Total acquired loans	257	$14,400	$15,060
FDIC acquired loans
Commercial
C&I	—	$—	$—
CRE	3	13,176	11,466
Construction	1	580	677
Total FDIC acquired commercial	4	13,756	12,143
Consumer
Home equity lines	76	9,627	9,642
Residential mortgages	—	—	—
Total FDIC acquired consumer	76	9,627	9,642
Total FDIC acquired loans	80	$23,383	$21,785
Total loans
Commercial
C&I	27	$28,160	$28,980
CRE	30	30,876	31,434
Construction	1	580	677
Total commercial	58	59,616	61,091
Consumer
Installment	1,274	41,451	41,890
Home equity lines	500	24,855	25,191
Credit card	201	687	687
Residential mortgages	338	25,155	27,875
Total consumer	2,313	92,148	95,643
Total loans	2,371	$151,764	$156,734

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

	As of December 31, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	26	$33,087	$33,740
CRE	24	14,671	16,648
Construction	—	—	—
Total originated commercial	50	47,758	50,388
Consumer
Installment	1,223	36,904	37,250
Home equity lines	257	7,080	7,330
Credit card	212	717	717
Residential mortgages	312	23,905	26,359
Total originated consumer	2,004	68,606	71,656
Total originated loans	2,054	$116,364	$122,044
Acquired loans
Commercial
C&I	1	7,611	7,611
CRE	3	918	1,044
Total acquired commercial	4	8,529	8,655
Consumer
Installment	51	1,117	1,211
Home equity lines	176	7,718	7,778
Residential mortgages	31	2,154	2,382
Total acquired consumer	258	10,989	11,371
Total acquired loans	262	$19,518	$20,026
FDIC acquired loans
Commercial
C&I	—	$—	$—
CRE	3	14,056	12,479
Construction	1	593	682
Total FDIC acquired commercial	4	14,649	13,161
Consumer
Home equity lines	81	10,215	10,281
Residential Mortgages	1	182	182
Total FDIC acquired consumer	82	10,397	10,463
Total FDIC acquired loans	86	$25,046	$23,624
Total loans
Commercial
C&I	27	$40,698	$41,351
CRE	30	29,645	30,171
Construction	1	593	682
Total commercial	58	70,936	72,204
Consumer
Installment	1,274	38,021	38,461
Home equity lines	514	25,013	25,389
Credit card	212	717	717
Residential mortgages	344	26,241	28,923
Total consumer	2,344	89,992	93,490
Total loans	2,402	$160,928	$165,694

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

	As of March 31, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	47	$16,923	$23,666
CRE	64	12,076	17,325
Construction	31	—	—
Total originated commercial	142	28,999	40,991
Consumer
Installment	1,186	26,882	27,528
Home equity lines	276	7,632	7,877
Credit card	230	815	815
Residential mortgages	316	24,822	27,612
Total originated consumer	2,008	60,151	63,832
Total originated loans	2,150	$89,150	$104,823
Acquired loans
Commercial
C&I	1	2	3
CRE	3	2,453	2,635
Total acquired commercial	4	2,455	2,638
Consumer
Installment	51	1,195	1,281
Home equity lines	162	7,310	7,370
Residential mortgages	30	2,186	2,403
Total acquired consumer	243	10,691	11,054
Total acquired loans	247	$13,146	$13,692
FDIC acquired loans
Commercial
C&I	8	$—	$1,355
CRE	24	23,895	39,596
Construction	9	346	9,552
Total FDIC acquired commercial	41	24,241	50,503
Consumer
Home equity lines	70	8,909	8,914
Residential mortgages	1	185	185
Total FDIC acquired consumer	71	9,094	9,099
Total FDIC acquired loans	112	$33,335	$59,602
Total loans
Commercial
C&I	56	$16,925	$25,024
CRE	91	38,424	59,556
Construction	40	346	9,552
Total commercial	187	55,695	94,132
Consumer
Installment	1,237	28,077	28,809
Home equity lines	508	23,851	24,161
Credit card	230	815	815
Residential mortgages	347	27,193	30,200
Total consumer	2,322	79,936	83,985
Total loans	2,509	$135,631	$178,117

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2016 and 2015 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three months ended March 31, 2016 and 2015 did not involve the forgiveness of principal; accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three months ended March 31, 2016 and 2015 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At March 31, 2016, December 31, 2015, and March 31, 2015, the Corporation had $8.3 million, $7.0 million, and $6.1 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of March 31, 2016, December 31, 2015, and March 31, 2015, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2016
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$13,306	$1,168	$14,474	$7,741	$5,945	$13,686	$28,160	$6,194
CRE	273	2,247	2,520	765	10,890	11,655	14,175	20
Construction	—	—	—	—	—	—	—	—
Total originated commercial	13,579	3,415	16,994	8,506	16,835	25,341	42,335	6,214
Consumer
Installment	38,153	600	38,753	1,342	39	1,381	40,134	1,081
Home equity lines	6,891	101	6,992	713	15	728	7,720	185
Credit card	554	111	665	—	22	22	687	225
Residential mortgages	13,707	1,517	15,224	5,395	2,486	7,881	23,105	1,038
Total originated consumer	59,305	2,329	61,634	7,450	2,562	10,012	71,646	2,529
Total originated TDRs	$72,884	$5,744	$78,628	$15,956	$19,397	$35,353	$113,981	$8,743
Acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	2,758	—	2,758	665	102	767	3,525	29
Construction	—	—	—	—	—	—	—	—
Total acquired commercial	2,758	—	2,758	665	102	767	3,525	29
Consumer
Installment	1,230	—	1,230	87	—	87	1,317	42
Home equity lines	7,281	108	7,389	119	—	119	7,508	59
Residential mortgages	1,156	247	1,403	623	24	647	2,050	—
Total acquired consumer	9,667	355	10,022	829	24	853	10,875	101
Total acquired TDRs	$12,425	$355	$12,780	$1,494	$126	$1,620	$14,400	$130
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	—	—	—	13,176	13,176	13,176	2,302
Construction	—	—	—	580	—	580	580	42
Total FDIC acquired commercial	—	—	—	580	13,176	13,756	13,756	2,344
Consumer
Home equity lines	9,395	181	9,576	51	—	51	9,627	26
Residential mortgages	—	—	—	—	—	—	—	—
Total FDIC acquired consumer	9,395	181	9,576	51	—	51	9,627	26
Total FDIC acquired TDRs	$9,395	$181	$9,576	$631	$13,176	$13,807	$23,383	$2,370
Total loans
Commercial
C&I	$13,306	$1,168	$14,474	$7,741	$5,945	$13,686	$28,160	$6,194
CRE	3,031	2,247	5,278	1,430	24,168	25,598	30,876	2,351
Construction	—	—	—	580	—	580	580	42
Total commercial	16,337	3,415	19,752	9,751	30,113	39,864	59,616	8,587
Consumer
Installment	39,383	600	39,983	1,429	39	1,468	41,451	1,123
Home equity lines	23,567	390	23,957	883	15	898	24,855	270
Credit card	554	111	665	—	22	22	687	225
Residential mortgages	14,863	1,764	16,627	6,018	2,510	8,528	25,155	1,038
Total consumer	78,367	2,865	81,232	8,330	2,586	10,916	92,148	2,656
Total TDRs	$94,704	$6,280	$100,984	$18,081	$32,699	$50,780	$151,764	$11,243

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$22,566	$107	$22,673	$4,229	$6,185	$10,414	$33,087	$6,052
CRE	10,271	2,247	12,518	746	1,407	2,153	14,671	20
Construction	—	—	—	—	—	—	—	—
Total originated commercial	32,837	2,354	35,191	4,975	7,592	12,567	47,758	6,072
Consumer
Installment	34,902	794	35,696	1,125	83	1,208	36,904	1,009
Home equity lines	6,511	114	6,625	399	56	455	7,080	188
Credit card	575	140	715	—	2	2	717	243
Residential mortgages	12,869	2,896	15,765	4,611	3,529	8,140	23,905	944
Total originated consumer	54,857	3,944	58,801	6,135	3,670	9,805	68,606	2,384
Total originated TDRs	$87,694	$6,298	$93,992	$11,110	$11,262	$22,372	$116,364	$8,456
Acquired loans
Commercial
C&I	$7,611	$—	$7,611	$—	$—	$—	$7,611	$—
CRE	—	—	—	659	259	918	918	201
Total acquired commercial	7,611	—	7,611	659	259	918	8,529	201
Consumer
Installment	967	126	1,093	14	10	24	1,117	45
Home equity lines	6,941	655	7,596	122	—	122	7,718	70
Residential mortgages	1,096	256	1,352	802	—	802	2,154	—
Total acquired consumer	9,004	1,037	10,041	938	10	948	10,989	115
Total acquired TDRs	$16,615	$1,037	$17,652	$1,597	$269	$1,866	$19,518	$316
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	14,056	14,056	—	—	—	14,056	2,333
Construction	593	—	593	—	—	—	593	—
Total FDIC acquired commercial	593	14,056	14,649	—	—	—	14,649	2,333
Consumer
Home equity lines	10,065	70	10,135	6	74	80	10,215	23
Residential mortgages	182	—	182	—	—	—	182	—
Total FDIC acquired consumer	10,247	70	10,317	6	74	80	10,397	23
Total FDIC acquired TDRs	$10,840	$14,126	$24,966	$6	$74	$80	$25,046	$2,356
Total Loans
Commercial
C&I	$30,177	$107	$30,284	$4,229	$6,185	$10,414	$40,698	$6,052
CRE	10,271	16,303	26,574	1,405	1,666	3,071	29,645	2,554
Construction	593	—	593	—	—	—	593	—
Total commercial	41,041	16,410	57,451	5,634	7,851	13,485	70,936	8,606
Consumer
Installment	35,869	920	36,789	1,139	93	1,232	38,021	1,054
Home equity lines	23,517	839	24,356	527	130	657	25,013	281
Credit card	575	140	715	—	2	2	717	243
Residential mortgages	14,147	3,152	17,299	5,413	3,529	8,942	26,241	944
Total consumer	74,108	5,051	79,159	7,079	3,754	10,833	89,992	2,522
Total TDRs	$115,149	$21,461	$136,610	$12,713	$11,605	$24,318	$160,928	$11,128

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of March 31, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$16,558	$—	$16,558	$—	$365	$365	$16,923	$124
CRE	6,031	1,493	7,524	3,724	828	4,552	12,076	71
Construction	—	—	—	—	—	—	—	—
Total originated commercial	22,589	1,493	24,082	3,724	1,193	4,917	28,999	195
Consumer
Installment	24,701	409	25,110	1,528	244	1,772	26,882	1,005
Home equity lines	6,680	113	6,793	811	28	839	7,632	254
Credit card	721	77	798	—	17	17	815	263
Residential mortgages	14,299	2,286	16,585	5,020	3,217	8,237	24,822	1,416
Total originated consumer	46,401	2,885	49,286	7,359	3,506	10,865	60,151	2,938
Total originated TDRs	$68,990	$4,378	$73,368	$11,083	$4,699	$15,782	$89,150	$3,133
Acquired loans
Commercial
C&I	$—	$—	$—	$2	$—	$2	$2	$2
CRE	—	—	—	954	1,499	2,453	2,453	135
Total acquired commercial	—	—	—	956	1,499	2,455	2,455	137
Consumer
Installment	1,139	33	1,172	23	—	23	1,195	48
Home equity lines	6,610	564	7,174	136	—	136	7,310	—
Residential mortgages	1,335	—	1,335	616	235	851	2,186	—
Total acquired consumer	9,084	597	9,681	775	235	1,010	10,691	48
Total acquired TDRs	$9,084	$597	$9,681	$1,731	$1,734	$3,465	$13,146	$185
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	23,895	23,895	—	—	—	23,895	2,026
Construction	—	346	346	—	—	—	346	293
Total FDIC acquired commercial	—	24,241	24,241	—	—	—	24,241	2,319
Consumer
Home equity lines	7,703	939	8,642	267	—	267	8,909	24
Residential mortgages	185	—	185	—	—	—	185	—
Total FDIC acquired consumer	7,888	939	8,827	267	—	267	9,094	24
Total FDIC acquired TDRs	$7,888	$25,180	$33,068	$267	$—	$267	$33,335	$2,343
Total loans
Commercial
C&I	$16,558	$—	$16,558	$2	$365	$367	$16,925	$126
CRE	6,031	25,388	31,419	4,678	2,327	7,005	38,424	2,232
Construction	—	346	346	—	—	—	346	293
Total commercial	22,589	25,734	48,323	4,680	2,692	7,372	55,695	2,651
Consumer
Installment	25,840	442	26,282	1,551	244	1,795	28,077	1,053
Home equity lines	20,993	1,616	22,609	1,214	28	1,242	23,851	278
Credit card	721	77	798	—	17	17	815	263
Residential mortgages	15,819	2,286	18,105	5,636	3,452	9,088	27,193	1,416
Total consumer	63,373	4,421	67,794	8,401	3,741	12,142	79,936	3,010
Total TDRs	$85,962	$30,155	$116,117	$13,081	$6,433	$19,514	$135,631	$5,661

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

The following tables provide the number of loans modified in a TDR within the previous 12 months that subsequently defaulted during the three months ended March 31, 2016 and March 31, 2015, as well as the amount defaulted in these restructured loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total originated commercial	—	—
Consumer
Installment	8	83
Home equity lines	—	—
Credit card	3	2
Residential mortgages	1	76
Total originated consumer	12	$161
FDIC acquired loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	—	$—
Acquired loans
Commercial
C&I	—	$—
CRE	1	255
Construction	—	—
Total acquired commercial	1	$255
Consumer
Installment	2	31
Home equity lines	1	14
Residential mortgages	—	—
Total acquired consumer	3	$45
Total loans
Commercial
C&I	—	$—
CRE	1	255
Construction	—	—
Total commercial	1	255
Consumer
Installment	10	114
Home equity lines	1	14
Credit card	3	2
Residential mortgages	1	76
Total consumer	15	206
Total	16	$461

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	—	$—
CRE	—	—
Construction	—	—
Total originated commercial	—	—
Consumer
Installment	2	—
Home equity lines	—	—
Credit card	2	17
Residential mortgages	—	—
Total originated consumer	4	$17
FDIC acquired loans
Commercial
C&I	1	$427
CRE	—	—
Construction	—	—
Total FDIC acquired commercial	1	$427
Acquired loans
Commercial
C&I	1	$55
CRE	—	—
Construction	—	—
Total acquired commercial	1	$55
Total loans
Commercial
C&I	2	$482
CRE	—	—
Construction	—	—
Total commercial	2	482
Consumer
Installment	2	—
Home equity lines	—	—
Credit card	2	17
Residential mortgages	—	—
Total consumer	4	17
Total	6	$499

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of March 31, 2016, December 31, 2015, and March 31, 2015. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2015 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	March 31, 2016
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(30,194)	$52,129
Lease intangible	238	(220)	18
Trust Relationships (2)	14,000	(7,823)	6,177
	$96,561	(38,237)	$58,324

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(28,304)	$54,019
Lease intangible	238	(212)	26
Trust Relationships (2)	14,000	(7,417)	6,583
	$96,561	(35,933)	$60,628

	March 31, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(22,073)	$60,250
Lease intangible	238	(185)	53
Trust relationships (2)	14,000	(5,881)	8,119
	$96,561	(28,139)	$68,422

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $2.3 million in the three months ended March 31, 2016, compared to $2.6 million in the three months ended March 31, 2015. Estimated amortization expense for each of the next five years is as follows: remainder of 2016 - $6.9 million; 2017 - $8.2 million; 2018 - $7.3 million; and 2019 - $6.5 million; 2020 - $5.2 million.

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

Preferred Stock

The Corporation has 7,000,000 shares of authorized Preferred Stock and has designated 115,000 shares of its Preferred Stock as 5.875% Non-Cumulative Perpetual Preferred Stock, Series A. On February 4, 2013, the Corporation issued 100,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series A, which began paying cash dividends on May 4, 2013, quarterly in arrears on the 4th day of February, May, August, and November.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Basic EPS:
Net income	$54,136	$57,139
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469
Income allocated to participating securities	387	407
Net income attributable to common shareholders	$52,280	$55,263
Weighted average Common Stock outstanding used in basic EPS	165,745	165,411
Basic net income per common share	$0.32	$0.33

Diluted EPS:
Income used in diluted earnings per common share calculation	$52,280	$55,263
Weighted average Common Stock outstanding used in basic EPS	165,745	165,411
Add: Common Stock equivalents
Employee stock award plans	494	592
Weighted average Common and Common Stock equivalent shares outstanding	166,239	166,003
Diluted net income per common share	$0.31	$0.33

Common Stock equivalents consist of employee stock award plans. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Antidilutive potential Common Stock for the three months ended March 31, 2016 and 2015 totaled 0.5 million and 0.8 million, respectively.

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2015 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatches between asset and liability cash flows as well as interest rate risk for mortgage servicing rights and mortgage origination business have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three months ended March 31, 2016 and March 31, 2015:

					FirstMerit
(In thousands)	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2016	QTD	QTD	QTD	QTD	QTD
OPERATIONS:
Net interest income/(loss)	$102,619	$94,728	$6,552	$(18,743)	$185,156
Provision/ (recapture) for loan losses	5,772	4,047	(155)	(1,855)	7,809
Noninterest income	21,179	23,594	14,309	8,312	67,394
Noninterest expense	61,020	88,694	13,353	3,896	166,963
Net income/(loss)	37,054	16,628	4,981	(4,527)	54,136
AVERAGES:
Assets	$9,592,202	$6,232,255	$305,566	$9,640,834	$25,770,857
Loans	9,709,788	6,020,757	297,143	51,759	16,079,447
Earning assets	10,074,234	6,027,689	297,143	6,491,016	22,890,082
Deposits	7,478,489	11,025,256	1,319,711	812,209	20,635,665
Economic capital	1,252,294	872,762	131,588	713,523	2,970,167

					FirstMerit
(In thousands)	Commercial	Retail	Wealth	Other	Consolidated
March 31, 2015	QTD	QTD	QTD	QTD	QTD
OPERATIONS:
Net interest income/(loss)	$99,844	$91,095	$5,353	$(10,669)	$185,623
Provision/ (recapture) for loan losses	(526)	7,533	(170)	1,411	8,248
Noninterest income	22,490	21,737	13,976	7,644	65,847
Noninterest expense	61,653	88,271	13,719	(2,991)	160,652
Net income/(loss)	39,785	11,068	3,756	2,530	57,139
AVERAGES:
Assets	$9,454,218	$5,845,417	$302,186	$9,303,273	$24,905,094
Loans	9,506,529	5,570,590	292,016	58,046	15,427,181
Earning assets	9,794,483	5,582,849	292,016	6,431,069	22,100,417
Deposits	6,886,945	11,124,158	1,240,960	536,862	19,788,925
Economic capital	848,890	479,188	55,187	1,483,097	2,866,362

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

At March 31, 2016, December 31, 2015, and March 31, 2015, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2015		March 31, 2016		December 31, 2015		March 31, 2015
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Commercial loan swaps (FRAPS)	$—	$—	$—	$—	$—	$—	$52,821	$3,238	$55,689	$3,536	$89,591	$6,063
Sub debt swap	250,000	22,718	250,000	8,739	250,000	12,688	—	—	—	—	—	—
Fair value hedges	$250,000	$22,718	$250,000	$8,739	$250,000	$12,688	$52,821	$3,238	$55,689	$3,536	$89,591	$6,063

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Sub Debt Swap. During the fourth quarter of 2014, the Corporation entered into a $250.0 million interest rate swap simultaneously with its long-term debt issuance for interest rate risk management purposes. This interest rate swap effectively modifies the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the swap, without an exchange of the underlying principal amount. This interest rate swap was designated as a fair value hedge, and through application of the “shortcut method of accounting”, there is an assumption that the hedge is effective in offsetting changes in the fair value of the long-term debt due to changes in the U.S. LIBOR swap rate (the designated benchmark interest rate).

Derivatives Not Designated in Hedge Relationships

As of March 31, 2016, December 31, 2015, and March 31, 2015, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2015		March 31, 2016		December 31, 2015		March 31, 2015
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,850,414	$75,139	$1,824,576	$48,920	$1,718,850	$59,147	$1,850,414	$75,139	$1,824,576	$48,920	$1,718,850	$59,147
Mortgage loan commitments	40,904	240	20,635	149	51,937	388	—	—	—	—	—	—
Forward sales contracts			—	—	—	—	7,527	82	9,659	5	11,758	68
Credit contracts	—	—	—	—	—	—	74,315	8	73,715	—	80,047	—
Foreign exchange	15,467	452	13,671	299	40,537	350	8,641	154	11,706	284	10,052	169
Equity swap	—	—	—	—	—	—	36,125	—	36,631	—	30,896	—
Total	$1,906,785	$75,831	$1,858,882	$49,368	$1,811,324	$59,885	$1,977,022	$75,383	$1,956,287	$49,209	$1,851,603	$59,384

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations in interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between two to seven years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one year to nine years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $6.4 million as of March 31, 2016. The fair values of the written swap participations were not material at March 31, 2016, December 31, 2015, and March 31, 2015.

Gains and losses recognized in income on non-designated hedging instruments for the three months ended March 31, 2016 and 2015 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended March 31,
		2016	2015
Mortgage loan commitments	Loan sales and servicing income	$92	$(1,020)
Forward sales contracts	Loan sales and servicing income	(77)	204
Foreign exchange contracts	Other operating income	819	(877)
Equity swap	Other operating expense	—	—
Total		$834	$(1,693)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of "credit risk" or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer, a derivative clearing organization, or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation's Board of Directors. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements with collateral delivery thresholds on all bilateral derivatives. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are approved by the Corporation's Board of Directors. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBS.

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

The fair value of investment securities posted as collateral against derivative liabilities was $45.1 million, $47.2 million, and $53.6 million as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty in the net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of March 31, 2016, December 31, 2015, and March 31, 2015. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of March 31, 2016
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$22,718	$—	$22,718	$—	$—	$22,718
Interest rate swaps - non-designated	20	$—	20	(20)	—	—
Foreign exchange	27	—	27	(27)	—	—
Total derivative assets	$22,765	$—	$22,765	$(47)	$—	$22,718

Derivative liabilities
Interest rate swaps - designated	$3,238	$—	$3,238	$—	$(3,238)	$—
Interest rate swaps - non-designated	75,119	—	75,119	(20)	(75,099)	—
Foreign exchange	121	—	121	(27)	(94)	—
Total derivative liabilities	$78,478	$—	$78,478	$(47)	$(78,431)	$—

	As of December 31, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	$8,739	$—	$8,739	$—	$—	$8,739
Interest rate swaps - non-designated	155	—	155	(155)	—	—
Foreign exchange	270	—	270	(32)	(238)	—
Total derivative assets	$9,164	$—	$9,164	$(187)	$(238)	$8,739

Derivative liabilities
Interest rate swaps - designated	$3,536	$—	$3,536	$—	$(3,536)	$—
Interest rate swaps - non-designated	48,765	—	48,765	(155)	(48,610)	—
Foreign exchange	32	—	32	(32)	—	—
Total derivative liabilities	$52,333	$—	$52,333	$(187)	$(52,146)	$—

	As of March 31, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	12,688	—	12,688	—	—	12,688
Interest rate swaps - non-designated	$67	$—	$67	$(67)	$—	$—
Foreign exchange	219	—	219	(47)	(172)	—
Total derivative assets	$12,974	$—	$12,974	$(114)	$(172)	$12,688

Derivative liabilities
Interest rate swaps - designated	$6,063	$—	$6,063	$—	$(6,063)	$—
Interest rate swaps - non-designated	59,080	—	59,080	(67)	(59,013)	—
Foreign exchange	47	—	47	(47)	—	—
Total derivative liabilities	$65,190	$—	$65,190	$(114)	$(65,076)	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

9.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended March 31,
(In thousands)	2016	2015
Service cost	$198	$207
Interest cost	3,649	3,517
Expected return on assets	(3,788)	(3,902)
Amortization of unrecognized prior service costs	75	570
Amortization of actuarial losses/(gains)	830	1,057
Net periodic pension cost	$964	$1,449

	Postretirement Benefits
	Three Months Ended March 31,
(In thousands)	2016	2015
Service cost	$26	$41
Interest cost	64	144
Amortization of unrecognized prior service costs	(636)	(160)
Amortization of actuarial losses/(gains)	245	81
Net periodic postretirement cost	$(301)	$106

For further information on the Corporation's employee benefit plans, refer to Note 13 (Benefit Plans) to the consolidated financial statements in the 2015 Form 10-K.

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

Additional information regarding the Corporation's accounting policies for determining fair value is provided in Note 1 (Summary of Significant Accounting Policies) under the heading "Fair Value Measurements".

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2016, December 31, 2015, and March 31, 2015:

		Fair Value by Hierarchy
(In thousands)	March 31, 2016	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,873	$2,873	$—	$—
U.S. government agency debentures	2,520	—	2,520	—
U.S. States and political subdivisions	173,141	—	173,141	—
Residential mortgage-backed securities:
U.S. government agencies	907,656	—	907,656	—
Commercial mortgage-backed securities:
U.S. government agencies	184,248	—	184,248	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,226,737	—	2,226,737	—
Non-agency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	272,882	—	272,882	—
Corporate debt securities	48,756	—	—	48,756
Asset-backed securities:
Collateralized loan obligations	285,397	—	—	285,397
Total available for sale securities	4,104,214	2,873	3,767,184	334,157
Residential loans held for sale	5,249	—	5,249	—
Derivative assets:
Interest rate swaps - fair value hedges	22,718	—	22,718	—
Interest rate swaps - nondesignated	75,139	—	75,139	—
Mortgage loan commitments	240	—	240	—
Foreign exchange	452	—	452	—
Total derivative assets	98,549	—	98,549	—
Total fair value of assets (1)	$4,208,012	$2,873	$3,870,982	$334,157
Derivative liabilities:
Interest rate swaps - fair value hedges	$3,238	$—	$3,238	$—
Interest rate swaps - nondesignated	75,139	—	75,139	—
Forward sales contracts	82	—	82	—
Credit contracts	8	—	8	—
Foreign exchange	154	—	154	—
Total derivative liabilities	78,621	—	78,621	—
True-up liability	15,115	—	—	15,115
Total fair value of liabilities (1)	$93,736	$—	$78,621	$15,115
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$17,460	$—	$—	$17,460
Impaired loans (3)	86,315	—	—	86,315
Other property (4)	13,629	—	—	13,629
Total nonrecurring fair value	$117,404	$—	$—	$117,404

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2016.
(2) MSRs with a recorded investment of $18.1 million were reduced by a specific valuation allowance totaling $0.9 million to a reported carrying value of $17.3 million resulting in recognition of $0.5 million in expense included in loan sales and servicing income in the three months ended March 31, 2016.
(3) At March 31, 2016, collateral dependent impaired loans with a recorded investment of $94.1 million were reduced by specific valuation allowance allocations totaling $7.8 million to a reported net carrying value of $86.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(4) Amounts do not include assets held at cost at March 31, 2016. During the three months ended March 31, 2016, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $2.0 million included in noninterest expense.

		Fair Value by Hierarchy
(In thousands)	December 31, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,821	$2,821	$—	$—
U.S treasury notes & bonds	5,000	—	5,000	—
U.S. government agency debentures	2,498	—	2,498	—
U.S. States and political subdivisions	192,795	—	192,795	—
Residential mortgage-backed securities:
U.S. government agencies	906,229	—	906,229	—
Commercial mortgage-backed securities:
U.S. government agencies	172,109	—	172,109	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,128,320	—	2,128,320	—
Non-agency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	216,319	—	216,319	—
Corporate debt securities	52,229	—	—	52,229
Asset-backed securities
Collateralized loan obligations	289,411	—	—	289,411
Total available-for-sale securities	3,967,735	2,821	3,623,270	341,644
Residential loans held for sale	5,472	—	5,472	—
Derivative assets:
Interest rate swaps - fair value hedges	8,739	—	8,739	—
Interest rate swaps - nondesignated	48,920	—	48,920	—
Mortgage loan commitments	149	—	149	—
Foreign exchange	299	—	299	—
Total derivative assets	58,107	—	58,107	—
Total fair value of assets (1)	$4,031,314	$2,821	$3,686,849	$341,644
Derivative liabilities:
Interest rate swaps - fair value hedges	$3,536	$—	$3,536	$—
Interest rate swaps - nondesignated	48,920	—	48,920	—
Forward sale contracts	5	—	5	—
Foreign exchange	284	—	284	—
Total derivative liabilities	52,745	—	52,745	—
True-up liability	14,750	—	—	14,750
Total fair value of liabilities (1)	$67,495	$—	$52,745	$14,750
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$19,149	$—	$—	$19,149
Impaired loans (3)	71,428	—	—	71,428
Other property (4)	18,576	—	—	18,576
Other real estate covered by loss share (5)	365	—	—	365
Total nonrecurring fair value	$109,518	$—	$—	$109,518

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the year ended December 31, 2015.
(2) MSRs with a recorded investment of $18.9 million were reduced by a specific valuation allowance totaling $0.4 million to a reported carrying value of $18.5 million resulting in a recovery of previously recognized expense of $0.6 million in recoveries included in loans sales and servicing income in the year ended December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(3) At December 31, 2015, collateral dependent impaired loans with a recorded investment of $84.3 million were reduced by specific valuation allowance allocations totaling $12.9 million to a reported net carrying value of $71.4 million.
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

		Fair Value by Hierarchy
(In thousands)	March 31, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,869	$2,869	$—	$—
U.S. government agency debentures	2,513	—	2,513	—
U.S. States and political subdivisions	215,164	—	215,164	—
Residential mortgage-backed securities:
U.S. government agencies	947,303	—	947,303	—
Commercial mortgage-backed securities:
U.S. government agencies	140,359	—	140,359	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,892,560	—	1,892,560	—
Non-agency	6	—	1	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	244,059	—	244,059	—
Corporate debt securities	52,264	—	—	52,264
Asset-backed securities:
Collateralized loan obligations	293,962	—	—	293,962
Total available-for-sale securities	3,791,059	2,869	3,441,959	346,231
Residential loans held for sale	3,568	—	3,568	—
Derivative assets:
Interest rate swaps - fair value hedges	12,688	—	12,688	—
Interest rate swaps - nondesignated	59,147	—	59,147	—
Mortgage loan commitments	388	—	388	—
Foreign exchange	350	—	350	—
Total derivative assets	72,573	—	72,573	—
Total fair value of assets (1)	$3,867,200	$2,869	$3,518,100	$346,231
Derivative liabilities:
Interest rate swaps - fair value hedges	$6,063	$—	$6,063	$—
Interest rate swaps - nondesignated	59,147	—	59,147	—
Forward sale contracts	68	—	68	—
Foreign exchange	169	—	169	—
Total derivative liabilities	65,447	—	65,447	—
True-up liability	13,707	—	—	13,707
Total fair value of liabilities (1)	$79,154	$—	$65,447	$13,707
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$20,526	$—	$—	$20,526
Impaired loans (3)	63,839	—	—	63,839
Other property (4)	16,956	—	—	16,956
Other real estate covered by loss share (5)	7,293	—	—	7,293
Total nonrecurring fair value	$108,614	$—	$—	$108,614

(1) There were no transfers between levels 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(2) MSRs with a recorded investment of $21.5 million were reduced by a specific valuation allowance totaling $1.1 million to a reported carrying value of $20.4 million resulting in recovery of a previously recognized expense of $0.2 million in the three months ended March 31, 2015.
(3) At March 31, 2015, collateral dependent impaired loans with a recorded investment of $75.6 million were reduced by specific valuation allowance allocations totaling $11.8 million to a reported net carrying value of $63.8 million.
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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended March 31, 2016 and 2015, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of March 31, 2016, 8% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended March 31, 2016.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss share agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss share agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The discount rate used to value the true-up liability was 3.46% and 3.05% as of March 31, 2016 and 2015, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.6 million and $0.6 million, respectively, as of March 31, 2016.

In accordance with the loss share agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $9.6 million, $9.3 million, and $8.6 million as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

In accordance with the loss share agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.5 million, $5.5 million, and $5.1 million as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016		2015
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$341,644	$14,750	$339,187	$13,294
(Gains) losses included in earnings (1)	—	365	—	413
Unrealized gains (losses) (2)	(7,556)	—	6,682	—
Purchases	—	—	—	—
Sales	—	—
Settlements	69	—	362	—
Balance at ending of period	$334,157	$15,115	$346,231	$13,707

(1) Reported in "Other expense"
(2) Reported in "Other comprehensive income (loss)"

Fair Value Option

Residential mortgage loans held for sale are recorded at fair value under fair value option accounting guidance. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of the hedge accounting under GAAP.

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of March 31, 2016, December 31, 2015, and March 31, 2015. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Aggregate fair value carrying amount	$5,249	$5,472	$3,568
Aggregate unpaid principal / contractual balance	5,084	5,320	3,400
Carrying amount over aggregate unpaid principal (1)	$165	$152	$168

(1) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of March 31, 2016, December 31, 2015, and March 31, 2015 are shown in the tables below.

	March 31, 2016
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$759,897	$759,897	$759,897	$—	$—
Available-for-sale securities	4,104,214	4,104,214	2,873	3,767,184	334,157
Held-to-maturity securities	2,613,700	2,632,274	—	2,632,274	—
Other securities	148,159	148,159	—	148,159	—
Loans held for sale	5,249	5,249	—	5,249	—
Net originated loans	14,286,598	14,069,307	—	—	14,069,307
Net acquired loans	1,629,283	1,681,087	—	—	1,681,087
Net FDIC acquired loans and loss share receivable	157,632	157,632	—	—	157,632
Accrued interest receivable	70,280	70,280	—	70,280	—
Derivatives	98,549	98,549	—	98,549	—
Financial liabilities:
Deposits	$21,101,366	$21,109,594	$—	$21,109,594	$—
Federal funds purchased and securities sold under agreements to repurchase	719,850	719,850	—	719,850	—
Wholesale borrowings	378,996	383,432	—	383,432	—
Long-term debt	519,249	504,468	—	504,468	—
Accrued interest payable	10,093	10,093	—	10,093	—
Derivatives	78,621	78,621	—	78,621	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$463,817	$463,817	$463,817	$—	$—
Available-for-sale securities	3,967,735	3,967,735	2,821	3,623,270	341,644
Held-to-maturity securities	2,674,093	2,659,119	—	2,659,119	—
Other securities	148,172	148,172	—	148,172	—
Loans held for sale	5,472	5,472	—	5,472	—
Net originated loans	14,013,370	13,795,058	—	—	13,795,058
Net acquired loans	1,739,194	1,796,314	—	—	1,796,314
Net FDIC acquired loans and loss share receivable	170,690	170,690	—	—	170,690
Accrued interest receivable	67,887	67,887	—	67,887	—
Derivatives	58,107	58,107	—	58,107	—
Financial liabilities:
Deposits	$20,108,003	$20,116,298	$—	$20,116,298	$—
Federal funds purchased and securities sold under agreements to repurchase	1,037,075	1,037,075	—	1,037,075	—
Wholesale borrowings	580,648	582,120	—	582,120	—
Long-term debt	505,173	503,675	—	503,675	—
Accrued interest payable	10,758	10,758	—	10,758	—
Derivatives	52,745	52,745	—	52,745	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	March 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$532,425	$532,425	$532,425	$—	$—
Available-for-sale securities	3,791,059	3,791,059	2,869	3,441,959	346,231
Held-to-maturity securities	2,855,174	2,848,912	—	2,848,912	—
Other securities	148,475	148,475	—	148,475	—
Loans held for sale	3,568	3,568	—	3,568	—
Net originated loans	12,758,492	12,588,147	—	—	12,588,147
Net acquired loans	2,317,386	2,393,942	—	—	2,393,942
Net FDIC acquired loans and loss share receivable	268,459	268,459	—	—	268,459
Accrued interest receivable	69,086	69,086	—	69,086	—
Derivatives	72,573	72,573	—	72,573	—
Financial liabilities:
Deposits	$19,925,595	$19,932,571	$—	$19,932,571	$—
Federal funds purchased and securities sold under agreements to repurchase	1,113,371	1,113,371	—	1,113,371	—
Wholesale borrowings	316,628	320,180	—	320,180	—
Long-term debt	512,625	527,018	—	527,018	—
Accrued interest payable	9,620	9,620	—	9,620	—
Derivatives	65,447	65,447	—	65,447	—

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

11.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the three months ended March 31, 2016 and 2015, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $7.7 million and $50.3 million, respectively, and recognized pretax gains of $0.2 million and $0.6 million, respectively, which are included as a component of loan sales and servicing income. As of March 31, 2016 and 2015, the Corporation retained the related MSRs, for which it receives servicing fees, on $3.3 million and $45.2 million, respectively, of the loans sold.

The Corporation serviced for third parties approximately $2.3 billion of residential mortgage loans at March 31, 2016 and $2.6 billion at March 31, 2015. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.4 million and $1.6 million, respectively, for the three months ended March 31, 2016 and 2015.

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

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Carrying amount of MSRs
Beginning balance	$18,938	$22,011
Additions	28	470
Amortization	(839)	(991)
Ending balance	18,127	21,490

Valuation Allowance:
Beginning balance	(399)	(955)
Recoveries/(Additions)	(469)	(176)
Ending balance	(868)	(1,131)
MSRs, net carrying balance	$17,259	$20,359

Fair value at end of period	$17,460	$20,526

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three months ended March 31, 2016 and 2015.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2016 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Prepayment speed assumption (annual CPR)	13.30%
Decrease in fair value from 10% adverse change	$691
Decrease in fair value from 25% adverse change	$1,342
Discount rate assumption	9.39%
Decrease in fair value from 100 basis point adverse change	$528
Decrease in fair value from 200 basis point adverse change	$1,022
Expected weighted-average life (in months)	90

12.     Commitments and Guarantees

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 10 (Fair Value Measurement). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The reserve for unfunded lending commitments at March 31, 2016, December 31, 2015, and March 31, 2015, included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $4.9 million, $4.1 million, and $4.3 million, respectively.

The Corporation's credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

Unused commitments to extend credit
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial	$3,609,266	$3,992,089	$3,691,193
Consumer	2,458,973	2,393,058	2,343,677
Total unused commitments to extend credit	$6,068,239	$6,385,147	$6,034,870

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Financial guarantees
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Standby letters of credit	$236,642	$254,703	$275,736
Loans sold with recourse	11,781	12,902	39,996
Total financial guarantees	$248,423	$267,605	$315,732

Standby Letters of Credit. Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The Corporation has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Collateral held varies, but may include marketable securities, equipment, inventory, and real estate. Except for short-term guarantees of $118.2 million at March 31, 2016, the remaining guarantees extend in varying amounts through 2024.

Loans Sold with Recourse. The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells service released residential mortgage loans to other investors which contain early payment default recourse provisions. As of March 31, 2016, December 31, 2015, and March 31, 2015, the Corporation had sold $9.2 million, $10.1 million, and $33.1 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $2.6 million, $2.7 million, and $6.7 million as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reserve associated with loans sold with recourse is included in accrued taxes, expenses and other liabilities on the Consolidated Balance Sheets. The Corporation's reserve reflects Management's best estimate of losses. The Corporation's reserving methodology uses current information about investor repurchase requests, and assumptions about repurchase mix and loss severity, based upon the Corporation's most recent loss trends. The Corporation also considers qualitative factors that may result in anticipated losses differing from historical loss trends, such as loan vintage, underwriting characteristics and macroeconomic trends.

Changes in the repurchase reserves for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$2,725	$7,250
Net increase/(decrease) to reserve	(53)	(402)
Net realized (losses)/gains	(47)	(198)
Balance at end of period	$2,625	$6,650

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

Merger litigation

Five putative derivative and class action lawsuits have been filed by separate shareholders of FirstMerit Corporation (“FirstMerit”) relating to the proposed merger between Huntington Bancshares, Inc. (“Huntington”) and FirstMerit.  Two of those lawsuits were filed in the Summit County Common Pleas Court, Ohio:  W. Patrick Murray v. Huntington Bancshares Incorporated, Case No. CV-2016-02-0917, was filed on February 11, 2016; and The Robinson Family Trust v. Paul Greig, Case No. CV-2016-02-0981, was filed on February 17, 2016 (the “State Court Lawsuits”).  On April 14, 2016, the State Court Lawsuits were consolidated.  The State Court Lawsuits consolidated complaint alleges that the individual directors of FirstMerit breached their fiduciary duties by approving a proposed merger that allegedly undervalues FirstMerit, allegedly provides the directors with benefits not afforded FirstMerit shareholders, and allegedly includes deal protection devices to ensure that the proposed merger will be consummated.  The consolidated complaint also alleges that the directors approved a Registration Statement on S-4, filed on March 4, 2016, (the “Registration Statement”) that omits material information about the proposed merger.  It also alleges that Huntington aided and abetted the alleged breaches of fiduciary duty.  It seeks declaratory and injunctive relief to prevent the consummation of the proposed merger, an award of fees and costs, and other equitable relief.

The other three lawsuits were filed in the United States District Court for the Northern District of Ohio:  Wojno v. FirstMerit Corp., Case No. 5:16-cv-461, was filed on February 26, 2016; Wilkinson v. FirstMerit Corp., Case No. 5:16-cv-723, was filed on March 23, 2016; and Hafner v. Greig, Case No 5:16-cv-762, was filed on March 28, 2016 (the “Federal Court Lawsuits”).  On April 8, 2016, the parties to the Federal Court Lawsuits filed a stipulation that, among other things, would consolidate the actions and designate a consolidated complaint.  The stipulation remains pending.  Each complaint in the Federal Court Lawsuits makes similar allegations to the State Court Lawsuits consolidated complaint, and also alleges that the directors violated Sections 14(a) and 20(a) of the Securities Exchange of 1934 and Rule 14a-9 promulgated thereunder by approving the Registration Statement.  The Hafner complaint also alleges that Huntington violated Section 20(a) of the Securities Exchange Act in connection with the Registration Statement.  Each complaint in the Federal Court Lawsuits seeks similar relief to the State Court Lawsuits consolidated complaint.
On April 13, 2016, the defendants in the State Court Lawsuits filed a motion to stay the State Court Lawsuits pending the resolution of the parallel Federal Court Lawsuits.  The motion to stay remains pending.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016
(In thousands)	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(32,786)	$(15,840)	$(16,946)
Changes in unrealized securities' holding gains/(losses)	48,379	17,562	30,817
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(1,441)	(147)	(1,294)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	295	107	188
Balance at the end of the period	14,447	1,682	12,765
Pension plans and other postretirement benefits:
Balance at the beginning of the period	(95,760)	(33,432)	(62,328)
Current year actual losses/(gains)	—	—	—
Amortization of actuarial losses/(gains)	2,168	773	1,395
Amortization of prior service cost reclassified to other noninterest expense	(260)	(87)	(173)
Balance at the end of the period	(93,852)	(32,746)	(61,106)
Total Accumulated Other Comprehensive Income	$(79,405)	$(31,064)	$(48,341)

	Three Months Ended
	March 31, 2015
(In thousands)	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$(8,531)	$(2,985)	$(5,546)
Changes in unrealized securities' holding gains/(losses)	34,117	11,941	22,176
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(504)	(176)	(328)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(354)	(124)	(230)
Balance at the end of the period	24,728	8,656	16,072
Pension plans and other postretirement benefits:
Balance at the beginning of the period	(102,068)	(35,722)	(66,346)
Amortization of actuarial losses/(gains)	1,138	398	740
Amortization of prior service cost reclassified to other noninterest expense	410	143	267
Balance at the end of the period	(100,520)	(35,181)	(65,339)
Total Accumulated Other Comprehensive Income	$(75,792)	$(26,525)	$(49,267)

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(In thousands)	March 31, 2016	Income statement line item presentation
Realized (gains)/losses on sale of securities	$295	Investment securities losses (gains), net
Tax expense (benefit) (36.3%)	107	Income tax expense (benefit)
Reclassified amount, net of tax	$188

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended
(In thousands)	March 31, 2015	Income statement line item presentation
Realized (gains)/losses on sale of securities	$(354)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(124)	Income tax expense (benefit)
Reclassified amount, net of tax	$(230)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
EARNINGS
Net interest income TE (1)	$189,115	$188,979	$189,119	$189,018	$189,554
TE adjustment (1)	3,959	3,748	3,796	3,900	3,931
Provision for originated loan losses	5,410	12,487	10,402	10,809	6,036
Provision/(recapture) for acquired loan losses	1,131	1,503	144	(952)	2,214
Provision/(recapture) for FDIC acquired loan losses	1,268	(379)	3,729	(891)	(2)
Noninterest income	67,394	65,143	71,426	66,582	65,847
Noninterest expense	166,963	155,622	160,742	161,674	160,652
Net income	54,136	56,749	59,012	56,584	57,139
Diluted EPS (3)	0.31	0.33	0.34	0.33	0.33
PERFORMANCE RATIOS
Return on average assets (ROA)	0.84%	0.89%	0.93%	0.90%	0.93%
Return on average equity (ROE)	7.33%	7.65%	8.05%	7.85%	8.08%
Return on average tangible common equity (1)	10.52%	11.04%	11.69%	11.44%	11.85%
Net interest margin TE (1)	3.32%	3.30%	3.33%	3.39%	3.48%
Efficiency ratio (1)	64.27%	60.22%	60.71%	62.37%	61.97%
Number of full-time equivalent employees	3,949	3,926	3,961	4,017	4,103
MARKET DATA
Book value per common share	$18.09	$17.74	$17.72	$17.42	$17.46
Tangible book value per common share (1)	12.66	12.29	12.26	11.95	11.96
Period end common share market value	21.05	18.65	17.67	20.83	19.06
Market as a % of book	116%	105%	100%	120%	109%
Cash dividends per common share	$0.17	$0.17	$0.17	$0.16	$0.16
Common Stock dividend payout ratio	54.84%	51.52%	50.00%	48.48%	48.48%
Average basic common shares	165,745	165,762	165,762	165,736	165,411
Average diluted common shares	166,239	166,222	166,058	166,277	166,003
Period end common shares	165,720	165,758	165,759	165,773	165,453
Common shares repurchased	55	15	20	211	66
Common Stock market capitalization	$3,488,406	$3,091,387	$2,928,962	$3,453,052	$3,153,534
ASSET QUALITY (excluding acquired and FDIC acquired loans, covered OREO) (2)
Gross charge-offs	$13,014	$15,514	$13,398	$11,298	$8,567
Net charge-offs	7,630	11,407	8,029	6,672	4,187
Allowance for originated loan losses	102,915	105,135	104,055	101,682	97,545
Reserve for unfunded lending commitments	4,944	4,068	3,574	3,905	4,330
Nonperforming assets (NPAs)	112,293	94,498	107,058	117,311	68,606
Net charge-offs to average loans ratio	0.22%	0.33%	0.24%	0.20%	0.13%
Allowance for originated loan losses to period-end loans	0.72%	0.74%	0.76%	0.76%	0.76%
Allowance for credit losses to period-end loans	0.75%	0.77%	0.79%	0.79%	0.79%
NPAs to loans and other real estate	0.78%	0.67%	0.78%	0.87%	0.53%
Allowance for originated loan losses to nonperforming loans	139.64%	238.37%	221.22%	184.40%	211.66%
Allowance for credit losses to nonperforming loans	146.35%	247.60%	228.82%	191.48%	221.06%
CAPITAL & LIQUIDITY
Period end tangible common equity to assets (1)	8.30%	8.24%	8.31%	8.09%	8.14%
Average equity to assets	11.53%	11.60%	11.54%	11.51%	11.51%
Average equity to total loans	18.48%	18.50%	18.48%	18.59%	18.60%
Average total loans to deposits	77.87%	79.54%	78.91%	79.06%	77.86%
AVERAGE BALANCES
Assets	$25,770,857	$25,370,946	$25,217,856	$25,129,859	$24,905,094
Deposits	20,635,665	20,002,793	19,957,586	19,682,662	19,788,925
Originated loans	14,187,793	13,863,910	13,528,268	13,092,972	12,689,791
Acquired loans, including FDIC acquired loans, less loss share receivable	1,881,965	2,047,167	2,219,488	2,468,035	2,717,884
Earning assets	22,890,082	22,747,631	22,548,977	22,352,721	22,100,417
Shareholders' equity	2,970,167	2,943,268	2,909,660	2,892,432	2,866,362
ENDING BALANCES
Assets	$26,062,649	$25,524,604	$25,246,917	$25,297,014	$25,118,120
Deposits	21,101,366	20,108,003	19,821,916	19,673,850	19,925,595
Originated loans	14,389,513	14,118,505	13,648,325	13,355,912	12,856,037
Acquired loans, including FDIC acquired loans,less loss share receivable	1,826,501	1,948,493	2,140,029	2,337,378	2,614,847
Goodwill	741,740	741,740	741,740	741,740	741,740
Intangible assets	58,324	60,628	63,226	65,824	68,422
Earning assets	23,525,620	22,955,435	22,661,171	22,599,272	22,395,343
Total shareholders' equity	2,997,957	2,940,095	2,937,300	2,887,957	2,888,786
(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.
(2) Due to the impact of business combination accounting and protection of FDIC loss share agreements, which provide considerable protection against credit risk, acquired loans, FDIC acquired loans and covered OREO are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of March 31, 2016, $70.7 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.
(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015.

HIGHLIGHTS OF FIRST QUARTER OF 2016 PERFORMANCE

As previously reported, the Corporation announced a merger with Huntington Bancshares Incorporated. The details of the merger are contained within a Form 8-K filed by the Corporation on January 28,2016.

The Corporation reported first quarter 2016 net income of $54.1 million, or $0.31 per diluted share. Excluding merger-related charges of $5.5 million, or $3.5 million after tax, EPS was $0.341 per diluted share.

Figure 2. Earnings Summary

				Change 3Q 2015 vs.
	2016	2015	2015	2015	2015
(Dollars in thousands, except per share amounts)	1st qtr	4th qtr	1st qtr	4th qtr	1st qtr
Net interest income TE	$189,115	$188,979	$189,554	0.07%	(0.23)%
Diluted earnings per common share	0.31	0.33	0.33	(6.06)	(6.06)

Net interest margin on TE basis	3.32%	3.30%	3.48%
Return on average assets	0.84	0.89	0.93
Return on average common equity	7.33	7.65	8.08
Return on average tangible common equity	10.52	11.04	11.85

Net Interest Margin

The net interest margin on a TE basis expanded two basis points compared with the prior quarter, driven by the Corporation’s asset sensitive balance sheet and the increase in short-term market interest rates.  During the first quarter 2016, the yield on originated loans increased nine basis points compared with the prior quarter.  At March 31, 2016, 81% of the Corporation's commercial loan portfolio is variable or floating rate and will support continued margin expansion in a rising rate environment.

Loans

Average originated loans were $14.2 billion during the first quarter 2016, an increase of $323.9 million, or 2.34%, compared with the fourth quarter 2015, and an increase of $1.5 billion, or 11.80%, compared with the first quarter 2015. The loan growth was balanced between commercial and consumer throughout the footprint. Average originated commercial loans increased $193.0 million, or 2.19%, compared with the prior quarter, and increased $666.7 million, or 7.99%, compared with the year-ago quarter. Average originated installment loans increased $96.8 million, or 3.28%, compared with the prior quarter, and increased $622.8 million, or 25.68%, compared with the year-ago quarter.

Deposits

Average deposits were $20.6 billion during the first quarter 2016, an increase of $632.9 million, or 3.16%, compared with the fourth quarter 2015, and an increase of $846.7 million, or 4.28%, compared with the first quarter 2015. Average core deposits were $18.4 billion during the first quarter 2016, or 89.32% of total average deposits, an increase of $688.7 million, or 3.88%, compared with the fourth quarter 2015 and an increase of $952.3 million, or 5.45%, compared with the first quarter 2015. Deposit growth was strong, reflecting seasonality and increased balances across the footprint. Despite increases in short-term interest rates, deposit costs remained unchanged from the prior quarter.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions1, for the first quarter 2016 was $67.1 million, an increase of $2.0 million, or 2.99%, from the fourth quarter 2015 and an increase of $1.6 million, or 2.45%, from the first quarter 2015. The increase in noninterest income as a percentage of net revenue in the first quarter of 2016 compared with the fourth quarter of 2015 and first quarter of 2015 reflects the Corporation’s ongoing success diversifying revenue sources. Other operating income increased $4.3 million, or 56.15%, from the prior quarter due to the denial of four disputed FDIC claims of $6.0 million submitted on the final commercial loss share certificate at June 30, 2015.

Noninterest Expense

Noninterest expense for the first quarter 2016 was $167.0 million, an increase of $11.3 million, or 7.29%, from the fourth quarter 2015, and an increase of $6.3 million, or 3.93%, from the first quarter 2015. Included in noninterest expense for the first quarter 2016 was $5.5 million of merger-related costs, or $3.5 million of after tax expense. Professional services expense increased $3.3 million, or 65.17%, from the fourth quarter 2015, and $4.3 million, or 108.25%, from the first quarter 2015 primarily from Huntington merger-related costs. Salaries and wages decreased $2.5 million, or 3.48%, compared with the first quarter of 2015, demonstrating expense discipline. Other operating expense experienced an increase of $6.4 million, or 70.70%, from the fourth quarter 2015 primarily due to the favorable re-estimation of certain repurchase reserve liabilities recognized in the prior quarter.

Provision for Income Taxes

The effective tax rate was 30.40% for the first quarter 2016, compared with 30.06% for the fourth quarter 2015, and 30.80% for the first quarter 2015.

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

Figure 3. Asset Quality

				Change 3Q 2015 vs.
	2016	2015	2015	2015	2015
(Dollars in thousands)	1st qtr	4th qtr	1st qtr	4th qtr	1st qtr
Net charge-offs	$7,630	$11,407	$4,187	(33.11)%	82.23%
Net charge-offs on average originated loans	0.22%	0.33%	0.13%
Nonperforming loans at period end	$73,701	$44,105	$46,085	67.10%	59.92%
Nonperforming assets at period end	112,293	94,498	68,606	18.83%	63.68%
Allowance for loan losses	102,915	105,135	97,545	(2.11)%	5.51%
Allowance for loan losses to nonperforming loans	139.64%	238.37%	211.66%
Provision for originated loan losses	$5,410	$12,487	$6,036	(56.67)%	(10.37)%

Nonperforming assets totaled $112.3 million at March 31, 2016, an increase of $17.8 million, or 18.83%, compared with December 31, 2015 and an increase of $43.7 million, or 63.68%, compared with March 31, 2015. Nonperforming assets at March 31, 2016 represented 0.78% of period-end originated loans plus noncovered other real estate compared with 0.67% at December 31, 2015 and 0.53% at March 31, 2015. Included in nonperforming assets as of March 31, 2016 were $25.5 million of OREO no longer covered by FDIC loss share agreements.

The allowance for originated loan losses totaled $102.9 million at March 31, 2016. At March 31, 2016, the allowance for originated loan losses was 0.72% of period-end originated loans, compared with 0.74% at December 31, 2015, and 0.76% at March 31, 2015. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. The allowance for credit losses was 0.75% of period end originated loans at March 31, 2016, compared with 0.77% at December 31, 2015, and 0.79% at March 31, 2015. The allowance for credit losses to nonperforming loans was 146.35% at March 31, 2016, compared with 247.60% at December 31, 2015, and 221.06% at March 31, 2015.

Capital

Shareholders’ equity was $3.0 billion at March 31, 2016 and $2.9 billion as of December 31, 2015 and March 31, 2015. The Corporation continued to have a strong capital position as tangible common equity1 to assets was 8.30% at March 31, 2016, compared with 8.24% at December 31, 2015 and 8.14% at March 31, 2015. The common share cash dividend paid in the first quarter 2016 was $0.17 per share.

REGULATION AND SUPERVISION

For information on regulatory developments, refer to the 2015 Form 10-K, in the section captioned "Regulatory and Supervision" in Item 1. "Business."

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
The efficiency ratio is a non-GAAP financial measure which measures productivity and is generally calculated as noninterest expense divided by total revenue-TE. The efficiency ratio removes the impact of the Corporation's intangible asset amortization from the calculation. The adjusted efficiency ratio further removes the impact restructure, merger-related, and branch closing costs. The fee income ratio is another non-GAAP financial measure calculated as noninterest income without net securities gains or losses divided by total revenue-TE. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors.
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
Adjusted net income, a non-GAAP financial measure, eliminates the effects of restructure, merger-related, and branch closing costs. This measure makes it easier to analyze our results by presenting them on a more comparable basis.

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

Figure 4. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		March 31, 2016	December 31, 2015	March 31, 2015
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$2,997,957	$2,940,095	$2,888,786
Less:	Intangible assets	58,324	60,628	68,422
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$2,097,893	$2,037,727	$1,978,624
Total assets (GAAP)		26,062,649	25,524,604	25,118,120
Less:	Intangible assets	58,324	60,628	68,422
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$25,262,585	$24,722,236	$24,307,958
Tangible common equity to tangible assets ratio (non-GAAP)		8.30%	8.24%	8.14%
Capital (1)		(Basel III)	(Basel III)	(Basel III)
Shareholders' equity (GAAP)		$2,997,957	$2,940,095	$2,888,786
Plus:	Net unrealized (gains)/losses on investment securities related to AOCI	(12,765)	16,946	(16,072)
	Defined benefit postretirement plan losses related to AOCI	61,106	62,328	65,339
	Goodwill (GAAP)	741,740	741,740	741,740
	Less: Deferred tax liability associated with goodwill (1)	29,332	26,886	19,023
Less:	Net non-qualifying goodwill (regulatory) (1)	712,408	714,854	722,717
	Intangible assets (GAAP)	58,324	60,628	68,422
	Less: Deferred tax liability associated with intangible assets (1)	34,106	43,856	21,187
Less:	Net intangible assets (regulatory)	24,218	16,772	47,235
	Disallowed deferred tax asset (1)	94,723	67,487	190,102
	Other adjustments (1)	63,148	101,231	(28,341)
Tier 1 capital (regulatory)		2,151,801	2,119,025	2,006,340
Less:	Preferred Stock	100,000	100,000	100,000
Plus:	Tier 1 capital adjustments	63,148	100,000	100,000
CET1 capital (non-GAAP) (1)		2,114,949	2,119,025	2,006,340
Risk-weighted assets (regulatory) (1)		$19,845,617	$19,891,759	$18,934,941
CET1 risk-based capital ratio (non-GAAP) (1)		10.66%	10.65%	10.60%

(Dollars in thousands, except per share amounts)		March 31, 2016	December 31, 2015	March 31, 2015
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$2,997,957	$2,940,095	$2,888,786
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity (non-GAAP)		2,897,957	2,840,095	2,788,786
Less:	Intangible assets	58,324	60,628	68,422
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$2,097,893	$2,037,727	$1,978,624
Period end common shares		165,720	165,758	165,453
Book value per share		$18.09	$17.74	$17.46
Common equity per share		17.49	17.13	16.86
Tangible book value per common share		12.66	12.29	11.96

GAAP to Non-GAAP Reconciliations, continued
		Three Months Ended March 31,
(Dollars in thousands)		2016	2015
Net income (GAAP)		$54,136	$57,139
Adjustments to net income, net of tax (2)
Plus:	Acquisition related expenses, net of taxes	3,546	—
	Branch closure costs	—	783
	Restructure expenses	—	1,149
	Total adjusted charges	3,546	1,932
	Adjusted net income (non-GAAP)	$57,682	$59,071
Annualized net income (GAAP)		$217,734	$231,730
	Annualized adjusted net income (non-GAAP)	231,996	239,566
Average assets (GAAP)		25,770,857	24,905,094
Average equity (GAAP)		2,970,167	2,866,362
Less:	Average Preferred Stock	100,000	100,000
Average common shareholders' equity (non-GAAP)		2,870,167	2,766,362
Less:	Average intangible assets	59,446	69,692
	Average goodwill	741,740	741,740
Average tangible common equity (non-GAAP)		$2,068,981	$1,954,930

Return on average assets (GAAP)		0.84%	0.93%
Adjusted return on average assets net of adjusted charges (non-GAAP)		0.90%	0.96%
Return on average equity (GAAP)		7.33%	8.08%
Adjusted return on average equity net of adjusted charges (non-GAAP)		7.81%	8.36%
Return on average tangible common equity (non-GAAP) (3)		10.52%	11.85%
Adjusted return on average tangible common equity net adjusted charges (non-GAAP)		11.21%	12.25%

Net income used in diluted EPS calculation		$52,280	$55,263
Plus:	Restructure expenses, net of taxes	—	1,149
	Merger-related and branch closure costs, net of taxes	3,546	783
	Adjusted net income used in diluted EPS calculation (non-GAAP)	55,826	57,195
Weighted average number of common shares outstanding - diluted		166,239	166,003
Diluted earnings per common share		$0.31	$0.33
	Adjusted diluted earnings per common share (non-GAAP)	0.34	0.34

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended March 31,
(Dollars in thousands)		2016	2015
Net interest income (GAAP)		$185,156	$185,623
TE Adjustment		3,959	3,931
Net interest income TE (non-GAAP)		189,115	189,554
Noninterest income (GAAP)		67,394	65,847
Adjustments to noninterest income (2)
Less:	Securities gains/(losses)	295	354
Plus:	Branch closure costs and acquisition related expenses (3)	—	1,205
	Adjusted noninterest income (non-GAAP)	67,099	66,698
Adjusted total revenue, TE excluding securities gains/(losses) (non-GAAP)		256,214	256,252
Noninterest expense (GAAP)		166,963	160,652
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,304	2,598
	Adjusted noninterest expense, excluding amortization of intangibles	164,659	158,054
Less:	Severance and related employee benefits (3)	—	1,767
	Branch closures costs and acquisition related expenses (3)	5,455	—
	Adjusted noninterest expense (non-GAAP)	$159,204	$156,287

Net interest margin on a TE basis (non-GAAP)		3.32%	3.48%
Fee income ratio (non-GAAP)		26.19%	25.68%
Efficiency ratio, excluding amortization of intangible assets and security gains/(losses) (non-GAAP)		64.27%	61.97%
Adjusted efficiency ratio (non-GAAP)		62.14%	60.99%

(1) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 and the CET1 risk-based capital ratio. March 31, 2016 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets.
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

RESULTS OF OPERATIONS
Figure 5. Average Tax-Equivalent Balance Sheets - Quarter to Date

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$724,095			$415,756			$563,265
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,470,079	$27,763	2.04%	5,456,888	$27,744	2.02%	5,329,725	$26,760	2.04%
Obligations of states and political subdivisions (tax exempt)	743,159	8,161	4.42%	768,288	8,349	4.31%	733,157	9,147	5.06%
Other securities and federal funds sold	592,144	5,386	3.66%	595,687	5,300	3.53%	604,876	5,190	3.48%
Total investment securities and federal funds sold	6,805,382	41,310	2.44%	6,820,863	41,393	2.41%	6,667,758	41,097	2.50%
Loans held for sale	5,253	52	3.98%	5,028	59	4.66%	5,478	57	4.22%
Loans, including loss share receivable (2)	16,079,447	163,285	4.08%	15,921,740	162,865	4.06%	15,427,181	162,292	4.27%
Total earning assets	22,890,082	$204,647	3.60%	22,747,631	$204,317	3.56%	22,100,417	$203,446	3.73%
Total allowance for loan losses	(152,600)			(151,192)			(144,363)
Other assets	2,309,280			2,358,751			2,385,775
Total assets	$25,770,857			$25,370,946			$24,905,094
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,990,796	$—	—%	$5,982,186	$—	—%	$5,728,763	$—	—%
Interest-bearing	3,590,598	929	0.10%	3,352,908	754	0.09%	3,209,285	767	0.10%
Savings and money market accounts	8,851,135	5,652	0.26%	8,408,703	5,611	0.26%	8,542,154	5,547	0.26%
Certificates and other time deposits	2,203,136	3,289	0.60%	2,258,996	3,378	0.59%	2,308,723	2,177	0.38%
Total deposits	20,635,665	9,870	0.19%	20,002,793	9,743	0.19%	19,788,925	8,491	0.17%
Securities sold under agreements to repurchase	844,290	265	0.13%	1,131,659	300	0.11%	1,024,863	243	0.10%
Wholesale borrowings	473,149	1,234	1.05%	402,679	1,202	1.18%	350,991	1,160	1.34%
Long-term debt	505,376	4,163	3.31%	508,954	4,093	3.19%	505,275	3,998	3.21%
Total interest-bearing liabilities	16,467,684	15,532	0.38%	16,063,899	15,338	0.38%	15,941,291	13,892	0.35%
Other liabilities	342,210			381,593			368,678
Shareholders’ equity	2,970,167			2,943,268			2,866,362
Total liabilities and shareholders’ equity	$25,770,857			$25,370,946			$24,905,094
Net yield on earning assets	$22,890,082	$189,115	3.32%	$22,747,631	$188,979	3.30%	$22,100,417	$189,554	3.48%
Interest rate spread			3.22%			3.18%			3.38%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $4.0 million, $3.7 million, and $3.9 million for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
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

Figure 6. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended March 31,
	2016 and 2015
	Increase (Decrease) In Interest Income/Expense
(In thousands)	Due to Volume	Due to Rate	Net
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$693	$506	$1,199
Tax-exempt	123	(1,109)	(986)
Loans held for sale	(2)	(3)	(5)
Loans	6,731	(5,738)	993
Total interest income-TE	7,545	(6,344)	1,201
INTEREST EXPENSE
Interest on deposits:
Interest bearing	96	66	162
Savings and money market accounts	198	(93)	105
Certificates and other time deposits	(104)	1,216	1,112
Securities sold under agreements to repurchase	(48)	70	22
Wholesale borrowings	351	(277)	74
Long-term debt	1	164	165
Total interest expense	494	1,146	1,640
Net interest income-TE	$7,051	$(7,490)	$(439)

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 7 provides net interest income-TE and net interest margin totals for the three months ended March 31, 2016 and 2015:

Figure 7. Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net interest income	$185,156	$185,623
Tax equivalent adjustment	3,959	3,931
Net interest income-TE	189,115	189,554
Average earning assets	$22,890,082	$22,100,417
Net interest margin	3.32%	3.48%

For the three months ended March 31, 2016, net interest income-TE was $189.1 million, a decrease of $0.4 million, or 0.23%, from the year ago period. The net interest margin for the three months ended March 31, 2016 was 3.32%, 0.016 basis points lower than 3.48% for the same year ago quarter. The decrease in taxable equivalent net interest income was attributable to a decrease in originated and FDIC acquired loan yields, partially offset by the benefit provided by an increase in average earning assets. Average earning assets increased by $0.8 billion, or 3.57%, for the three months ended March 31, 2016, compared to the same period in 2015. The increase in average earnings assets primarily reflected a $652.3 million increase in average total loans and a $137.6 million increase in average investments. The average yield on earning assets decreased from 3.73% in the first quarter of 2015 to 3.60% in the first quarter of 2016 primarily from decreased yields on the loan portfolios. Originated loan yields were up 7 basis points to 3.58% from the year ago quarter due to competitive pricing pressures in a low rate environment and repayments on higher yielding loans. The yield on FDIC acquired loans was down 84 basis points from the year ago quarter due to a $3.9 million decrease in FDIC acquired loan discount accretion, partly offset by a $1.8 million favorable reduction in the indemnification asset amortization. These reductions are the result of the continued decline in FDIC acquired loan average balances, which declined $123.4 million, or 37.2%, from the year ago quarter. The yield on acquired loans was also up 4 basis point to 7.97% contributing to the overall decrease in total loan yields

Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $0.8 million. Higher quarterly average wholesale borrowings and slightly lower rates during the first quarter of 2016 caused a net increase in interest expense of $0.1 million compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets increased to 0.07% for the three months ended March 31, 2016 from 0.06% at March 31, 2015.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three months ended March 31, 2016 totaled $67.1 million and totaled $65.5 million for the three months ended March 31, 2015. Noninterest income increased $1.6 million, or 2.45%, compared to the three month period ended March 31, 2015. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 26.19% for the three months ended March 31, 2016, increased from 25.68% in the year ago quarter. Significant changes in noninterest income for the three months ended March 31, 2016 are discussed immediately after Figure 8.

Figure 8. Noninterest Income

	Three Months Ended March 31,		% Increase (Decrease) 2016 vs. 2015
(Dollars in thousands)	2016	2015
Trust department income	$10,284	$10,149	1.33%
Service charges on deposits	15,586	15,668	(0.52)
Credit card fees	13,578	12,649	7.34
ATM and other service fees	6,234	6,099	2.21
Bank owned life insurance income	3,696	3,592	2.90
Investment services and life insurance	3,905	3,704	5.43
Investment securities gains/(losses), net	295	354	(16.67)
Loan sales and servicing income	1,852	1,600	15.75
Other operating income	11,964	12,032	(0.57)%
Total noninterest income	$67,394	$65,847	2.35%

Noninterest income as a percent of net revenue (1)	26.19%	25.68%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

The increase in noninterest income as a percentage of net revenue in the first quarter of 2016 compared with the first quarter of 2015 reflects the Corporation’s ongoing success diversifying revenue sources.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2016 totaled $167.0 million compared with $160.7 million in the same period a year ago. This resulted in an increase of $6.3 million, or 3.93%, for the quarter-to-date period. Significant changes in noninterest expense for the three months ended March 31, 2016 are discussed immediately after Figure 9.

Figure 9. Noninterest Expense

	Three Months Ended March 31,		% Increase (Decrease) 2016 vs 2015
(Dollars in thousands)	2016	2015
Salaries and wages	$69,410	$71,914	(3.48)%
Pension and employee benefits	16,470	18,612	(11.51)
Net occupancy expense	14,774	15,954	(7.40)
Equipment expense	12,408	11,025	12.54
Taxes, other than federal income taxes	2,031	2,014	0.84
Stationery, supplies and postage	3,619	3,528	2.58
Bankcard, loan processing, and other costs	11,008	11,139	(1.18)
Advertising	3,260	2,747	18.67
Professional services	8,351	4,010	108.25
Telephone	2,424	2,574	(5.83)
Amortization of intangibles	2,304	2,598	(11.32)
FDIC insurance expense	5,445	5,167	5.38
Other operating expense	15,459	9,370	64.98%
Total noninterest expense	$166,963	$160,652	3.93%

Included in noninterest expense for the first quarter 2016 was $5.5 million of Huntington merger-related costs, or $3.5 million of after tax expense. Professional services expense increased $4.3 million, or 108.25%, from the first quarter 2015 primarily from merger-related costs. Salaries and wages decreased $2.5 million, or 3.48%, compared with the first quarter of 2015, demonstrating expense discipline.

Income Taxes

Income tax expense was $23.6 million and $25.4 million for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate for the three months ended March 31, 2016 was 30.40% compared to 30.80% for the three months ended March 31, 2015.

LINE OF BUSINESS RESULTS

The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment.

The following tables present a summary of financial results for the three months ended March 31, 2016 and 2015. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 7 (Segment Information) to the consolidated financial statements.

Figure 10. Line of Business Results

	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
March 31, 2016	QTD	QTD	QTD	QTD	QTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$104,042	$94,728	$6,552	$(16,207)	$189,115
Provision/(recapture) for loan losses	5,772	4,047	(155)	(1,855)	7,809
Noninterest income	21,179	23,594	14,309	8,312	67,394
Noninterest expense	61,020	88,694	13,353	3,896	166,963
Net income/(loss)	37,054	16,628	4,981	(4,527)	54,136
AVERAGES:
Assets	$9,592,202	$6,232,255	$305,566	$9,640,834	$25,770,857
Loans	9,709,788	6,020,757	297,143	51,759	16,079,447
Earnings assets	10,074,234	6,027,689	297,143	6,491,016	22,890,082
Deposits	7,478,489	11,025,256	1,319,711	812,209	20,635,665
Economic capital	1,252,294	872,762	131,588	713,523	2,970,167

	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
March 31, 2015	QTD	QTD	QTD	QTD	QTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$101,056	$91,095	$5,353	$(7,950)	$189,554
Provision/(recapture) for loan losses	(526)	7,533	(170)	1,411	8,248
Noninterest income	22,490	21,737	13,976	7,644	65,847
Noninterest expense	61,653	88,271	13,719	(2,991)	160,652
Net income/(loss)	39,785	11,068	3,756	2,530	57,139
AVERAGES:
Assets	$9,454,218	$5,845,417	$302,186	$9,303,273	$24,905,094
Loans	9,506,529	5,570,590	292,016	58,046	15,427,181
Earnings assets	9,794,483	5,582,849	292,016	6,431,069	22,100,417
Deposits	6,886,945	11,124,158	1,240,960	536,862	19,788,925
Economic capital	848,890	479,188	55,187	1,483,097	2,866,362

The commercial segment's net income decreased $2.7 million, or 6.86%, for the three months ended March 31, 2016 to $37.1 million, from $39.8 million for the three months ended March 31, 2015. TE adjusted net interest income for the commercial segment totaled $104.0 million for the three months ended March 31, 2016 compared to $101.1 million for the three months ended March 31, 2015, an increase of $3.0 million, or 2.95%. The provision for loan losses for the commercial segment was $5.8 million for the three months ended March 31, 2016 compared to a recapture of $0.5 million for the three months ended March 31, 2015. Net charge-offs were $2.7 million for the three months ended March 31, 2016, compared to $0.4 million during the same period in 2015. Noninterest income decreased $1.3 million to $21.2 million for the three months ended March 31, 2016 compared to $22.5 million for the same period in 2015, due primarily to lower letter of credit fees, Pre-Legal Day 1 Recoveries on Acquired loans and, FDIC recoveries. Noninterest expense for the commercial segment was $61.0 million for the three months ended March 31, 2016, down from $61.7 million for the same period of 2015.

The retail segment's net income increased $5.6 million, or 50.23%, for the three months ended March 31, 2016 to $16.6 million, from $11.1 million for the three months ended March 31, 2015. Net interest income totaled $94.7 million for the three months ended March 31, 2016 compared to $91.1 million for the three months ended March 31, 2015, an increase of $3.6 million, or 3.99%. The increase was due to a $450.2 million increase in loans balances, primarily in Indirect Auto and Recreational lending. Provision for loan losses totaled $4.0 million for the three months ended March 31, 2016 compared to $7.5 million for the three months ended March 31, 2015, a decrease of $3.5 million, or 46.28%. Net charge-offs increased to $4.9 million for the three months ended March 31, 2016, compared to $3.8 million during the same period in 2015. Noninterest income was $23.6 million for the three months ended March 31, 2016 compared to $21.7 million for the three months ended March 31, 2015, an increase of $1.9 million, or 8.54%, primarily attributable to a $1.2 million charge related to branch consolidations in the quarter ended March 31, 2015. Noninterest expense increased $0.4 million, or 0.48%, to $88.7 million for the three months ended March 31, 2016 compared to $88.3 million for the three months ended March 31, 2015 due to increased losses on OREO, offset by lower personnel expenses.
The wealth segment's net income increased $1.2 million, or 32.61%, for the three months ended March 31, 2016 to $5.0 million, from $3.8 million for the three months ended March 31, 2015. Net interest income totaled $6.6 million for the three months ended March 31, 2016 compared to $5.4 million for the three months ended March 31, 2015, an increase of $1.2 million, or 22.40%. Noninterest income was $14.3 million for the three months ended March 31, 2016 compared to $14.0 million for the three months ended March 31, 2015, an increase of $0.3 million, or 2.38%, attributable to increased securities fee income. Noninterest expense decreased $0.3 million, or 2.67%, to $13.4 million for the three months ended March 31, 2016 compared to $13.7 million for the three months ended March 31, 2015.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $4.5 million for the three months ended March 31, 2016, compared to a net gain of $2.5 million for the three months ended March 31, 2015. The decrease was impacted by $5.5 million of merger-related costs.

FINANCIAL CONDITION

Investment Securities

The following table provides information with respect to amortized cost and fair value of the Corporation's investment security portfolio.

Figure 11. Investment Securities

	March 31, 2016			December 31, 2015			March 31, 2015
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$4,088,856	$4,104,214	$15,358	$4,005,782	$3,967,735	$(38,047)	$3,774,542	$3,791,059	$16,517
Held-to-maturity securities (2)	2,613,700	2,632,274	18,574	2,674,093	2,659,119	(14,974)	2,855,174	2,848,912	(6,262)
Other securities (3)	148,159	148,159	—	148,172	148,172	—	148,475	148,475	—
Total investment securities	$6,850,715	$6,884,647	$33,932	$6,828,047	$6,775,026	$(53,021)	$6,778,191	$6,788,446	$10,255

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in floating rate CLOs beginning in the second quarter of 2013. The CLO portfolio had an amortized cost of $297.9 million as of March 31, 2016, compared to $297.8 million as of December 31, 2015 and $297.5 million as of March 31, 2015. Net unrealized losses on the CLO portfolio amounted to $12.5 million, $8.4 million, and $3.5 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The current yield on the CLO portfolio approximates 3.07% as of March 31, 2016. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with this strategy. In 2015, the Corporation purchased $38.0 million of newly issued CLO investments that Management believes to be exempt from the Volcker Rule as these CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.

Loans

Total loans at March 31, 2016 were $16.2 billion, compared to $16.1 billion at December 31, 2015, and $15.5 billion at March 31, 2015. Total loans as of March 31, 2016 include $1.6 billion in acquired loans and $202.2 million in FDIC acquired loans, including a loss share receivable of $9.4 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. FDIC acquired loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and FDIC acquired loans.

Figure 12. Period End Loans by Product Type

	As of March 31, 2016
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,837,315	40.6%	$230,700	14.1%	$31,930	16.6%	$6,099,945	37.6%
CRE	2,079,662	14.4%	391,863	24.0%	85,304	44.2%	2,556,829	15.8%
Construction	670,825	4.7%	5,467	0.3%	4,889	2.5%	681,181	4.2%
Leases	512,929	3.5%	—	—%	—	—%	512,929	3.1%
Total Commercial	9,100,731	63.2%	628,030	38.4%	122,123	63.3%	9,850,884	60.7%
Residential mortgages	700,138	4.9%	308,618	18.9%	34,594	17.9%	1,043,350	6.4%
Installment	3,154,912	21.9%	539,313	33.1%	1,942	1.1%	3,696,167	22.8%
Home equity lines	1,254,709	8.7%	157,745	9.6%	34,136	17.7%	1,446,590	8.9%
Credit card	179,023	1.3%	—	—%	—	—%	179,023	1.2%
Total Consumer	5,288,782	36.8%	1,005,676	61.6%	70,672	36.7%	6,365,130	39.3%
Subtotal	14,389,513	100.0%	1,633,706	100.0%	192,795	100.0%	16,216,014	100.0%
Loss share receivable	—	n/m	—	n/m	9,436	n/m	9,436	n/m
Total Loans	14,389,513	n/m	1,633,706	n/m	202,231	n/m	16,225,450	n/m
Allowance for loan losses	(102,915)	n/m	(4,423)	n/m	(44,599)	n/m	(151,937)	n/m
Net Loans	$14,286,598	n/m	$1,629,283	n/m	$157,632	n/m	$16,073,513	n/m

	As of December 31, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,793,408	41.0%	$240,145	13.8%	$35,466	17.3%	$6,069,019	37.7%
CRE	2,077,344	14.7%	430,891	24.7%	87,774	42.7%	2,596,009	16.2%
Construction	645,337	4.6%	6,113	0.3%	5,869	2.9%	657,319	4.1%
Leases	491,741	3.5%	—	—%	—	—%	491,741	3.1%
Total Commercial	9,007,830	63.8%	677,149	38.8%	129,109	62.9%	9,814,088	61.1%
Residential mortgages	689,045	4.9%	324,008	18.6%	35,568	17.3%	1,048,621	6.5%
Installment	2,990,349	21.2%	573,372	32.9%	2,077	1.0%	3,565,798	22.2%
Home equity lines	1,248,438	8.8%	168,542	9.7%	38,668	18.8%	1,455,648	9.1%
Credit card	182,843	1.3%	—	—%	—	—%	182,843	1.1%
Total Consumer	5,110,675	36.2%	1,065,922	61.2%	76,313	37.1%	6,252,910	38.9%
Subtotal	14,118,505	100.0%	1,743,071	100.0%	205,422	100.0%	16,066,998	100.0%
Loss share receivable	—	n/m	—	n/m	9,947	n/m	9,947	n/m
Total Loans	14,118,505	n/m	1,743,071	n/m	$215,369	n/m	16,076,945	n/m
Allowance for loan losses	(105,135)	n/m	(3,877)	n/m	(44,679)	n/m	(153,691)	n/m
Net Loans	$14,013,370	n/m	$1,739,194	n/m	$170,690	n/m	$15,923,254	n/m

	As of March 31, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,317,897	41.4%	$420,810	18.1%	$42,814	14.8%	$5,781,521	37.4%
CRE	2,133,017	16.6%	584,072	25.1%	127,908	44.1%	2,844,997	18.4%
Construction	580,978	4.5%	6,288	0.3%	8,825	3.0%	596,091	3.8%
Leases	388,873	3.0%	—	—%	—	—%	388,873	2.5%
Total Commercial	8,420,765	65.5%	1,011,170	43.5%	179,547	61.9%	9,611,482	62.1%
Residential mortgages	639,980	5.0%	378,192	16.3%	40,470	14.0%	1,058,642	6.8%
Installment	2,500,288	19.4%	717,693	30.9%	4,781	1.6%	3,222,762	20.8%
Home equity lines	1,134,238	8.8%	217,824	9.3%	65,170	22.5%	1,417,232	9.3%
Credit card	160,766	1.3%	—	—%	—	—%	160,766	1.0%
Total Consumer	4,435,272	34.5%	1,313,709	56.5%	110,421	38.1%	5,859,402	37.9%
Subtotal	12,856,037	100.0%	2,324,879	100.0%	289,968	100.0%	15,470,884	100.0%
Loss share receivable	—	n/m	—	n/m	20,005	n/m	20,005	n/m
Total Loans	12,856,037	n/m	2,324,879	n/m	309,973	n/m	15,490,889	n/m
Allowance for loan losses	(97,545)	n/m	(7,493)	n/m	(41,514)	n/m	(146,552)	n/m
Net Loans	$12,758,492	n/m	$2,317,386	n/m	$268,459	n/m	$15,344,337	n/m

n/m = Not Meaningful
(1) Loans assumed from Citizens.
(2) Loans acquired in an FDIC-assisted transaction. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of March 31, 2016, $70.7 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2015 by $271.0 million, or 1.92%, and increased from March 31, 2015 by $1.5 billion, or 11.93%. The loan growth was balanced between commercial and consumer throughout the footprint. Commercial loans increased $92.9 million, or 1.03%, compared with December 31, 2015, and $680.0 million, or 8.07%, compared with March 31, 2015. Leases contributed primarily to the overall increase in commercial loans. As of March 31, 2016, leases totaled $512.9 million compared to $491.7 million and $388.9 million at December 31, 2015 and March 31, 2015, respectively, resulting in increases of $21.2 million, or 4.31%, from December 31, 2015 and $124.1 million, or 31.90%, from March 31, 2015.

Consumer loans increased $178.1 million, or 3.48%, compared with December 31, 2015, and $853.5 million, or 19.24%, compared with March 31, 2015. Installment loans contributed primarily to the overall increase in consumer loans. Installment loans increased $164.6 million, or 5.50%, compared with December 31, 2015, and increased $654.6 million, or 26.18%, compared with March 31, 2015. This growth is a result of introducing recreational lending into the Corporation's legacy markets and expanding indirect auto lending into Michigan and Wisconsin. The leasing line of business has continued to see considerable increase in activity.

The Corporation has approximately $4.8 billion of loans secured by real estate. Approximately 83.03% of the property underlying these loans is located within the Corporation's primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. Total acquired loans was $1.6 billion as of March 31, 2016, a decrease from December 31, 2015 and March 31, 2015 of $109.4 million, or 6.27%, and $691.2 million, or 29.73%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loans covered by loss share agreements expired on March 31, 2015 and June 30, 2015, respectively, resulting in $122.1 million of loans no longer being covered as of March 31, 2016. As of March 31, 2016, $70.7 million of loans remained covered by single family loss share agreements, until the agreements expire in March and June of 2020.

Total FDIC acquired loans, including the loss share receivable, were $202.2 million as of March 31, 2016, a decrease from December 31, 2015 and March 31, 2015 of $13.1 million, or 6.10%, and $107.7 million, or 34.76%, respectively. The FDIC acquired loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

As of March 31, 2016, the loss share receivable related to the remaining single family covered loans was $9.4 million and recorded as part of FDIC acquired loans.

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

At March 31, 2016, the allowance for originated loan losses was $102.9 million, or 0.72% of originated loans outstanding, compared to $105.1 million, or 0.74%, and $97.5 million, or 0.76%, at December 31, 2015 and March 31, 2015, respectively. The allowance equaled 139.64% of nonperforming loans at March 31, 2016 compared to 238.37% and 211.66% at December 31, 2015 and March 31, 2015, respectively. The additional reserves related to qualitative risk factors totaled $60.9 million at March 31, 2016, compared to $61.3 million and $55.1 million at December 31, 2015 and March 31, 2015, respectively. Nonperforming loans have increased by $29.6 million, or 67.10%, when compared to December 31, 2015 and increased by $27.6 million, or 59.92%, when compared to March 31, 2015. This increase in nonperforming loans and the resulting decrease in the allowance to nonperforming loans ratio at March 31, 2016 was primarily due to the classification of three specific credits as nonperforming. Based on management's evaluation as of March 31, 2016, no loss is expected on these credits and thus there was no impact on the allowance for loan losses.

Net charge-offs on originated loans were $7.6 million and 0.22% of average originated loans outstanding during the three months ended March 31, 2016, compared to $4.2 million and 0.13% of average originated loans outstanding during the three months ended March 31, 2015. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at March 31, 2016, December 31, 2015, and March 31, 2015 was $4.9 million, $4.1 million, and $4.3 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $107.9 million, $109.2 million, and $101.9 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Figure 13. Summary of the Allowance for Credit Losses

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Allowance for Originated Loan Losses - beginning of period	$105,135	$95,696
Originated loans charged off:
Commercial	3,248	685
Mortgage	450	424
Installment	6,310	4,605
Home equity	1,027	911
Credit cards	1,450	1,452
Leases	—	—
Overdrafts	529	490
Total charge-offs	13,014	8,567
Originated Recoveries:
Commercial	535	325
Mortgage	20	35
Installment	3,614	2,868
Home equity	624	613
Credit cards	357	366
Manufactured housing	6	13
Leases	19	4
Overdrafts	209	156
Total recoveries	5,384	4,380
Originated net charge-offs	7,630	4,187
Provision for originated loan losses	5,410	6,036
Allowance for originated loan losses - end of period	$102,915	$97,545
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of period	$4,068	$5,848
Provision for/(relief of) credit losses	876	(1,518)
Balance at end of period	$4,944	$4,330
Allowance for credit losses	$107,859	$101,875
Average originated loans outstanding	14,187,793	12,689,791
Ratio to average originated loans:
Originated net charge-offs	0.22%	0.13%
Provision for originated loan losses	0.15%	0.19%
Originated loans outstanding	$14,389,513	$12,856,037
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.72%	0.76%
As a percentage of nonperforming originated loans	139.64%	211.66%
As a multiple of originated net charge-offs	3.35	5.74
Allowance for credit losses:
As a percentage of period-end originated loans	0.75%	0.79%
As a percentage of nonperforming originated loans	146.35%	221.06%
As a multiple of annualized net charge-offs	3.51	6.00

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 14. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of March 31, 2016
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$46,996	$24,013	$—	$40,134	$7,720	$687	$23,105	$142,655
Allowance	6,194	567	—	1,081	185	225	1,038	9,290
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	68,185	757	12,613					81,555
Grade 1 allowance	15	—	2					17
Grade 2 loan balance	397,855	818	43,507					442,180
Grade 2 allowance	10	2	1					13
Grade 3 loan balance	1,317,058	362,855	80,042					1,759,955
Grade 3 allowance	817	87	46					950
Grade 4 loan balance	3,762,793	2,317,404	336,402					6,416,599
Grade 4 allowance	14,977	5,820	180					20,977
Grade 5 (Special Mention) loan balance	136,680	12,307	32,416					181,403
Grade 5 allowance	8,764	472	826					10,062
Grade 6 (Substandard) loan balance	104,160	32,333	7,949					144,442
Grade 6 allowance	13,702	1,833	444					15,979
Grade 7 (Doubtful) loan balance	3,588	—	—					3,588
Grade 7 allowance	10	—	—					10
Consumer loans based on payment status:
Current loan balance				3,096,108	1,243,351	176,286	661,414	5,177,159
Current loan allowance				11,088	15,652	5,409	3,461	35,610
30 days past due loan balance				12,663	1,083	808	8,610	23,164
30 days past due allowance				942	423	688	226	2,279
60 days past due loan balance				2,519	813	469	1,544	5,345
60 days past due allowance				740	735	660	297	2,432
90+ days past due loan balance				3,488	1,742	773	5,465	11,468
90+ days past due allowance				813	2,533	1,609	341	5,296
Total originated loans	$5,837,315	$2,750,487	$512,929	$3,154,912	$1,254,709	$179,023	$700,138	$14,389,513
Total allowance for originated loan losses	$44,489	$8,781	$1,499	$14,664	$19,528	$8,591	$5,363	$102,915

	As of December 31, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$43,818	$16,614	$—	$36,904	$7,080	$717	$23,905	$129,038
Allowance	11,837	128	—	1,009	188	243	944	14,349
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	60,440	773	12,732					73,945
Grade 1 allowance	2	—	—					2
Grade 2 loan balance	353,581	831	69,258					423,670
Grade 2 allowance	9	2	1					12
Grade 3 loan balance	1,371,850	379,169	49,956					1,800,975
Grade 3 allowance	742	102	25					869
Grade 4 loan balance	3,756,333	2,266,131	344,763					6,367,227
Grade 4 allowance	13,127	6,144	732					20,003
Grade 5 (Special Mention) loan balance	119,051	25,561	7,858					152,470
Grade 5 allowance	6,743	1,025	178					7,946
Grade 6 (Substandard) loan balance	85,754	33,603	7,174					126,531
Grade 6 allowance	12,285	3,824	377					16,486
Grade 7 (Doubtful) loan balance	2,581	(1)	—					2,580
Grade 7 allowance	15	—	—					15
Consumer loans based on payment status:
Current loan balance				2,927,640	1,237,185	179,693	652,255	4,996,773
Current loan allowance				10,068	16,230	5,525	2,984	34,807
30 days past due loan balance				17,366	1,811	1,362	7,890	28,429
30 days past due allowance				1,123	707	1,183	248	3,261
60 days past due loan balance				4,612	884	477	1,254	7,227
60 days past due allowance				1,050	792	683	156	2,681
90+ days past due loan balance				3,827	1,478	594	3,741	9,640
90+ days past due allowance				933	2,177	1,197	397	4,704
Total originated loans	$5,793,408	$2,722,681	$491,741	$2,990,349	$1,248,438	$182,843	$689,045	$14,118,505
Total allowance for originated loan losses	$44,760	$11,225	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135

	As of March 31, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$35,792	$15,000	$—	$26,882	$7,632	$815	$24,822	$110,943
Allowance	10,042	317	—	1,005	254	263	1,416	13,297
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	59,380	667	13,052					73,099
Grade 1 allowance	3	—	1					4
Grade 2 loan balance	191,008	3,368	5,782					200,158
Grade 2 allowance	9	3	—					12
Grade 3 loan balance	1,405,007	401,848	69,686					1,876,541
Grade 3 allowance	1,045	186	45					1,276
Grade 4 loan balance	3,503,044	2,240,985	297,790					6,041,819
Grade 4 allowance	17,451	7,118	506					25,075
Grade 5 (Special Mention) loan balance	88,445	29,976	1,307					119,728
Grade 5 allowance	6,831	678	28					7,537
Grade 6 (Substandard) loan balance	35,221	22,151	1,256					58,628
Grade 6 allowance	4,457	2,263	49					6,769
Grade 7 (Doubtful) loan balance	—	—	—					—
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balance				2,455,393	1,123,549	158,453	601,509	4,338,904
Current loan allowance				10,427	16,607	5,480	3,612	36,126
30 days past due loan balance				10,971	1,345	625	6,368	19,309
30 days past due allowance				671	649	528	215	2,063
60 days past due loan balance				3,032	323	273	1,872	5,500
60 days past due allowance				517	297	378	255	1,447
90+ days past due loan balance				4,010	1,389	600	5,409	11,408
90+ days past due allowance				738	1,626	1,152	423	3,939
Total originated loans	$5,317,897	$2,713,995	$388,873	$2,500,288	$1,134,238	$160,766	$639,980	$12,856,037
Total allowance for originated loan losses	$39,838	$10,565	$629	$13,358	$19,433	$7,801	$5,921	$97,545

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of March 31, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended March 31, 2016 and 2015, provision for loan losses, equal to net charge-offs, of $0.6 million and $2.2 million, respectively, was recorded. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

During the three months ended March 31, 2016 there was provision of losses on acquired impaired loan of $0.5 million compared to a provision for losses on acquired impaired loans of $36.0 thousand in the three months ended March 31, 2015. The allowance for acquired impaired loan losses was $4.4 million and $7.5 million as of March 31, 2016 and 2015, respectively. In addition to the provision in the current period, an additional $7.8 million of cash flow was reclassified from non-accretable to accretable cash flow within the quarter. Life to date, the acquired impaired portfolio’s performance has exceeded original expectations with $137.2 million being reclassified from non-accretable to accretable cash flow, while total cumulative provision has totaled $4.4 million.

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC nonimpaired acquired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of March 31, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

The ALL for FDIC acquired impaired loans was $44.6 million, $44.7 million, and $41.5 million as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively, and is determined in a manner similar to the acquired impaired loans described above. During the three months ended March 31, 2016, $1.5 million of losses on FDIC acquired impaired loans were recognized with an offsetting increase of $0.3 million to the loss share receivable. The net provision from the impaired FDIC acquired portfolio was $1.3 million in the three months ended March 31, 2016, compared to a net provision of $2.0 thousand in the three months ended March 31, 2015.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 15. Asset Quality (1)

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$25,341	$12,567	$4,917
Consumer loans	10,012	9,805	10,865
Total restructured loans	35,353	22,372	15,782
Other nonaccrual loans:
Commercial loans	31,385	15,541	23,561
Consumer loans	6,963	6,192	6,742
Total nonaccrual loans	38,348	21,733	30,303
Total nonperforming originated loans	73,701	44,105	46,085
Other real estate, excluding covered assets (2) (3)	38,592	50,393	22,521
Total nonperforming assets ("NPAs") (3)	$112,293	$94,498	$68,606
Originated loans past due 90 days or more accruing interest	$9,361	$8,022	$7,914
Total NPAs as a percentage of total originated loans and noncovered OREO (3)	0.78%	0.67%	0.53%

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
(2) As of March 31, 2016, OREO included 11 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $2.7 million.
(3) As of March 31, 2016, $25.5 million of OREO was no longer covered by a FDIC loss share agreement, therefore, was included in NPAs. OREO that remains covered by FDIC loss share agreements has considerable protection against credit risk and are not reported as NPAs.

Total nonperforming assets as of March 31, 2016 were $112.3 million, an increase of $17.8 million, or 18.83%, from December 31, 2015 and an increase of $43.7 million, or 63.68%, from March 31, 2015. Commercial nonperforming originated loans increased $28.6 million, or 101.81%, from December 31, 2015 and increased $28.2 million, or 99.19%, from March 31, 2015. Total OREO decreased $11.8 million, or (23.42)%, from December 31, 2015 and increased $16.1 million, or 71.36%, from March 31, 2015. Due to the expiration of certain FDIC loss share agreements in 2015, $25.5 million of OREO no longer covered by a FDIC loss share agreement is being being reported as nonperforming assets as of March 31, 2016.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. Borrower FICO scores are obtained from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of March 31, 2016, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 757, home equity lines at 777, residential mortgages at 754, and credit cards at 763.

Figure 16. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2016	2015	2015	2015	2015
Nonaccrual originated commercial loans - beginning of period	$28,108	$30,821	$37,889	$28,478	$17,147
Credit Actions:
New	41,808	11,720	16,899	22,400	14,557
Charged down	(3,222)	(6,961)	(4,372)	(3,104)	(221)
Return to accruing status	(3,662)	—	(8,904)	(6,923)	(322)
Payments	(6,306)	(7,472)	(10,691)	(2,962)	(2,683)
Nonaccrual originated commercial loans - end of period	$56,726	$28,108	$30,821	$37,889	$28,478

See the section titled "Allowance for Originated Loan Losses" for more information on the increase in new credit actions.

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 17. TDR Portfolio

(In thousands)	March 31, 2016	March 31, 2015
Originated TDRs	$113,981	$89,150
Acquired TDRs (1)	14,400	13,146
FDIC Acquired TDRs (1)	23,383	33,335
Total TDRs	$151,764	$135,631
Nonperforming TDRs	$50,780	$19,514

(1) Acquired and FDIC acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Originated consumer TDRs are predominantly composed of installment loans, first and second lien residential mortgages and home equity lines of credit. Total originated consumer TDRs represented 62.86% and 67.47% of the total originated TDR portfolio as of March 31, 2016, and March 31, 2015, respectively. The

Corporation restructures residential mortgages in a variety of ways to help clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $0.2 million for the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015, respectively. Interest income which would have been earned in accordance with the original terms was $1.2 million for the three months ended March 31, 2016 compared to $0.9 million for the three months ended March 31, 2015, respectively.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average quarter to date deposits totaled $20.6 billion as of March 31, 2016, $20.0 billion as of December 31, 2015, and $19.8 billion as of March 31, 2015. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

Figure 18. Respective Rates of Deposit Products and Funding

	Three Months Ended
	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$5,990,796	—%	$5,982,186	—%	$5,728,763	—%
Interest-bearing	3,590,598	0.10%	3,352,908	0.09%	3,209,285	0.10%
Savings and money market accounts	8,851,135	0.26%	8,408,703	0.26%	8,542,154	0.26%
Certificates and other time deposits	2,203,136	0.60%	2,258,996	0.59%	2,308,723	0.38%
Total customer deposits	20,635,665	0.19%	20,002,793	0.19%	19,788,925	0.17%
Securities sold under agreements to repurchase	844,290	0.13%	1,131,659	0.11%	1,024,863	0.10%
Wholesale borrowings	473,149	1.05%	402,679	1.18%	350,991	1.34%
Long-term debt	505,376	3.31%	508,954	3.19%	505,275	3.21%
Total funds	$22,458,480	0.28%	$22,046,085	0.28%	$21,670,054	0.26%

Average quarter to date demand deposits comprised 46.43% of average deposits during the three months ended March 31, 2016, compared to 46.67% during the three months ended December 31, 2015, and 45.17% during the three months ended March 31, 2015. Savings accounts, including money market products, made up 42.89% of average deposits during the three months ended March 31, 2016 compared to 42.04% during the three months ended December 31, 2015, and 43.17% during the three months ended March 31, 2015. Certificates and other time deposits made up 10.68% of average deposits during the three months ended March 31, 2016, 11.29% during the three months ended December 31, 2015, and 11.67% during the three months ended March 31, 2015.

The average cost of interest-bearing deposits, federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt was up 3 basis points compared to the same period one year ago, or 8.57% for the three months ended March 31, 2016.

The following table in Figure 19 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended March 31, 2016 by time remaining until maturity.

Figure 19. Certificates and Other Time Deposits in increments of $100 Thousand or More

(In thousands)
Time until maturity:	Amount
Under 3 months	$161,752
3 to 6 months	132,329
6 to 12 months	180,959
Over 12 months	225,630
Total	$700,670

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $3.0 billion as of March 31, 2016, compared with $2.9 billion as of December 31, 2015, and $2.9 billion as of March 31, 2015. The Corporation's Common Stock is traded on the NASDAQ under the symbol FMER with 11,458 holders of record at March 31, 2016.

•
At March 31, 2016, the Corporation's common equity value per common share was $17.49 based on approximately 165.7 million shares outstanding at March 31, 2016, compared to $17.13 based on approximately 165.8 million shares outstanding at December 31, 2015, and $16.86 based on approximately 165.5 million shares outstanding at March 31, 2015.

•	At March 31, 2016, the Corporation's tangible book value per common share was $12.66 compared to $12.29 at December 31, 2015, and $11.96 at March 31, 2015.

•	At March 31, 2016, the Corporation's book value per common share was $18.09, compared to $17.74 at December 31, 2015, and $17.46 at March 31, 2015.

•
At March 31, 2016, the Corporation had approximately 4.5 million treasury shares, compared to approximately 4.4 million treasury shares at December 31, 2015 and approximately 4.7 million treasury shares at March 31, 2015. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the first quarter of 2016, the Corporation made a dividend payment of $0.17 per share, or 28.1 million in the aggregate, on its Common Stock. As of March 31, 2016, the dividend of $0.17 per common share has annualized rate of $0.68 per common share. Also, in the first quarter of 2016, the Corporation made a quarterly dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.37 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE.

On May 13, 2015, the Corporation repurchased a warrant previously issued by Citizens to the U.S. Treasury for $12.2 million, which resulted in a reduction to capital surplus in the amount of $9.2 million.

The following table in Figure 20 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 20. Changes in Common Stock Outstanding

	2016	2015	2015	2015	2015
(Shares in thousands)	1st qtr	4th qtr	3rd qtr	2nd qtr	1st qtr
Beginning of period	165,758	165,759	165,773	165,453	165,390
Issued/(repurchased)	(55)	(15)	(20)	(210)	(66)
Reissued/(returned) under employee benefit plans, net	17	14	6	530	129
End of period	165,720	165,758	165,759	165,773	165,453

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to tangible assets of 8.30% at March 31, 2016, compared with 8.24% at December 31, 2015, and 8.14% at March 31, 2015.

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

As of March 31, 2016, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 21. Capital Position

(Dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
Consolidated
Total equity	$2,997,957	11.50%	$2,940,095	11.52%	$2,888,786	11.50%
Common equity (1)	2,897,957	11.12%	2,840,095	11.13%	2,788,786	11.10%
CET1 capital (1) (2)	2,114,949	10.66%	2,119,025	10.65%	2,006,340	10.60%
Tier 1 capital (1) (2)	2,151,801	10.84%	2,119,025	10.65%	2,006,340	10.60%
Total risk-based capital (1) (2)	2,744,203	13.83%	2,733,143	13.74%	2,597,358	13.72%
Tier 1 leverage (2)	2,151,801	8.62%	2,119,025	8.63%	2,006,340	8.31%
Tangible common equity (1)	2,097,893	8.30%	2,037,727	8.24%	1,978,624	8.14%

	March 31, 2016		December 31, 2015		March 31, 2015
Bank Only
Total equity	$3,136,488	12.04%	$3,083,117	12.08%	$3,020,048	12.03%
Common equity (1)	3,136,488	12.04%	3,083,117	12.08%	3,020,048	12.03%
CET1 capital (1) (2)	2,283,264	11.52%	2,262,669	11.38%	2,129,378	11.26%
Tier 1 capital (1) (2)	2,283,264	11.52%	2,262,669	11.38%	2,129,378	11.26%
Total risk-based capital (1) (2)	2,688,188	13.56%	2,668,419	13.42%	2,530,261	13.38%
Tier 1 leverage (2)	2,283,264	9.16%	2,262,669	9.23%	2,129,378	8.87%
Tangible common equity (1)	2,336,424	9.25%	2,280,749	9.23%	2,209,886	9.10%

(1) See Figure 4 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 capital and the CET1 risk-based capital ratio. March 31, 2016 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2015 and March 31, 2015 amounts and ratios are reported on a Basel III basis.

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

Presented below is the Corporation’s interest rate risk profile as of March 31, 2016 and 2015:

Figure 22. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2016	(8.15)%	2.07%	3.79%	5.05%
March 31, 2015	(4.71)%	2.31%	4.45%	6.04%

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

Presented below is the Corporation’s EVE profile as of March 31, 2016 and 2015:

Figure 23. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2016	(5.61)%	2.86%	4.11%	4.18%
March 31, 2015	(4.88)%	2.14%	3.00%	2.90%

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 89.70% of total deposits at March 31, 2016. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $2.8 billion as of March 31, 2016.

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

Funding Trends for the Quarter - During the three months ended March 31, 2016, lower cost core deposits increased by $1.1 billion from the fourth quarter 2015. In the aggregate, there was an increase in deposits of $1.0 billion from December 31, 2015. The Corporation’s loan to deposit ratio decreased to 76.89% as of March 31, 2016 from 79.95% as of December 31, 2015. Securities sold under agreements to repurchase decreased $317.2 million from December 31, 2015. Wholesale borrowings and long-term debt had a net decrease of $187.6 million from December 31, 2015.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended March 31, 2016, the Bank paid $38.9 million in dividends to the Corporation. As of March 31, 2016, the Bank had an additional $336.3 million available to pay dividends without regulatory approval.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements of the 2015 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the ALL, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.

Off-Balance Sheet Arrangements

A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts and mortgage loan commitments is included in Note 8 (Derivatives and Hedging Activities) to the Corporation’s unaudited consolidated financial statements included in this Form 10-Q and in Note 18 to the consolidated financial statements in the 2015 Form 10-K. There have been no significant changes since December 31, 2015.

Forward-looking Safe-harbor Statement

Statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere within this Form 10-Q, which are not historical or factual in nature, constitute forward-looking statements. These forward-looking statements relate to, among other things, expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, and involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the ability to complete the proposed merger with Huntington in a timely manner, if at all, the possibility that the anticipated benefits of the merger with Huntington are not realized when expected or at all; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

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
During the quarter ended March 31, 2016, there was no change in internal control over financial reporting, as described in "Internal Control-Integrated Framework," as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in the 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the first quarter of the 2016 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
January 1 - January 31, 2016	3,050	$19.41	—	396,272
February 1 - February 29, 2016	3,613	18.95	—	396,272
March 1 - March 31, 2016	48,098	21.42	—	396,272
Total	54,761	$21.00	—	396,272

(1)
Reflects 54,761 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the first quarter of 2016.

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
2.1
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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)

May 2, 2016

FirstMerit Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
2.1
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
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.