Form 10-Q
period 2016-06-30
FIRSTMERIT CORP /OH/
filed 2016-07-29
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2016
Common Stock, no par value	166,167,956

FIRSTMERIT CORPORATION AND SUBSIDIARIES FORM 10-Q TABLE OF CONTENTS

			Page
Glossary of Acronyms and Abbreviations			4
PART 1. FINANCIAL INFORMATION			5
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS			5
CONSOLIDATED BALANCE SHEETS			5
CONSOLIDATED STATEMENTS OF INCOME			6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME			7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY			8
CONSOLIDATED STATEMENTS OF CASH FLOWS			9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS			10
Note	1	Summary of Significant Accounting Policies	10
Note	2	Investment Securities	16
Note	3	Loans	27
Note	4	Allowance for Loan Losses	37
Note	5	Goodwill and Other Intangible Assets	57
Note	6	Shareholders' Equity	58
Note	7	Segment Information	60
Note	8	Derivatives and Hedging Activities	62
Note	9	Benefit Plans	67
Note	10	Fair Value Measurement	67
Note	11	Mortgage Servicing Rights and Mortgage Servicing Activity	80
Note	12	Commitments and Guarantees	82
Note	13	Changes and Reclassifications Out of Accumulated Other Comprehensive Income	88
Note	14	Subsequent Events	89
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS			90
Consolidated Financial Highlights			90
Highlights of Second Quarter of 2016 Performance			91
Regulation and Supervision			94
Non-GAAP Financial Measures			95
Results of Operations			100
	Average Tax-Equivalent Balance Sheets		100
	Net Interest Income		102
	Noninterest Income		104
	Noninterest Expense		105
	Income Taxes		105
Line of Business Results			106
Financial Condition			109
	Investment Securities		109
	Loans		110
		Originated Loans	111
		Acquired Loans	112
		FDIC Acquired Loans and Related Loss Share Receivable	112
	Allowance for Loan Losses and Reserve for Unfunded Lending Commitments		112

The acronyms and abbreviations identified below are used in this Form 10-Q including the Notes to Consolidated Financial Statements (unaudited) as well as in Management's Discussion & Analysis of Financial Condition and Results of Operations.

Acquisition Date	Citizens Republic Bancorp Inc. acquisition date of April 12, 2013	FDIC	The Federal Deposit Insurance Corporation
ALCO	Asset/Liability Management Committee	Federal Reserve	The Board of Governors of the Federal Reserve System
ALL	Allowance for loan losses	FHLB	Federal Home Loan Bank, including the Federal Home Loan
AOCI	Accumulated other comprehensive income (loss)	FHLMC	Federal Home Loan Mortgage Corporation
APBO	Accumulated pension benefit obligation	FICO	Fair Isaac Corporation
ASC	Accounting standards codification	FINRA	Financial Industry Regulatory Authority
ASU	Accounting standards update	FNMA	Federal National Mortgage Association
Bank	FirstMerit Bank N.A.	FRAP	Fixed Rate Advantage Program
Basel I	Basel Committee’s 1988 Capital Accord	FRB	Federal Reserve Bank
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	FSOC	Financial Stability Oversight Council
Basel Committee	Basel Committee on Banking Supervision	GAAP	United States generally accepted accounting principles
BHC	Bank holding company	GSE	Government sponsored enterprise
BHCA	Bank Holding Company Act of 1956, as amended	G-SIFI	Globally Systematically Important Financial Institution
CCAR	Comprehensive Capital Analysis and Review	ISDA	International Swaps and Derivatives Association
CET1	Common equity tier 1 capital	LIBOR	London Interbank Offered Rate
CFPB	Consumer Financial Protection Bureau	Management	FirstMerit Corporation’s Management
Citizens	Citizens Republic Bancorp Inc.	MBS	Mortgage-backed securities
Citizens TARP Preferred	Citizens TARP Preferred issued to the U.S. Treasury as part of the Troubled Assets Relief Program	MSRs	Mortgage servicing rights
CLO	Collateralized loan obligations	NASDAQ	The NASDAQ Stock Market LLC
CMO	Collateralized mortgage obligations	NPR	Notice of Proposal Rulemaking
Common Stock	Common Shares, without par value	NYSE	New York Stock Exchange
Corporation	FirstMerit Corporation and its Subsidiaries	OCC	Office of the Comptroller of the Currency
CPR	Conditional Prepayment Rate	OCI	Other comprehensive income (loss)
CRA	The Community Reinvestment Act	OREO	Other real estate owned
CRE	Commercial Real Estate	OTTI	Other-than-temporary impairment
C&I	Commercial and Industrial	Parent Company	FirstMerit Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Preferred Stock	5.875% Non-Cumulative Perpetual Preferred Stock, Series A
DIF	Federal Deposit Insurance Fund	RIP	Retirement Investment Plan
DTA	Deferred tax asset	ROA	Return on average assets
DTL	Deferred tax liability	ROE	Return on average equity
EPS	Earnings per share	SEC	United States Securities and Exchange Commission
ERISA	Employee Retirement Income Security Act of 1974	TARP	Troubled Asset Relief Program
ERM	Enterprise risk management	TDR	Troubled debt restructuring
ESOP	Employee stock ownership plan	TE	Fully taxable equivalent
EVE	Economic value of equity	U.S. Treasury	United States Department of the Treasury
FASB	Financial Accounting Standards Board	UTB	Unrecognized tax balance
FDIA	Federal Deposit Insurance Act	VIE	Variable interest entity

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDARIES

(In thousands)	June 30,	December 31,	June 30,
(Unaudited, except for December 31, 2015)	2016	2015	2015
ASSETS
Cash and due from banks	$420,818	$380,799	$472,848
Interest-bearing deposits in banks	103,469	83,018	114,741
Total cash and cash equivalents	524,287	463,817	587,589
Investment securities:
Held-to-maturity	2,514,161	2,674,093	2,787,513
Available-for-sale	4,318,688	3,967,735	3,838,509
Other investments	148,367	148,172	147,967
Loans held for sale	3,962	5,472	5,432
Loans	16,343,606	16,076,945	15,705,110
Allowance for loan losses	(149,649)	(153,691)	(148,259)
Net loans	16,193,957	15,923,254	15,556,851
Premises and equipment, net	293,209	319,488	313,819
Goodwill	741,740	741,740	741,740
Intangible assets	56,020	60,628	65,824
Covered other real estate	940	2,134	1,065
Accrued interest receivable and other assets	1,355,256	1,218,071	1,250,705
Total assets	$26,150,587	$25,524,604	$25,297,014
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$6,011,531	$5,942,248	$5,725,850
Interest-bearing	3,477,483	3,476,729	3,304,969
Savings and money market accounts	9,354,868	8,450,123	8,418,716
Certificates and other time deposits	2,108,761	2,238,903	2,224,315
Total deposits	20,952,643	20,108,003	19,673,850
Federal funds purchased and securities sold under agreements to repurchase	686,890	1,037,075	1,519,250
Wholesale borrowings	468,447	580,648	366,074
Long-term debt	526,389	505,173	497,393
Accrued taxes, expenses and other liabilities	469,059	353,610	352,490
Total liabilities	23,103,428	22,584,509	22,409,057
Shareholders' equity:
5.875% Non-Cumulative Perpetual Preferred Stock, Series A, without par value: authorized 115,000 shares; 100,000 issued	100,000	100,000	100,000
Common Stock warrant	—	—	—
Common Stock, without par value; authorized 300,000,000 shares; issued: June 30, 2016, December 31, 2015 and June 30, 2015 - 170,183,515 shares	127,937	127,937	127,937
Capital surplus	1,383,266	1,386,677	1,379,194
Accumulated other comprehensive loss	(29,473)	(79,274)	(67,621)
Retained earnings	1,572,681	1,519,438	1,462,859
Treasury stock, at cost: June 30, 2016 - 4,014,513; December 31, 2015 - 4,425,927; June 30, 2015 - 4,410,939 shares	(107,252)	(114,683)	(114,412)
Total shareholders' equity	3,047,159	2,940,095	2,887,957
Total liabilities and shareholders' equity	$26,150,587	$25,524,604	$25,297,014

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2016	2015	2016	2015
Interest income:
Loans and loans held for sale	$162,977	$161,872	$325,255	$323,411
Investment securities:
Taxable	33,350	32,175	66,499	64,125
Tax-exempt	5,013	5,327	10,274	11,353
Total investment securities interest	38,363	37,502	76,773	75,478
Total interest income	201,340	199,374	402,028	398,889
Interest expense:
Deposits:
Interest bearing	1,013	783	1,942	1,550
Savings and money market accounts	5,641	5,588	11,293	11,135
Certificates and other time deposits	3,116	2,510	6,405	4,687
Federal funds purchased and securities sold under agreements to repurchase	109	329	374	572
Wholesale borrowings	1,121	1,129	2,355	2,289
Long-term debt	4,262	3,917	8,425	7,915
Total interest expense	15,262	14,256	30,794	28,148
Net interest income	186,078	185,118	371,234	370,741
Provision for loan losses	6,391	8,966	14,200	17,214
Net interest income after provision for loan losses	179,687	176,152	357,034	353,527
Noninterest income:
Trust department income	11,167	10,820	21,451	20,969
Service charges on deposits	16,263	16,704	31,849	32,372
Credit card fees	14,942	14,124	28,520	26,773
ATM and other service fees	6,427	6,345	12,661	12,444
Bank owned life insurance income	4,186	3,697	7,882	7,289
Investment services and insurance	3,851	3,871	7,756	7,575
Investment securities gains/(losses), net	2,164	567	2,459	921
Loan sales and servicing income	1,995	3,276	3,847	4,876
Other operating income	4,120	7,178	16,084	19,210
Total noninterest income	65,115	66,582	132,509	132,429
Noninterest expense:
Salaries, wages, pension and employee benefits	86,789	86,020	172,669	176,546
Net occupancy expense	13,466	13,727	28,240	29,681
Equipment expense	12,078	12,592	24,486	23,617
Stationery, supplies and postage	2,945	3,370	6,564	6,898
Bankcard, loan processing and other costs	12,269	12,461	23,277	23,600
Professional services	4,467	5,358	12,818	9,368
Amortization of intangibles	2,304	2,598	4,608	5,196
FDIC insurance expense	5,192	5,077	10,637	10,244
Other operating expense	20,810	20,471	43,984	37,176
Total noninterest expense	160,320	161,674	327,283	322,326
Income before income tax expense	84,482	81,060	162,260	163,630
Income tax expense	26,173	24,476	49,815	49,907
Net income	58,309	56,584	112,445	113,723
Less: Net income allocated to participating shareholders	496	467	955	937
Preferred Stock dividends	1,469	1,469	2,938	2,938
Net income attributable to common shareholders	$56,344	$54,648	$108,552	$109,848
Net income used in diluted EPS calculation	$56,344	$54,648	$108,552	$109,848
Weighted average number of common shares outstanding - basic	166,188	165,736	165,966	165,574
Weighted average number of common shares outstanding - diluted	166,807	166,277	166,563	166,089
Basic earnings per common share	$0.34	$0.33	$0.65	$0.66
Diluted earnings per common share	0.34	0.33	0.65	0.66
Cash dividend per common share	0.17	0.16	0.34	0.32

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2016			June 30, 2016
(Unaudited)	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$84,482	$26,173	$58,309	$162,260	$49,815	$112,445
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	31,489	11,431	20,058	79,868	28,994	50,874
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(221)	(79)	(142)	(1,072)	(14)	(1,058)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(2,164)	(786)	(1,378)	(2,459)	(892)	(1,567)
Net change in unrealized gains/(losses) on securities available for sale	29,104	10,566	18,538	76,337	28,088	48,249
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	1,076	390	686	3,244	1,163	2,081
Amortization of prior service cost reclassified to other noninterest expense	(560)	(204)	(356)	(820)	(291)	(529)
Net change from defined benefit pension plans	516	186	330	2,424	872	1,552
Total other comprehensive gains/(losses)	29,620	10,752	18,868	78,761	28,960	49,801
Comprehensive income	$114,102	$36,925	$77,177	$241,021	$78,775	$162,246

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2015			June 30, 2015
(Unaudited)	Pretax	Tax	After tax	Pretax	Tax	After tax
Net Income	$81,060	$24,476	$56,584	$163,630	$49,907	$113,723
Other comprehensive income/(loss)
Unrealized gains and losses on securities available for sale:
Changes in unrealized securities' holding gains/(losses)	(28,642)	(10,024)	(18,618)	5,475	1,916	3,559
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(575)	(203)	(372)	(1,079)	(378)	(701)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(567)	(198)	(369)	(921)	(322)	(599)
Net change in unrealized gains/(losses) on securities available for sale	(29,784)	(10,425)	(19,359)	3,475	1,216	2,259
Pension plans and other postretirement benefits:
Amortization of actuarial losses/(gains)	1,138	399	739	2,276	797	1,479
Amortization of prior service cost reclassified to other noninterest expense	410	144	266	820	287	533
Net change from defined benefit pension plans	1,548	543	1,005	3,096	1,084	2,012
Total other comprehensive gains/(losses)	(28,236)	(9,882)	(18,354)	6,571	2,300	4,271
Comprehensive income	$52,824	$14,594	$38,230	$170,201	$52,207	$117,994

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands) (Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2014	$100,000	$127,937	$3,000	$1,393,090	$(71,892)	$1,404,717	$(122,571)	$2,834,281
Net income	—	—	—	—	—	113,723	—	113,723
Other comprehensive income	—	—	—	—	4,271	—	—	4,271
Comprehensive income	—	—	—	—	4,271	113,723	—	117,994
Cash dividends - Preferred Stock	—	—	—	—	—	(2,938)	—	(2,938)
Cash dividends - Common Stock ($0.32 per share)	—	—	—	—	—	(52,643)	—	(52,643)
Nonvested (restricted) shares granted (659,432 shares)	—	—	—	(14,340)	—	—	14,340	—
Restricted stock activity (276,805 shares)	—	—	—	1,291	—	—	(5,544)	(4,253)
Deferred compensation trust (234,703 increase in shares)	—	—	—	637	—	—	(637)	—
Share-based compensation	—	—	—	7,666	—	—	—	7,666
Repurchase of a Common Stock warrant to the U.S. Treasury for Citizens TARP warrant (2,571,998 shares)	—	—	(3,000)	(9,150)	—	—	—	(12,150)
Balance at June 30, 2015	$100,000	$127,937	$—	$1,379,194	$(67,621)	$1,462,859	$(114,412)	$2,887,957

Balance at December 31, 2015	$100,000	$127,937	$—	$1,386,677	$(79,274)	$1,519,438	$(114,683)	$2,940,095
Net income	—	—	—	—	—	112,445	—	112,445
Other comprehensive income	—	—	—	—	49,801	—	—	49,801
Comprehensive income	—	—	—	—	49,801	112,445	—	162,246
Cash dividends - Preferred Stock	—	—	—	—	—	(2,938)	—	(2,938)
Cash dividends - Common Stock ($0.34 per share)	—	—	—	—	—	(56,264)	—	(56,264)
Nonvested (restricted) shares granted (633,286 shares)	—	—	—	(12,900)	—	—	12,900	—
Restricted stock activity (221,872 shares)	—	—	—	701	—	—	(4,878)	(4,177)
Deferred compensation trust (109,130 increase in shares)	—	—	—	591	—	—	(591)	—
Share-based compensation	—	—	—	8,197	—	—	—	8,197
Balance as of June 30, 2016	$100,000	$127,937	$—	$1,383,266	$(29,473)	$1,572,681	$(107,252)	$3,047,159

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$112,445	$113,723
Adjustments to reconcile net income to net cash provided and used by operating activities:
Provision for loan losses	14,200	17,214
Provision/(benefit) for deferred income taxes	22,893	4,162
Depreciation and amortization	32,635	31,274
Benefit attributable to FDIC loss share	257	6,046
Accretion of acquired loans	(33,978)	(51,170)
Amortization and accretion of investment securities, net
Available-for-sale	5,062	5,407
Held-to-maturity	1,866	2,110
Losses/(gains) on sales and calls of available-for-sale investment securities, net	(2,756)	(921)
Originations of loans held for sale	(14,060)	(51,673)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	15,938	60,429
Gains on sales of loans, net	(368)	(760)
Amortization of intangible assets	4,608	5,196
Recognition of stock compensation expense	8,197	7,666
Net decrease/(increase) in other assets	(171,074)	1,442
Net increase/(decrease) in other liabilities	142,897	(1,519)
NET CASH PROVIDED BY OPERATING ACTIVITIES	138,762	148,626
Investing Activities
Proceeds from sale of investment securities
Available-for-sale	(113)	171,725
Held-to-maturity	—	668
Other	—	1,015
Proceeds from prepayments, calls, and maturities of investment securities
Available-for-sale	319,566	285,541
Held-to-maturity	214,489	211,636
Other	—	165
Purchases of investment securities
Available-for-sale	(616,645)	(758,486)
Held-to-maturity	(57,469)	(94,756)
Other	(221)	(172)
Net decrease/(increase) in loans and leases	(262,863)	(356,117)
Purchases of premises and equipment	(2,412)	(9,950)
Sales of premises and equipment	8,501	8,407
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(397,167)	(540,324)
Financing Activities
Net increase in demand accounts	70,037	215,269
Net increase/(decrease) in savings and money market accounts	904,745	19,104
Net decrease in certificates and other time deposits	(130,142)	(65,188)
Net increase/(decrease) in securities sold under agreements to repurchase	(350,185)	246,659
Net increase/(decrease) in wholesale borrowings	(112,201)	(61,997)
Repurchase of common stock warrant	—	(12,150)
Cash dividends - common	(56,264)	(52,643)
Cash dividends - preferred	(2,938)	(2,938)
Restricted stock activity	(4,177)	(4,253)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	318,875	281,863
Increase/(Decrease) in cash and cash equivalents	60,470	(109,835)
Cash and cash equivalents at beginning of year	463,817	697,424
Cash and cash equivalents at end of year	$524,287	$587,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$30,920	$27,970
Federal income taxes	4,859	26,125

See accompanying Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 359 banking offices in the Ohio, Michigan, Wisconsin, Illinois, and Pennsylvania areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

Under the terms of the definitive merger agreement, the Corporation will merge with a subsidiary of Huntington Bancshares, and FirstMerit Bank will merge with and into The Huntington National Bank. In conjunction with the closing of the transaction, four independent members of the Corporation’s Board of Directors will join the Huntington Board, which will be expanded accordingly.

Shareholders of the Corporation will receive 1.72 shares of Huntington common stock, and $5.00 in cash, for each share of the Corporation common stock. The per share consideration is valued at $20.14 per share based on the closing price of Huntington Common Stock on January 25, 2016.

The respective shareholders of Huntington and the Corporation approved the proposed merger of FirstMerit into Huntington during special meetings held on June 13, 2016 in Akron, Ohio by FirstMerit and in Columbus, Ohio by Huntington.

The transaction is expected to be completed in the third quarter of 2016, subject to the satisfaction of customary closing conditions, including regulatory approvals.

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

The Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of Management,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

necessary for a fair statement of the results for the interim periods presented. Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the SEC. The unaudited consolidated financial statements of the Corporation as of June 30, 2016 and 2015 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). There have been no significant changes in the current quarter to the Corporation’s accounting policies as disclosed in the 2015 Form 10-K.

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

FASB ASU 2015-2, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

entities are subject to reevaluation under the revised consolidation model. These amendments modify the current accounting guidance to address limited partnerships and similar entities, certain investments funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of this guidance did not have a material effect on the Corporation's financial position or results of operations.

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

Recently Issued Accounting Standards

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments will require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments will also limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The amendments require changes to presentational matters, such as presenting credit losses as an allowance rather than a write-down. The amendments in ASU 2016-13 retain many of the disclosure amendments in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. In addition, disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination (or vintage). The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public business entities. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years using a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

modified-retrospective approach) or a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update amends the new revenue recognition guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this update clarify that, for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under legacy GAAP. This update also includes a practical expedient to ease transition for contracts that were modified prior to adoption of the revenue standard under both the full and modified retrospective transition approaches. The amendments clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. They also clarify that the fair value of noncash consideration should be measured at contract inception when determining the transaction price. The amendments also allow an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy. The effective date and transition requirements for this update are the same as those of the new standard. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2006 EITF Meeting (SEC Update). The amendments in this update rescinds the following SEC Staff Observer comments that relate to narrow revenue recognition issues from ASC 605, Revenue Recognition, and ASC 932, Extractive Activities — Oil and Gas, upon an entity’s adoption of ASC 606: Revenue and Expense Recognition for Freight Services in Process, Accounting for Shipping and Handling Fees and Costs, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), and Accounting for Gas Balancing Arrangements. The ASU also rescinds the SEC Staff Announcement: Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815, issued as EITF Topic D-109 and codified in ASC 815-10-S99-3, as of the effective date of ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The effective date and transition requirements for this update are the same as those of the new standard. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$4,996	$1	$—	$4,997
U.S. government agency debentures	2,500	28	—	2,528
U.S. states and political subdivisions	147,807	3,742	(2)	151,547
Residential mortgage-backed securities:
U.S. government agencies	840,250	20,064	(67)	860,247
Commercial mortgage-backed securities:
U.S. government agencies	198,069	4,095	(116)	202,048
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,325,707	30,400	(3,089)	2,353,018
Non-agency	3	—	—	3
Commercial collateralized mortgage-backed securities:
U.S. government agencies	392,205	6,528	(122)	398,611
Asset-backed securities:
Collateralized loan obligations	297,939	354	(6,499)	291,794
Corporate debt securities	61,740	—	(10,633)	51,107
Total debt securities	4,271,216	65,212	(20,528)	4,315,900
Equity securities
Marketable equity securities	2,788	—	—	2,788
Total equity securities	2,788	—	—	2,788
Total securities available-for-sale	$4,274,004	$65,212	$(20,528)	$4,318,688
Securities held-to-maturity
Debt securities
U.S. government agency debentures	$25,000	$35	$—	$25,035
U.S. states and political subdivisions	540,425	15,713	(265)	555,873
Residential mortgage-backed securities:
U.S. government agencies	467,462	12,367	—	479,829
Commercial mortgage-backed securities:
U.S. government agencies	87,964	1,991	(42)	89,913
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,060,496	4,327	(6,670)	1,058,153
Commercial collateralized mortgage-backed securities:
U.S. government agencies	246,509	3,559	(410)	249,658
Corporate debt securities	86,305	974	—	87,279
Total securities held-to-maturity	$2,514,161	$38,966	$(7,387)	$2,545,740

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$5,001	$—	$(1)	$5,000
U.S. government agency debentures	2,500	—	(2)	2,498
U.S. states and political subdivisions	188,829	4,170	(204)	192,795
Residential mortgage-backed securities:
U.S. government agencies	900,358	11,325	(5,454)	906,229
Commercial mortgage-backed securities:
U.S. government agencies	173,912	220	(2,023)	172,109
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,155,808	2,659	(30,147)	2,128,320
Non-agency	4	—	—	4
Commercial collateralized mortgage-backed securities:
U.S. government agencies	217,008	580	(1,269)	216,319
Asset-backed securities:
Collateralized loan obligations	297,831	26	(8,446)	289,411
Corporate debt securities	61,710	—	(9,481)	52,229
Total debt securities	4,002,961	18,980	(57,027)	3,964,914
Equity securities
Marketable equity securities	2,821	—	—	2,821
Total equity securities	2,821	—	—	2,821
Total securities available-for-sale	$4,005,782	$18,980	$(57,027)	$3,967,735
Securities held-to-maturity
Debt securities
U.S. government agency debentures	25,000	19	—	25,019
U.S. states and political subdivisions	571,738	22,180	(262)	593,656
Residential mortgage-backed securities:
U.S. government agencies	507,908	4,767	(2,999)	509,676
Commercial mortgage-backed securities:
U.S. government agencies	64,951	294	(574)	64,671
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,161,340	75	(35,881)	1,125,534
Commercial collateralized mortgage-backed securities:
U.S. government agencies	255,359	676	(3,611)	252,424
Corporate debt securities	87,797	364	(22)	88,139
Total securities held-to-maturity	$2,674,093	$28,375	$(43,349)	$2,659,119

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt securities
U.S. treasury notes & bonds	$5,004	$1	$—	$5,005
U.S. government agency debentures	2,500	10	—	2,510
U.S. states and political subdivisions	203,449	5,191	(1,023)	207,617
Residential mortgage-backed securities:
U.S. government agencies	947,347	18,068	(4,563)	960,852
Commercial mortgage-backed securities:
U.S. government agencies	171,842	643	(2,147)	170,338
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,968,918	4,779	(24,308)	1,949,389
Non-agency	5	—	—	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	227,889	1,254	(705)	228,438
Asset-backed securities:
Collateralized loan obligations	259,743	801	(2,463)	258,081
Corporate debt securities	61,681	—	(8,231)	53,450
Total debt securities	3,848,378	30,747	(43,440)	3,835,685
Equity Securities
Marketable equity securities	2,824	—	—	2,824
Non-marketable equity securities	—	—	—	—
Total equity securities	2,824	—	—	2,824
Total securities available-for-sale	$3,851,202	$30,747	$(43,440)	$3,838,509
Securities held-to-maturity
Debt securities
U.S. government agency debentures	25,000	—	(323)	24,677
U.S states and political subdivisions	529,441	8,104	(1,942)	535,603
Residential mortgage-backed securities:
U.S. government agencies	555,273	6,919	(2,940)	559,252
Commercial mortgage-backed securities:
U.S. government agencies	57,462	412	(219)	57,655
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,267,321	445	(35,025)	1,232,741
Commercial collateralized mortgage-backed securities:
U.S. government agencies	263,741	1,004	(4,523)	260,222
Corporate debt securities	89,275	695	—	89,970
Total securities held-to-maturity	$2,787,513	$17,579	$(44,972)	$2,760,120

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	June 30, 2016
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	116	$1,404	$157,403	$162,897
Ohio	108	1,095	115,545	118,300
Wisconsin	54	651	34,046	35,166
Illinois	52	1,783	90,772	92,711
Texas	51	816	40,409	41,629
Pennsylvania	41	1,037	41,674	42,529
New Jersey	31	724	21,928	22,441
Washington	27	968	25,586	26,149
Minnesota	23	699	15,667	16,076
New York	18	575	10,044	10,346
Missouri	10	1,075	10,414	10,754
Other	105	768	79,275	80,688
Total general obligation bonds	636	$1,037	$642,763	$659,686

(Dollars in thousands)	December 31, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	137	$1,381	$180,508	$189,259
Ohio	111	1,091	116,783	121,117
Illinois	55	1,870	99,524	102,867
Texas	58	807	45,818	46,805
Wisconsin	69	673	44,794	46,454
Pennsylvania	42	1,020	42,185	42,835
Washington	29	950	27,080	27,548
New Jersey	35	725	24,810	25,372
Minnesota	33	667	21,679	22,020
Missouri	15	1,078	15,878	16,174
New York	18	635	11,161	11,422
Other	110	759	81,815	83,477
Total general obligation bonds	712	$1,033	$712,035	$735,350

(Dollars in thousands)	June 30, 2015
U.S. State	# of Issuers	Average Issue Size, Fair Value	Amortized Cost	Fair Value
Michigan	153	$1,018	$152,499	$155,712
Ohio	127	964	121,716	122,474
Illinois	60	1,784	105,581	107,033
Wisconsin	70	585	39,774	40,950
Texas	67	759	50,370	50,877
Pennsylvania	46	1,014	46,547	46,666
Washington	30	939	27,783	28,169
New Jersey	34	720	23,916	24,472
Minnesota	34	692	23,267	23,540
Missouri	15	1,084	15,981	16,265
New York	18	633	11,187	11,392
Other	119	639	75,670	76,040
Total general obligation bonds	773	$910	$694,291	$703,590

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

The Corporation's evaluation of its municipal bond portfolio at June 30, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

FRB and FHLB stock constitutes the majority of other investments on the Consolidated Balance Sheets.

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
FRB stock	$56,303	$56,083	$55,853
FHLB stock	91,714	91,714	91,713
Other	350	375	401
Total other investments	$148,367	$148,172	$147,967

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Securities with a carrying value of $3.2 billion, $2.9 billion, and $3.2 billion at June 30, 2016, December 31, 2015, and June 30, 2015, respectively, were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Realized gains	$2,164	$672	$2,459	$1,064
Realized losses	—	(105)	—	(143)
Net securities (losses)/gains	$2,164	$567	$2,459	$921

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities by length of time that individual securities had been in a continuous loss position by major categories of available-for-sale and held-to-maturity securities.

	June 30, 2016
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$1,567	$(2)	3	$—	$—	—	$1,567	$(2)
Residential mortgage-backed securities:
U.S. government agencies	14,275	(67)	5	—	—	0	14,275	(67)
Commercial mortgage-backed securities:
U.S. government agencies	23,570	(28)	1	12,627	(88)	1	36,197	(116)
Residential collateralized mortgage-backed securities:
U.S. government agencies	13,182	(271)	1	332,305	(2,818)	29	345,487	(3,089)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	24,401	(38)	4	19,071	(84)	1	43,472	(122)
Asset-backed securities:
Collateralized loan obligations	92,851	(1,795)	16	161,827	(4,704)	21	254,678	(6,499)
Corporate debt securities				51,106	(10,633)	8	51,106	(10,633)
Total securities available-for-sale	$169,846	$(2,201)	30	$576,936	$(18,327)	60	$746,782	$(20,528)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$3,525	$(19)	$7	$6,569	$(246)	$9	$10,094	$(265)
Residential mortgage-backed securities:
U.S. government agencies	—	—	0	—	—	0	—	—
Commercial mortgage-backed securities:
U.S. government agencies	13,478	(42)	1	—	—	0	13,478	(42)
Residential collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	598,383	(6,670)	37	598,383	(6,670)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	—	—	0	47,686	(410)	4	47,686	(410)
Collateralized loan obligations:
Corporate debt securities	5,002	—	1	—	—	0	5,002	—
Total securities held-to-maturity	$22,005	$(61)	9	$652,638	$(7,326)	50	$674,643	$(7,387)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S government agency debentures	$2,498	$(2)	1	$—	$—	0	$2,498	$(2)
U.S. treasury notes and bonds	5,000	(1)	1	—	—	0	5,000	(1)
U.S. states and political subdivisions	10,178	(37)	20	5,899	(167)	9	16,077	(204)
Residential mortgage-backed securities:
U.S. government agencies	328,156	(3,026)	27	95,895	(2,428)	7	424,051	(5,454)
Commercial mortgage-backed securities:
U.S. government agencies	107,074	(1,447)	15	12,401	(576)	1	119,475	(2,023)
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,130,779	(10,587)	78	597,403	(19,560)	49	1,728,182	(30,147)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	113,825	(893)	12	23,400	(376)	2	137,225	(1,269)
Asset-backed securities:
Collateralized loan obligations	151,810	(3,576)	26	126,422	(4,870)	15	278,232	(8,446)
Corporate debt securities	—	—	0	52,229	(9,481)	8	52,229	(9,481)
Total securities available-for-sale	$1,849,320	$(19,569)	180	$913,649	$(37,458)	91	$2,762,969	$(57,027)
Securities held-to-maturity
Debt securities
U.S. states and political subdivisions	$18,465	$(224)	21	$4,174	$(38)	6	$22,639	$(262)
Residential mortgage-backed securities:
U.S. government agencies	85,738	(715)	6	97,880	(2,284)	6	183,618	(2,999)
Commercial mortgage-backed securities:
U.S. government agencies	34,833	(346)	6	9,269	(228)	1	44,102	(574)
Residential collateralized mortgage-backed securities:
U.S. government agencies	140,514	(1,225)	12	941,982	(34,656)	55	1,082,496	(35,881)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	71,812	(384)	7	117,992	(3,227)	11	189,804	(3,611)
Corporate debt securities	19,243	(22)	6	—	—	0	19,243	(22)
Total securities held-to-maturity	$370,605	$(2,916)	58	$1,171,297	$(40,433)	79	$1,541,902	$(43,349)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2015
	Less than 12 months			12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Securities available-for-sale
Debt securities
U.S. states and political subdivisions	$32,237	$(587)	52	$5,642	$(436)	9	$37,879	$(1,023)
Residential mortgage-backed securities:
U.S. government agencies	196,219	(2,087)	15	103,498	(2,476)	8	299,717	(4,563)
Commercial mortgage-backed securities:
U.S. government agencies	96,573	(1,457)	14	17,335	(690)	2	113,908	(2,147)
Residential collateralized mortgage-backed securities:
U.S. government agencies	596,646	(4,398)	42	706,376	(19,910)	53	1,303,022	(24,308)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	46,771	(71)	5	61,120	(634)	7	107,891	(705)
Asset-backed securities:
Collateralized loan obligations	84,565	(1,204)	10	86,082	(1,259)	11	170,647	(2,463)
Corporate debt securities	4,225	(765)	1	49,225	(7,466)	7	53,450	(8,231)
Total securities available-for-sale	$1,057,236	$(10,569)	139	$1,029,278	$(32,871)	97	$2,086,514	$(43,440)
Securities held-to-maturity
Debt securities
U.S. government agency debentures	—	—	0	24,677	(323)	1	24,677	(323)
U.S. states and political subdivisions	98,867	(1,872)	112	4,430	(70)	6	103,297	(1,942)
Residential mortgage-backed securities:
U.S. government agencies	83,112	(483)	5	105,289	(2,457)	6	188,401	(2,940)
Commercial mortgage-backed securities:
U.S. government agencies	7,263	(41)	1	9,430	(178)	1	16,693	(219)
Residential collateralized mortgage-backed securities:
U.S. government agencies	111,360	(835)	8	1,042,351	(34,190)	56	1,153,711	(35,025)
Commercial collateralized mortgage-backed securities:
U.S. government agencies	5,025	(2)	1	142,937	(4,521)	13	147,962	(4,523)
Total securities held-to-maturity	$305,627	$(3,233)	127	$1,329,114	$(41,739)	83	$1,634,741	$(44,972)

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

The investment securities portfolio was in a net unrealized gain position of $76.3 million at June 30, 2016, compared to a net unrealized loss position of $53.0 million at December 31, 2015 and a net unrealized loss position of $40.1 million at June 30, 2015. Gross unrealized losses were $27.9 million as of June 30, 2016, compared to $100.4 million at December 31, 2015, and $88.4 million at June 30, 2015. As of June 30, 2016, gross unrealized losses are concentrated within CLOs and corporate debt securities. Securities classified as corporate debt would include eight, single issuer, trust preferred securities with stated maturities. Such investments are only 1% of the fair value of the available-for-sale investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the market conditions which have caused risk premiums to increase, resulting in the decline in the fair value of the trust preferred securities.

Management believes the Corporation will fully recover the cost of these CLOs and corporate debt securities, and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at June 30, 2016 and has recognized the total amount of the impairment in OCI, net of tax.

The new Volcker Rule, as originally adopted, may affect the Corporation’s ability to hold CLOs. As of June 30, 2016, the Corporation holds $291.8 million of CLOs with a gross unrealized loss position of $6.1 million. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with the strategy.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2016. Estimated lives on MBSs may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)	U.S. Treasury notes & bonds	U.S. Government agency debentures	U.S. States and political subdivisions	Residential mortgage-backed securities - U.S. govt. agencies	Commercial mortgage-backed securities - U.S. govt. agencies	Residential collateralized mortgage obligations - U.S. govt. agencies	Residential collateralized mortgage obligations - non-agency	Commercial collateralized mortgage obligations - U.S. govt. agencies	Asset backed securities - collateralized loan obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available-for-Sale
Remaining maturity:
One year or less	$4,997	$—	$5,895	$65	$—	$—	$—	$—	$—	$—	$10,957	2.32%
Over one year through five years	—	2,528	75,103	86,480	24,498	13,936	3	22,126	—	—	224,674	3.54%
Over five years through ten years	—	—	51,441	47,116	123,441	10,705	—	103,837	218,344	—	554,884	2.92%
Over ten years	—	—	19,108	726,586	54,109	2,328,377	—	272,648	73,450	51,107	3,525,385	2.23%
Fair Value	$4,997	$2,528	$151,547	$860,247	$202,048	$2,353,018	$3	$398,611	$291,794	$51,107	$4,315,900	2.39%
Amortized Cost	$4,996	$2,500	$147,807	$840,250	$198,069	$2,325,707	$3	$392,205	$297,939	$61,740	$4,271,216
Weighted-Average Yield	0.31%	1.25%	5.00%	2.98%	2.13%	2.01%	2.98%	2.18%	3.08%	1.37%	2.39%
Weighted-Average Maturity (in years)	0.23	1.92	1.86	3.28	3.60	3.11	0.59	3.90	6.51	11.31	3.55

Securities Held-to-Maturity
Remaining maturity:
One year or less	$—	$—	$64,872	$—	$—	$—	$—	$—	$—	$22,443	$87,315	2.36%
Over one year through five years	—	25,035	157,172	—	36,522	—	—	81,237	—	64,836	364,802	2.47%
Over five years through ten years	—	—	193,355	21,307	53,391	—	—	40,365	—	—	308,418	3.83%
Over ten years	—	—	140,474	458,522	—	1,058,153	—	128,056	—	—	1,785,205	2.02%
Fair Value	$—	$25,035	$555,873	$479,829	$89,913	$1,058,153	$—	$249,658	$—	$87,279	$2,545,740	2.31%
Amortized Cost	$—	$25,000	$540,425	$467,462	$87,964	$1,060,496	$—	$246,509	$—	$86,305	$2,514,161
Weighted-Average Yield	—%	1.43%	4.21%	2.13%	2.14%	1.59%	—%	1.77%	—%	2.30%	2.31%
Weighted-Average Maturity (in years)	—	0.08	4.50	3.29	2.81	3.25	—	3.56	—	1.52	3.45

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.     Loans

Loans outstanding as of June 30, 2016, December 31, 2015, and June 30, 2015, net of unearned income, consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Originated loans:
Commercial	$9,132,366	$9,007,830	$8,633,332
Residential mortgage	728,534	689,045	653,143
Installment	3,353,084	2,990,349	2,720,059
Home equity	1,276,661	1,248,438	1,180,802
Credit cards	174,986	182,843	168,576
Total originated loans	14,665,631	14,118,505	13,355,912
Allowance for originated loan losses	(105,175)	(105,135)	(101,682)
Net originated loans	$14,560,456	$14,013,370	$13,254,230
Acquired loans:
Commercial	$554,414	$677,149	$877,598
Residential mortgage	292,877	324,008	358,559
Installment	494,429	573,372	659,348
Home equity	146,916	168,542	200,179
Total acquired loans	1,488,636	1,743,071	2,095,684
Allowance for acquired loan losses	(4,256)	(3,877)	(4,950)
Net acquired loans	$1,484,380	$1,739,194	$2,090,734
FDIC acquired loans:
Commercial	$115,793	$129,109	$145,821
Residential mortgage	33,370	35,568	38,029
Installment	1,808	2,077	2,299
Home equity	29,813	38,668	55,545
Loss share receivable	8,555	9,947	11,820
Total FDIC acquired loans	189,339	215,369	253,514
Allowance for FDIC acquired loan losses	(40,218)	(44,679)	(41,627)
Net FDIC acquired loans	$149,121	$170,690	$211,887
Total loans:
Commercial	$9,802,573	$9,814,088	$9,656,751
Residential mortgage	1,054,781	1,048,621	1,049,731
Installment	3,849,321	3,565,798	3,381,706
Home equity	1,453,390	1,455,648	1,436,526
Credit cards	174,986	182,843	168,576
Loss share receivable	8,555	9,947	11,820
Total loans	16,343,606	16,076,945	15,705,110
Total allowance for loan losses	(149,649)	(153,691)	(148,259)
Total Net loans	$16,193,957	$15,923,254	$15,556,851

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following describes the distinction between originated, acquired and FDIC acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated Loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the "simple-interest" method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield. Net deferred loan origination fees and costs amounted to $3.3 million, $4.1 million, and $5.4 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

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

Total outstanding acquired impaired loans as of June 30, 2016 and 2015 were $340.9 million and $504.7 million, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged-off. Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
Acquired Impaired Loans	2016		2015		2016		2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$85,444	$257,152	$118,756	$388,313	$89,823	$284,709	$119,450	$423,209
Accretion	(7,921)	7,921	(10,285)	10,285	(16,823)	16,823	(21,503)	21,503
Net reclassifications from nonaccretable to accretable	4,883	—	8,217	—	12,636	—	21,212	—
Payments received, net	—	(25,878)	—	(42,434)	—	(62,337)	—	(88,548)
Disposals	(3,042)	—	(4,657)	—	(6,272)	—	(7,128)	—
Balance at end of period	$79,364	$239,195	$112,031	$356,164	$79,364	$239,195	$112,031	$356,164

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

During the quarter ended June 30, 2016, there was an overall improvement in cash flow expectations, which resulted in the net reclassification of $4.9 million from the nonaccretable difference to accretable yield. This reclassification was $8.2 million for the three months ended June 30, 2015. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively, resulting in $115.8 million of loans no longer being covered as of June 30, 2016. As of June 30, 2016, $65.0 million remained covered by single family loss share agreements.

Changes in the loss share receivable for the three and six months ended June 30, 2016 and 2015 were as follows:

Loss Share Receivable	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$9,436	$20,005	$9,947	$22,033
Amortization	(358)	(1,185)	(706)	(3,372)
Increase/(decrease) due to impairment (recapture) on FDIC acquired loans	(12)	1,819	257	6,046
FDIC reimbursement	(194)	(8,713)	(386)	(12,726)
FDIC acquired loans paid in full	(317)	(106)	(557)	(161)
Balance at end of the period (1)	$8,555	$11,820	$8,555	$11,820

(1) As of June 30, 2016, the loss share receivable of $8.6 million was related to single family covered loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Total outstanding FDIC acquired impaired loans were $301.2 million and $351.1 million as of June 30, 2016 and 2015, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged-off. Changes in the carrying amount and accretable yield for FDIC acquired impaired loans were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
FDIC Acquired Impaired Loans	2016		2015		2016		2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$22,126	$122,134	$29,867	$199,225	$22,908	$130,648	$37,511	$232,452
Accretion	(2,231)	2,231	(4,100)	4,100	(4,528)	4,528	(9,667)	9,667
Net reclassifications between non-accretable and accretable	699	—	2,136	—	2,372	—	2,080	—
Payments received, net	—	(5,604)	—	(45,517)	—	(16,415)	—	(84,311)
(Disposals)/Additions	(371)	—	(1,753)	—	(529)	—	(3,774)	—
Balance at end of period	$20,223	$118,761	$26,150	$157,808	$20,223	$118,761	$26,150	$157,808

The cash flows expected to be collected on FDIC acquired impaired loans are estimated quarterly in a similar manner as described above for acquired impaired loans. During the quarter ended June 30, 2016, the re-estimation process resulted in a net reclassification of $0.7 million from the nonaccretable difference to accretable yield. This reclassification was $2.1 million for the three months ended June 30, 2015. The reclassification from the nonaccretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual:

As of June 30, 2016
(In thousands)							≥ 90 Days
Originated Loans	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (1)	Loans
Commercial
C&I	$1,677	$1,465	$10,864	$14,006	$5,868,988	$5,882,994	$1,062	$43,887
CRE	4,506	142	12,176	16,824	2,018,674	2,035,498	166	13,860
Construction	—	709	4,760	5,469	699,871	705,340	—	9,195
Leases	—	—	476	476	508,058	508,534	476	—
Consumer
Installment	15,662	3,496	4,005	23,163	3,329,921	3,353,084	3,453	3,506
Home Equity Lines	1,245	713	2,140	4,098	1,272,563	1,276,661	623	2,390
Credit Cards	811	504	860	2,175	172,811	174,986	789	758
Residential Mortgages	9,564	2,017	4,233	15,814	712,720	728,534	1,439	10,701
Total	$33,465	$9,046	$39,514	$82,025	$14,583,606	$14,665,631	$8,008	$84,297
Acquired Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$340	$121	$1,168	$1,629	$179,874	$181,503	$—	$865
CRE	602	896	9,491	10,989	357,811	368,800	—	4,482
Construction	—	—	413	413	3,698	4,111	—	—
Consumer
Installment	3,623	767	486	4,876	489,553	494,429	224	615
Home Equity Lines	960	503	712	2,175	144,741	146,916	587	235
Residential Mortgages	299	943	3,867	5,109	287,768	292,877	646	924
Total	$5,824	$3,230	$16,137	$25,191	$1,463,445	$1,488,636	$1,457	$7,121
FDIC Acquired Loans (2)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing (3)	Loans (3)
Commercial
C&I	$—	$—	$1,326	$1,326	$29,948	$31,274	n/a	n/a
CRE	—	804	24,931	25,735	54,153	79,888	n/a	n/a
Construction	—	—	3,512	3,512	1,119	4,631	n/a	n/a
Consumer
Installment	—	—	—	—	1,808	1,808	n/a	n/a
Home Equity Lines	2,097	354	938	3,389	26,424	29,813	n/a	n/a
Residential Mortgages	4,371	204	1,800	6,375	26,995	33,370	n/a	n/a
Total	$6,468	$1,362	$32,507	$40,337	$140,447	$180,784	n/a	n/a

(1) Installment loans 90 days or more past due and accruing include $2.3 million of loans guaranteed by the U.S. government as of June 30, 2016.
(2) Excludes loss share receivable of $8.6 million as of June 30, 2016.
(3) Acquired and FDIC acquired impaired loans were not classified as nonperforming assets at June 30, 2016 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired and FDIC acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired and FDIC acquired impaired loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide a summary of commercial loans by portfolio type and the Corporation's internal credit quality rating:

As of June 30, 2016
(In thousands)
Originated Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$75,818	$742	$—	$12,001	$88,561
Grade 2	416,677	806	—	49,953	467,436
Grade 3	1,267,423	294,396	46,114	87,346	1,695,279
Grade 4	3,886,039	1,697,194	609,659	325,346	6,518,238
Grade 5	73,989	13,929	31,744	22,830	142,492
Grade 6	154,707	28,431	17,823	11,058	212,019
Grade 7	8,341	—	—	—	8,341
Total	$5,882,994	$2,035,498	$705,340	$508,534	$9,132,366

Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—
Grade 3	5,994	24,244	—	—	30,238
Grade 4	140,944	303,228	3,698	—	447,870
Grade 5	27,053	11,607	—	—	38,660
Grade 6	7,512	29,721	413	—	37,646
Grade 7	—	—	—	—	—
Total	$181,503	$368,800	$4,111	$—	$554,414

FDIC Acquired Loans	Commercial
	C&I	CRE	Construction	Leases	Total
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—
Grade 3	—	7,040	—	—	7,040
Grade 4	27,834	45,520	—	—	73,354
Grade 5	—	—	—	—	—
Grade 6	3,440	27,328	4,631	—	35,399
Grade 7	—	—	—	—	—
Total	$31,274	$79,888	$4,631	$—	$115,793

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables show activity in the originated ALL, by portfolio segment for the three and six months ended June 30, 2016 and 2015, as well as the corresponding recorded investment in originated loans at the end of the period:

As of June 30, 2016
(In thousands)
Originated Loans	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Three Months Ended
Allowance for originated loan losses, beginning balance	$44,489	$7,244	$1,537	$1,499	$14,664	$19,528	$8,591	$5,363	$102,915
Charge-offs	(2,593)	(111)	—	—	(5,418)	(937)	(1,031)	(708)	(10,798)
Recoveries	1,335	207	2	29	3,573	499	421	45	6,111
Provision for loan losses	1,859	(1,468)	1,028	822	3,960	698	(831)	879	6,947
Allowance for originated loan losses, ending balance	$45,090	$5,872	$2,567	$2,350	$16,779	$19,788	$7,150	$5,579	$105,175
Six Months Ended
Allowance for originated loan losses, beginning balance	$44,760	$9,631	$1,594	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135
Charge-offs	(5,803)	(220)	—	—	(12,186)	(1,964)	(2,484)	(1,158)	(23,815)
Recoveries	1,867	232	4	49	7,379	1,123	778	65	11,497
Provision for loan losses	4,266	(3,771)	969	988	7,403	535	25	1,942	12,357
Allowance for originated loan losses, ending balance	$45,090	$5,872	$2,567	$2,350	$16,779	$19,788	$7,150	$5,579	$105,175

Ending allowance for originated loan losses balance attributable to loans:
Individually evaluated for impairment	$10,447	$507	$—	$—	$1,149	$169	$201	$981	$13,454
Collectively evaluated for impairment	34,643	5,365	2,567	2,350	15,630	19,619	6,949	4,598	91,721
Total ending allowance for originated loan losses balance	$45,090	$5,872	$2,567	$2,350	$16,779	$19,788	$7,150	$5,579	$105,175
Originated loans:
Originated loans individually evaluated for impairment	$62,707	$29,539	$512	$—	$42,272	$7,874	$679	$23,385	$166,968
Originated loans collectively evaluated for impairment	5,820,287	2,005,959	704,828	508,534	3,310,812	1,268,787	174,307	705,149	14,498,663
Total ending originated loan balance	$5,882,994	$2,035,498	$705,340	$508,534	$3,353,084	$1,276,661	$174,986	$728,534	$14,665,631

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Allowance for Acquired Loan Losses

The Citizens' loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for acquired nonimpaired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of June 30, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the acquired ALL. During the three and six months ended June 30, 2016, a net recapture to the provision for loan losses, of $0.2 million was recorded, compared to a provision of loan losses equal to net charge-offs of $1.6 million recorded for the three months ended June 30, 2015. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation's credit policies based on a predetermined number of days past due.

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

The following table presents activity in the allowance for acquired impaired loan losses for the three and six months ended June 30, 2016 and 2015:

Allowance for Acquired Impaired Loan Losses	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of the period	$4,423	$7,493	$3,877	$7,457
Charge-offs	(19)	—	(19)	—
Recoveries		—	—	—
Provision/(recapture) for loan losses	(148)	(2,543)	398	(2,507)
Balance at end of the period	$4,256	$4,950	$4,256	$4,950

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC acquired nonimpaired loans is estimated similar to acquired loans as described above except any increase to the ALL and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of June 30, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC acquired nonimpaired loans was recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents activity in the allowance for FDIC acquired impaired loan losses for the three and six months ended June 30, 2016 and 2015:

Allowance for FDIC acquired Impaired Loan Losses	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of the period	$44,599	$41,514	$44,679	$40,496
Net provision/(recapture) of loan losses before benefit attributable to FDIC loss share agreements	(227)	928	1,310	5,153
Net (benefit)/recapture attributable to FDIC loss share agreements	12	(1,819)	(257)	(6,046)
Net provision/(recapture) for loan losses	(215)	(891)	1,053	(893)
Increase/(decrease) in loss share receivable	(12)	1,819	257	6,046
Loans charged-off	(4,154)	(815)	(5,771)	(4,022)
Balance at end of the period	$40,218	$41,627	$40,218	$41,627

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

Interest income recognized on impaired loans was $0.4 million and $0.6 million for the three and six months ended June 30, 2016, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2015. Interest income which would have been earned in accordance with the original terms was $1.4 million and $2.6 million for the three and six months ended June 30, 2016, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2015.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

are not considered or reported as TDRs if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

The following tables provide further detail on impaired loans individually evaluated for impairment and the associated ALL. Certain impaired loans do not have a related ALL as the valuation of these impaired loans exceeded the recorded investment.

As of June 30, 2016
Originated Loans		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$19,489	$22,663	$—	$29,022
CRE	26,058	24,696	—	17,119
Construction	512	512	—	102
Leases	—	—	—	—
Consumer
Installment	2,366	2,697	—	1,636
Home equity line	695	948	—	694
Credit card	15	15	—	19
Residential mortgages	11,950	14,350	—	11,680
Subtotal	61,085	65,881	—	60,272
Impaired loans with a related allowance
Commercial
C&I	43,218	51,933	10,447	21,305
CRE	3,481	3,563	507	1,999
Construction	—	—	—	—
Leases	—	—	—	—
Consumer
Installment	39,906	40,033	1,149	35,473
Home equity line	7,179	7,180	169	6,803
Credit card	664	664	201	699
Residential mortgages	11,435	11,549	981	12,201
Subtotal	105,883	114,922	13,454	78,480
Total impaired loans	$166,968	$180,803	$13,454	$138,752

Note 1: These tables exclude loans fully charged-off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs.

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

Note 1: These tables exclude loans fully charged-off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs.

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

Note 1: These tables exclude loans fully charged-off.
Note 2: The differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables provide the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan portfolio as of June 30, 2016, December 31, 2015, and June 30, 2015.

	As of June 30, 2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	27	$36,650	$39,985
CRE	26	20,005	22,025
Construction	0	—	—
Total originated commercial	53	56,655	62,010
Consumer
Installment	1,310	42,272	42,730
Home equity lines	260	7,874	8,128
Credit card	197	679	679
Residential mortgages	303	23,385	25,899
Total originated consumer	2,070	74,210	77,436
Total originated loans	2,123	$130,865	$139,446
Acquired loans
Commercial
C&I	0	$—	$—
CRE	6	4,998	5,453
Construction	0	—	—
Total acquired commercial	6	4,998	5,453
Consumer
Installment	67	1,585	1,661
Home equity lines	173	7,520	7,583
Residential mortgages	32	2,899	3,216
Total acquired consumer	272	12,004	12,460
Total acquired loans	278	$17,002	$17,913
FDIC acquired loans
Commercial
C&I	0	$—	$—
CRE	3	13,124	11,417
Construction	1	566	672
Total FDIC acquired commercial	4	13,690	12,089
Consumer
Home equity lines	71	8,529	8,544
Residential mortgages	0	—	—
Total FDIC acquired consumer	71	8,529	8,544
Total FDIC acquired loans	75	$22,219	$20,633
Total loans
Commercial
C&I	27	$36,650	$39,985
CRE	35	38,127	38,895
Construction	1	566	672
Total commercial	63	75,343	79,552
Consumer
Installment	1,377	43,857	44,391
Home equity lines	504	23,923	24,255
Credit card	197	679	679
Residential mortgages	335	26,284	29,115
Total consumer	2,413	94,743	98,440
Total loans	2,476	$170,086	$177,992

Note 1: For originated loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Note 2: For acquired and FDIC acquired loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs and remaining purchase discount.

	As of December 31, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	26	$33,087	$33,740
CRE	24	14,671	16,648
Construction	0	—	—
Total originated commercial	50	47,758	50,388
Consumer
Installment	1,223	36,904	37,250
Home equity lines	257	7,080	7,330
Credit card	212	717	717
Residential mortgages	312	23,905	26,359
Total originated consumer	2,004	68,606	71,656
Total originated loans	2,054	$116,364	$122,044
Acquired loans
Commercial
C&I	1	7,611	7,611
CRE	3	918	1,044
Total acquired commercial	4	8,529	8,655
Consumer
Installment	51	1,117	1,211
Home equity lines	176	7,718	7,778
Residential mortgages	31	2,154	2,382
Total acquired consumer	258	10,989	11,371
Total acquired loans	262	$19,518	$20,026
FDIC acquired loans
Commercial
C&I	0	$—	$—
CRE	3	14,056	12,479
Construction	1	593	682
Total FDIC acquired commercial	4	14,649	13,161
Consumer
Home equity lines	81	10,215	10,281
Residential Mortgages	1	182	182
Total FDIC acquired consumer	82	10,397	10,463
Total FDIC acquired loans	86	$25,046	$23,624
Total loans
Commercial
C&I	27	$40,698	$41,351
CRE	30	29,645	30,171
Construction	1	593	682
Total commercial	58	70,936	72,204
Consumer
Installment	1,274	38,021	38,461
Home equity lines	514	25,013	25,389
Credit card	212	717	717
Residential mortgages	344	26,241	28,923
Total consumer	2,344	89,992	93,490
Total loans	2,402	$160,928	$165,694

Note 1: For originated loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

Note 2: For acquired and FDIC acquired loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs and remaining purchase discount.

	As of June 30, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Unpaid Principal Balance
Originated loans
Commercial
C&I	56	$29,454	$36,538
CRE	69	10,362	15,681
Construction	31	—	—
Total originated commercial	156	39,816	52,219
Consumer
Installment	1,215	31,927	32,485
Home equity lines	271	7,421	7,669
Credit card	231	787	787
Residential mortgages	316	24,697	27,439
Total originated consumer	2,033	64,832	68,380
Total originated loans	2,189	$104,648	$120,599
Acquired loans
Commercial
C&I	2	—	55
CRE	3	930	1,018
Total acquired commercial	5	930	1,073
Consumer
Installment	50	1,144	1,227
Home equity lines	174	7,138	7,205
Residential mortgages	31	2,150	2,386
Total acquired consumer	255	10,432	10,818
Total acquired loans	260	$11,362	$11,891
FDIC acquired loans
Commercial
C&I	8	$—	$1,299
CRE	24	11,704	27,933
Construction	9	525	9,542
Total FDIC acquired commercial	41	12,229	38,774
Consumer
Home equity lines	77	10,563	10,739
Residential mortgages	1	184	184
Total FDIC acquired consumer	78	10,747	10,923
Total FDIC acquired loans	119	$22,976	$49,697
Total loans
Commercial
C&I	66	$29,454	$37,892
CRE	96	22,996	44,632
Construction	40	525	9,542
Total commercial	202	52,975	92,066
Consumer
Installment	1,265	33,071	33,712
Home equity lines	522	25,122	25,613
Credit card	231	787	787
Residential mortgages	348	27,031	30,009
Total consumer	2,366	86,011	90,121
Total loans	2,568	$138,986	$182,187

Note 1: For originated loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs.
Note 2: For acquired and FDIC acquired loans, the differences between the recorded investment and unpaid principal balance amounts represent partial charge-offs and remaining purchase discount.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three and six months ended June 30, 2016 and 2015 were not materially different. Post-modification balances may include capitalization of unpaid accrued interest and fees associated with the modification as well as forgiveness of principal. Loans modified as TDRs during the three and six months ended June 30, 2016 and 2015 did not involve the forgiveness of principal; accordingly, the Corporation did not record a charge-off at the modification date. Additionally, capitalization of any unpaid accrued interest and fees assessed to loans modified in the three and six months ended June 30, 2016 and 2015 were not material to the accompanying consolidated financial statements. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation's internal watch list and have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. At June 30, 2016, December 31, 2015, and June 30, 2015, the Corporation had $0.2 million, $7.0 million, and $3.7 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

The following tables provide a summary of the delinquency status of TDRs along with the specific allowance for loan loss, by loan type, as of June 30, 2016, December 31, 2015, and June 30, 2015, including TDRs that continue to accrue interest and TDRs included in nonperforming assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2016
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$16,082	$969	$17,051	$13,068	$6,531	$19,599	$36,650	$4,917
CRE	8,851	93	8,944	111	10,950	11,061	20,005	5
Construction	—	—	—	—	—	—	—	—
Total originated commercial	24,933	1,062	25,995	13,179	17,481	30,660	56,655	4,922
Consumer
Installment	39,255	1,064	40,319	1,718	235	1,953	42,272	1,149
Home equity lines	7,017	79	7,096	778	—	778	7,874	169
Credit card	519	117	636	—	43	43	679	201
Residential mortgages	14,324	524	14,848	5,717	2,820	8,537	23,385	981
Total originated consumer	61,115	1,784	62,899	8,213	3,098	11,311	74,210	2,500
Total originated TDRs	$86,048	$2,846	$88,894	$21,392	$20,579	$41,971	$130,865	$7,422
Acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	2,720	—	2,720	2,151	127	2,278	4,998	156
Construction	—	—	—	—	—	—	—	—
Total acquired commercial	2,720	—	2,720	2,151	127	2,278	4,998	156
Consumer
Installment	1,142	223	1,365	220	—	220	1,585	86
Home equity lines	6,820	583	7,403	117	—	117	7,520	115
Residential mortgages	2,259	—	2,259	640	—	640	2,899	176
Total acquired consumer	10,221	806	11,027	977	—	977	12,004	377
Total acquired TDRs	$12,941	$806	$13,747	$3,128	$127	$3,255	$17,002	$533
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	—	—	—	13,124	13,124	13,124	2,236
Construction	—	—	—	566	—	566	566	25
Total FDIC acquired commercial	—	—	—	566	13,124	13,690	13,690	2,261
Consumer
Home equity lines	8,392	87	8,479	50	—	50	8,529	21
Residential mortgages	—	—	—	—	—	—	—	—
Total FDIC acquired consumer	8,392	87	8,479	50	—	50	8,529	21
Total FDIC acquired TDRs	$8,392	$87	$8,479	$616	$13,124	$13,740	$22,219	$2,282
Total loans
Commercial
C&I	$16,082	$969	$17,051	$13,068	$6,531	$19,599	$36,650	$4,917
CRE	11,571	93	11,664	2,262	24,201	26,463	38,127	2,397
Construction	—	—	—	566	—	566	566	25
Total commercial	27,653	1,062	28,715	15,896	30,732	46,628	75,343	7,339
Consumer
Installment	40,397	1,287	41,684	1,938	235	2,173	43,857	1,235
Home equity lines	22,229	749	22,978	945	—	945	23,923	305
Credit card	519	117	636	—	43	43	679	201
Residential mortgages	16,583	524	17,107	6,357	2,820	9,177	26,284	1,157
Total consumer	79,728	2,677	82,405	9,240	3,098	12,338	94,743	2,898
Total TDRs	$107,381	$3,739	$111,120	$25,136	$33,830	$58,966	$170,086	$10,237

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of December 31, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$22,566	$107	$22,673	$4,229	$6,185	$10,414	$33,087	$6,052
CRE	10,271	2,247	12,518	746	1,407	2,153	14,671	20
Construction	—	—	—	—	—	—	—	—
Total originated commercial	32,837	2,354	35,191	4,975	7,592	12,567	47,758	6,072
Consumer
Installment	34,902	794	35,696	1,125	83	1,208	36,904	1,009
Home equity lines	6,511	114	6,625	399	56	455	7,080	188
Credit card	575	140	715	—	2	2	717	243
Residential mortgages	12,869	2,896	15,765	4,611	3,529	8,140	23,905	944
Total originated consumer	54,857	3,944	58,801	6,135	3,670	9,805	68,606	2,384
Total originated TDRs	$87,694	$6,298	$93,992	$11,110	$11,262	$22,372	$116,364	$8,456
Acquired loans
Commercial
C&I	$7,611	$—	$7,611	$—	$—	$—	$7,611	$—
CRE	—	—	—	659	259	918	918	201
Total acquired commercial	7,611	—	7,611	659	259	918	8,529	201
Consumer
Installment	967	126	1,093	14	10	24	1,117	45
Home equity lines	6,941	655	7,596	122	—	122	7,718	70
Residential mortgages	1,096	256	1,352	802	—	802	2,154	—
Total acquired consumer	9,004	1,037	10,041	938	10	948	10,989	115
Total acquired TDRs	$16,615	$1,037	$17,652	$1,597	$269	$1,866	$19,518	$316
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	14,056	14,056	—	—	—	14,056	2,333
Construction	593	—	593	—	—	—	593	—
Total FDIC acquired commercial	593	14,056	14,649	—	—	—	14,649	2,333
Consumer
Home equity lines	10,065	70	10,135	6	74	80	10,215	23
Residential mortgages	182	—	182	—	—	—	182	—
Total FDIC acquired consumer	10,247	70	10,317	6	74	80	10,397	23
Total FDIC acquired TDRs	$10,840	$14,126	$24,966	$6	$74	$80	$25,046	$2,356
Total Loans
Commercial
C&I	$30,177	$107	$30,284	$4,229	$6,185	$10,414	$40,698	$6,052
CRE	10,271	16,303	26,574	1,405	1,666	3,071	29,645	2,554
Construction	593	—	593	—	—	—	593	—
Total commercial	41,041	16,410	57,451	5,634	7,851	13,485	70,936	8,606
Consumer
Installment	35,869	920	36,789	1,139	93	1,232	38,021	1,054
Home equity lines	23,517	839	24,356	527	130	657	25,013	281
Credit card	575	140	715	—	2	2	717	243
Residential mortgages	14,147	3,152	17,299	5,413	3,529	8,942	26,241	944
Total consumer	74,108	5,051	79,159	7,079	3,754	10,833	89,992	2,522
Total TDRs	$115,149	$21,461	$136,610	$12,713	$11,605	$24,318	$160,928	$11,128

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of June 30, 2015
	Accruing TDRs			Nonaccruing TDRs			Total	Total
(In thousands)	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Originated loans
Commercial
C&I	$17,346	$—	$17,346	$9,260	$2,848	$12,108	$29,454	$2,893
CRE	5,968	—	5,968	1,598	2,796	4,394	10,362	63
Construction	—	—	—	—	—	—	—	—
Total originated commercial	23,314	—	23,314	10,858	5,644	16,502	39,816	2,956
Consumer
Installment	29,715	603	30,318	1,390	219	1,609	31,927	1,001
Home equity lines	6,611	107	6,718	557	146	703	7,421	217
Credit card	684	100	784	—	3	3	787	250
Residential mortgages	13,925	2,105	16,030	4,957	3,710	8,667	24,697	890
Total originated consumer	50,935	2,915	53,850	6,904	4,078	10,982	64,832	2,358
Total originated TDRs	$74,249	$2,915	$77,164	$17,762	$9,722	$27,484	$104,648	$5,314
Acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	—	—	930	—	930	930	98
Total acquired commercial	—	—	—	930	—	930	930	98
Consumer
Installment	1,082	47	1,129	15	—	15	1,144	44
Home equity lines	6,387	618	7,005	133	—	133	7,138	—
Residential mortgages	1,313	—	1,313	615	222	837	2,150	—
Total acquired consumer	8,782	665	9,447	763	222	985	10,432	44
Total acquired TDRs	$8,782	$665	$9,447	$1,693	$222	$1,915	$11,362	$142
FDIC acquired loans
Commercial
C&I	$—	$—	$—	$—	$—	$—	$—	$—
CRE	—	11,704	11,704	—	—	—	11,704	2,393
Construction	525	—	525	—	—	—	525	96
Total FDIC acquired commercial	525	11,704	12,229	—	—	—	12,229	2,489
Consumer
Home equity lines	9,505	89	9,594	143	826	969	10,563	23
Residential mortgages	184	—	184	—	—	—	184	—
Total FDIC acquired consumer	9,689	89	9,778	143	826	969	10,747	23
Total FDIC acquired TDRs	$10,214	$11,793	$22,007	$143	$826	$969	$22,976	$2,512
Total loans
Commercial
C&I	$17,346	$—	$17,346	$9,260	$2,848	$12,108	$29,454	$2,893
CRE	5,968	11,704	17,672	2,528	2,796	5,324	22,996	2,554
Construction	525	—	525	—	—	—	525	96
Total commercial	23,839	11,704	35,543	11,788	5,644	17,432	52,975	5,543
Consumer
Installment	30,797	650	31,447	1,405	219	1,624	33,071	1,045
Home equity lines	22,503	814	23,317	833	972	1,805	25,122	240
Credit card	684	100	784	—	3	3	787	250
Residential mortgages	15,422	2,105	17,527	5,572	3,932	9,504	27,031	890
Total consumer	69,406	3,669	73,075	7,810	5,126	12,936	86,011	2,425
Total TDRs	$93,245	$15,373	$108,618	$19,598	$10,770	$30,368	$138,986	$7,968

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

The following tables provide the number of loans modified in a TDR within the previous 12 months that subsequently defaulted during the three months ended June 30, 2016 and June 30, 2015, as well as the amount defaulted in these restructured loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Amount Defaulted
Originated loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total originated commercial	0	$—
Consumer
Installment	2	$15
Home equity lines	0	—
Credit card	0	—
Residential mortgages	0	—
Total originated consumer	2	$15
FDIC acquired loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total FDIC acquired commercial	0	$—
Acquired loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total acquired commercial	0	$—
Consumer
Installment	0	$—
Home equity lines	0	—
Residential mortgages	0	—
Total acquired consumer	—	$—
Total loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total commercial	0	$—
Consumer
Installment	2	$15
Home equity lines	0	—
Credit card	0	—
Residential mortgages	0	—
Total consumer	2	$15
Total	2	$15

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Recorded Investment
Originated loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total originated commercial	0	$—
Consumer
Installment	1	$6
Home equity lines	0	—
Credit card	1	1
Residential mortgages	1	368
Total originated consumer	3	$375
FDIC acquired loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total FDIC acquired commercial	0	$—
Acquired loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total acquired commercial	0	$—
Consumer
Installment	1	$33
Home equity lines	0	—
Residential mortgages	0	—
Total acquired consumer	1	$33
Total loans
Commercial
C&I	0	$—
CRE	0	—
Construction	0	—
Total commercial	0	$—
Consumer
Installment	2	$39
Home equity lines	0	—
Credit card	1	1
Residential mortgages	1	368
Total consumer	4	$408
Total	4	$408

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

.5.     Goodwill and Other Intangible Assets

Goodwill

Goodwill totaled $741.7 million as of June 30, 2016, December 31, 2015, and June 30, 2015. Goodwill is not amortized but is evaluated for impairment on an annual basis at November 30 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the November 30, 2015 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, lease intangibles and trust relationship intangibles. The following tables show the gross carrying amount, accumulated amortization, and net carrying amount of these intangible assets.

	June 30, 2016
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(32,083)	$50,240
Lease intangible	238	(229)	9
Trust Relationships (2)	14,000	(8,229)	5,771
	$96,561	$(40,541)	$56,020

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(28,304)	$54,019
Lease intangible	238	(212)	26
Trust Relationships (2)	14,000	(7,417)	6,583
	$96,561	$(35,933)	$60,628

	June 30, 2015
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Core deposit intangibles (1)	$82,323	$(24,150)	$58,173
Lease intangible	238	(194)	44
Trust relationships (2)	14,000	(6,393)	7,607
	$96,561	$(30,737)	$65,824

(1) Core deposit intangibles are amortized on an accelerated basis over their estimated useful lives, which range from 10-15 years.
(2) Trust relationship intangibles are amortized on an accelerated basis on their estimated useful lives of 12 years.

Amortization expense for intangible assets was $4.6 million in the six months ended June 30, 2016, compared to $5.2 million in the six months ended June 30, 2015. Estimated amortization expense for each of the next five years is as follows: remainder of 2016 - $4.6 million; 2017 - $8.2 million; 2018 - $7.3 million; and 2019 - $6.5 million; 2020 - $5.2 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The reconciliation between basic and diluted EPS using the two-class method and treasury stock method is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Basic EPS:
Net income	$58,309	$56,584	$112,445	$113,723
Less:
Cash dividends on 5.875% non-cumulative perpetual series A, Preferred Stock	1,469	1,469	2,938	2,938
Income allocated to participating securities	496	467	955	937
Net income attributable to common shareholders	$56,344	$54,648	$108,552	$109,848
Weighted average Common Stock outstanding used in basic EPS	166,188	165,736	165,966	165,574
Basic net income per common share	$0.34	$0.33	$0.65	$0.66

Diluted EPS:
Income used in diluted earnings per common share calculation	$56,344	$54,648	$108,552	$109,848
Weighted average Common Stock outstanding used in basic EPS	166,188	165,736	165,966	165,574
Add: Common Stock equivalents
Employee stock award plans	619	541	597	515
Weighted average Common and Common Stock equivalent shares outstanding	166,807	166,277	166,563	166,089
Diluted net income per common share	$0.34	$0.33	$0.65	$0.66

Common Stock equivalents consist of employee stock award plans. These Common Stock equivalents do not enter into the calculation of diluted EPS if the impact would be anti-dilutive, that is, increase EPS or reduce a loss per share. Anti-dilutive potential Common Stock for the six months ended June 30, 2016 and 2015 totaled 0.2 million and 0.8 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Substantially all of the Corporation’s business is conducted in the United States of America. The following tables present a summary of financial results as of and for the three and six months ended June 30, 2016 and June 30, 2015:

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2016	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income/(loss)	$101,313	$203,932	$94,369	$189,096	$6,314	$12,867	$(15,918)	$(34,661)	$186,078	$371,234
Provision/ (recapture) for loan losses	1,070	6,842	5,123	9,169	(20)	(175)	218	(1,636)	6,391	14,200
Noninterest income	20,782	41,961	22,079	45,673	15,129	29,437	7,125	15,438	65,115	132,509
Noninterest expense	57,201	118,221	84,880	173,575	13,883	27,236	4,356	8,251	160,320	327,283
Net income/(loss)	41,486	78,539	17,189	33,816	4,927	9,908	(5,293)	(9,818)	58,309	112,445
AVERAGES:
Assets	$9,600,103	$9,596,152	$6,370,350	$6,301,303	$314,752	$310,159	$9,638,361	$9,639,033	$25,923,566	$25,846,647
Loans	9,721,866	9,715,827	6,173,352	6,097,054	306,028	301,586	41,656	46,706	16,242,902	16,161,173
Earning assets	10,081,198	10,077,716	6,178,619	6,103,154	306,028	301,586	6,555,458	6,523,236	23,121,303	23,005,692
Deposits	7,269,121	7,373,805	11,003,769	11,014,512	1,284,516	1,302,113	1,410,044	1,111,129	20,967,450	20,801,559
Economic capital	1,251,845	1,252,069	867,958	870,360	121,824	126,706	770,591	742,055	3,012,218	2,991,190

									FirstMerit
(In thousands)	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2015	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
OPERATIONS:
Net interest income/(loss)	$101,342	$202,830	$92,501	$184,527	$5,452	$10,932	$(14,177)	$(27,548)	$185,118	$370,741
Provision/ (recapture) for loan losses	2,285	1,759	8,447	15,981	(1)	(171)	(1,765)	(355)	8,966	17,214
Noninterest income	21,918	44,408	23,964	45,701	14,816	28,792	5,884	13,528	66,582	132,429
Noninterest expense	61,032	122,685	87,799	176,070	13,461	27,181	(618)	(3,610)	161,674	322,326
Net income/(loss)	38,963	79,816	13,142	24,815	4,425	8,264	54	828	56,584	113,723
AVERAGES:
Assets	$9,437,824	$9,445,975	$5,951,665	$5,898,835	$290,798	$296,461	$9,449,572	$9,374,463	$25,129,859	$25,015,734
Loans	9,533,843	9,520,262	5,702,015	5,636,666	281,013	286,484	60,490	59,274	15,577,361	15,502,686
Earning assets	9,828,867	9,811,770	5,707,400	5,645,469	281,013	286,484	6,535,441	6,483,544	22,352,721	22,227,267
Deposits	6,777,434	6,831,887	11,105,954	11,115,005	1,188,563	1,214,617	610,711	573,990	19,682,662	19,735,499
Economic capital	1,355,049	1,349,289	767,803	763,446	111,770	109,969	657,810	656,765	2,892,432	2,879,469

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

At June 30, 2016, December 31, 2015, and June 30, 2015, the notional values or contractual amounts and fair value of the Corporation's derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2015		June 30, 2016		December 31, 2015		June 30, 2015
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps:
Commercial loan swaps (FRAPS)	$—	$—	$—	$—	$—	$—	$50,668	$2,772	$55,689	$3,536	$75,794	$5,104
Sub debt swap	250,000	29,760	250,000	8,739	250,000	1,153	—	—	—	—	—	—
Fair value hedges	$250,000	$29,760	$250,000	$8,739	$250,000	$1,153	$50,668	$2,772	$55,689	$3,536	$75,794	$5,104

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

Derivatives Not Designated in Hedge Relationships

As of June 30, 2016, December 31, 2015, and June 30, 2015, the notional values or contractual amounts and fair value of the Corporation's derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2015		June 30, 2016		December 31, 2015		June 30, 2015
(In thousands)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$1,904,459	$87,575	$1,824,576	$48,920	$1,726,600	$46,216	$1,904,459	$87,575	$1,824,576	$48,920	$1,726,600	$46,216
Mortgage loan commitments	32,802	253	20,635	149	52,024	342	—	—	—	—	—	—
Forward sales contracts	—	—	—	—	15,200	106	8,059	61	9,659	5	—	—
Credit contracts	—	—	—	—	—	—	74,945	7	73,715	—	73,512	—
Foreign exchange	20,180	254	13,671	299	29,687	256	18,571	207	11,706	284	15,823	177
Equity swap	—	—	—	—	—	—	35,034	—	36,631	—	31,718	—
Total	$1,957,441	$88,082	$1,858,882	$49,368	$1,823,511	$46,920	$2,041,068	$87,850	$1,956,287	$49,209	$1,847,653	$46,393

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Credit contracts. The Corporation has bought and sold credit protection in the form of participations in interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business. Credit derivatives, whereby the Corporation has purchased credit protection, entitles the Corporation to receive a payment from the counterparty when the customer fails to make payment on any amounts due to the Corporation. Swap participations whereby the Corporation has purchased credit protection have maturities that range between less than two to seven years. For swap participations where the Corporation sold credit protection, the Corporation has guaranteed payment in the event that the counterparty experiences a loss on the swap due to a failure to pay by the Corporation's commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. Credit derivatives whereby the Corporation has sold credit protection have maturities ranging from less than one year to nine years. The Corporation's maximum estimated exposure to sold swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $7.1 million as of June 30, 2016. The fair values of the written swap participations were not material at June 30, 2016, December 31, 2015, and June 30, 2015.

Gains and losses recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2016 and 2015 are as follows:

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivatives (In thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Mortgage loan commitments	Loan sales and servicing income	$12	$(46)	$105	$(1,066)
Forward sales contracts	Loan sales and servicing income	20	175	(56)	378
Foreign exchange contracts	Other operating income	766	165	1,585	(712)
Equity swap	Other operating expense	—	—	—	—
Total		$798	$294	$1,634	$(1,400)

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

The fair value of investment securities posted as collateral against derivative liabilities was $55.9 million, $47.2 million, and $45.6 million as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements the Corporation has with its financial institution counterparties. These master netting agreements allow the Corporation to settle all derivative contracts held with a single financial institution counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. Collateral, usually in the form of investment securities, is posted by the counterparty in the net liability position in accordance with contract thresholds. The following tables illustrate the potential effect of the Corporation's derivative master netting arrangements, by type of financial instrument, on the Corporation's statement of financial position as of June 30, 2016, December 31, 2015, and June 30, 2015. The swap agreements the Corporation has in place with its commercial customers are not subject to enforceable master netting arrangements, and, therefore, are excluded from these tables.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of June 30, 2016
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative Assets
Interest rate swaps - designated	$29,760	$—	$29,760	$—	$—	$29,760
Interest rate swaps - non-designated	3	$—	3	(3)	—	—
Foreign exchange	76	—	76	(76)	—	—
Total derivative assets	$29,839	$—	$29,839	$(79)	$—	$29,760

Derivative liabilities
Interest rate swaps - designated	$2,772	$—	$2,772	$—	$(2,772)	$—
Interest rate swaps - non-designated	87,572	—	87,572	(3)	(87,569)	—
Foreign exchange	131	—	131	(76)	(55)	—
Total derivative liabilities	$90,475	$—	$90,475	$(79)	$(90,396)	$—

	As of December 31, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	$8,739	$—	$8,739	$—	$—	$8,739
Interest rate swaps - non-designated	155	—	155	(155)	—	—
Foreign exchange	270	—	270	(32)	(238)	—
Total derivative assets	$9,164	$—	$9,164	$(187)	$(238)	$8,739

Derivative liabilities
Interest rate swaps - designated	$3,536	$—	$3,536	$—	$(3,536)	$—
Interest rate swaps - non-designated	48,765	—	48,765	(155)	(48,610)	—
Foreign exchange	32	—	32	(32)	—	—
Total derivative liabilities	$52,333	$—	$52,333	$(187)	$(52,146)	$—

	As of June 30, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheet	Net amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet		Net amount
(In thousands)				Financial instruments (1)	Collateral (2)
Derivative assets
Interest rate swaps - designated	1,153	—	1,153	—	—	1,153
Interest rate swaps - non-designated	$414	$—	$414	$(414)	$—	$—
Foreign exchange	164	—	164	(49)	(115)	—
Total derivative assets	$1,731	$—	$1,731	$(463)	$(115)	$1,153

Derivative liabilities
Interest rate swaps - designated	$5,104	$—	$5,104	$—	$(5,104)	$—
Interest rate swaps - non-designated	45,802	—	45,802	(414)	(45,388)	—
Foreign exchange	49	—	49	(49)	—	—
Total derivative liabilities	$50,955	$—	$50,955	$(463)	$(50,492)	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

9.     Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$198	$207	$396	$415
Interest cost	3,649	3,517	7,298	7,035
Expected return on assets	(3,788)	(3,902)	(7,576)	(7,804)
Amortization of unrecognized prior service costs	75	570	150	1,140
Amortization of actuarial losses/(gains)	830	1,057	1,660	2,113
Net periodic pension cost	$964	$1,449	$1,928	$2,899

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$26	$41	$52	$83
Interest cost	64	144	127	288
Amortization of unrecognized prior service costs	(636)	(160)	(1,271)	(319)
Amortization of actuarial losses/(gains)	245	81	490	163
Net periodic postretirement cost	$(301)	$106	$(602)	$215

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following tables present the balance of assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2016, December 31, 2015, and June 30, 2015:

		Fair Value by Hierarchy
(In thousands)	June 30, 2016	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,788	$2,788	$—	$—
U.S. treasury notes & bonds	4,997	—	4,997	—
U.S. government agency debentures	2,528	—	2,528	—
U.S. States and political subdivisions	151,547	—	151,547	—
Residential mortgage-backed securities:
U.S. government agencies	860,247	—	860,247	—
Commercial mortgage-backed securities:
U.S. government agencies	202,048	—	202,048	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	2,353,018	—	2,353,018	—
Non-agency	3	—	—	3
Commercial collateralized mortgage-backed securities:
U.S. government agencies	398,611	—	398,611	—
Corporate debt securities	51,107	—	—	51,107
Asset-backed securities:
Collateralized loan obligations	291,794	—	—	291,794
Total available for sale securities	4,318,688	2,788	3,972,996	342,904
Residential loans held for sale	3,962	—	3,962	—
Derivative assets:
Interest rate swaps - fair value hedges	29,760	—	29,760	—
Interest rate swaps - nondesignated	87,575	—	87,575	—
Mortgage loan commitments	253	—	253	—
Foreign exchange	254	—	254	—
Total derivative assets	117,842	—	117,842	—
Total fair value of assets (1)	$4,440,492	$2,788	$4,094,800	$342,904
Derivative liabilities:
Interest rate swaps - fair value hedges	$2,772	$—	$2,772	$—
Interest rate swaps - nondesignated	87,575	—	87,575	—
Forward sales contracts	61	—	61	—
Credit contracts	7	—	7	—
Foreign exchange	207	—	207	—
Total derivative liabilities	90,622	—	90,622	—
True-up liability	16,170	—	—	16,170
Total fair value of liabilities (1)	$106,792	$—	$90,622	$16,170
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$15,954	$—	$—	$15,954
Impaired loans (3)	104,208	—	—	104,208
Other property (4)	10,027	—	—	10,027
Other real estate covered by loss share (5)	4	—	—	4
Total nonrecurring fair value	$130,193	$—	$—	$130,193

(1) There were no transfers between levels 1, 2 or 3 of the fair value hierarchy during the three months ended June 30, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(2) MSRs with a recorded investment of $17.3 million were reduced by a specific valuation allowance totaling $1.5 million to a reported carrying value of $15.8 million resulting in recognition of $0.7 million in expense included in loan sales and servicing income in the three months ended June 30, 2016.
(3) At June 30, 2016, collateral dependent impaired loans with a recorded investment of $116.1 million were reduced by specific valuation allowance allocations totaling $11.9 million to a reported net carrying value of $104.2 million.
(4) Amounts do not include assets held at cost at June 30, 2016. During the three months ended June 30, 2016, the re-measurement of foreclosed assets at fair value subsequent to initial recognition resulted in losses of $0.7 million included in noninterest expense.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

		Fair Value by Hierarchy
(In thousands)	June 30, 2015	Level 1	Level 2	Level 3
Recurring fair value measurement
Available-for-sale securities:
Marketable equity securities	$2,824	$2,824	$—	$—
U.S. treasury notes & bonds	5,005	—	5,005	—
U.S. government agency debentures	2,510	—	2,510	—
U.S. States and political subdivisions	207,617	—	207,617	—
Residential mortgage-backed securities:
U.S. government agencies	960,852	—	960,852	—
Commercial mortgage-backed securities:
U.S. government agencies	170,338	—	170,338	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,949,389	—	1,949,389	—
Non-agency	5	—	—	5
Commercial collateralized mortgage-backed securities:
U.S. government agencies	228,438	—	228,438	—
Corporate debt securities	53,450	—	—	53,450
Asset-backed securities:
Collateralized loan obligations	258,081	—	—	258,081
Total available-for-sale securities	3,838,509	2,824	3,524,149	311,536
Residential loans held for sale	5,432	—	5,432	—
Derivative assets:
Interest rate swaps - fair value hedges	1,153	—	1,153	—
Interest rate swaps - nondesignated	46,216	—	46,216	—
Mortgage loan commitments	342	—	342	—
Forward sale contracts	106	—	106	—
Foreign exchange	256	—	256	—
Total derivative assets	48,073	—	48,073	—
Total fair value of assets (1)	$3,892,014	$2,824	$3,577,654	$311,536
Derivative liabilities:
Interest rate swaps - fair value hedges	$5,104	$—	$5,104	$—
Interest rate swaps - nondesignated	46,216	—	46,216	—
Foreign exchange	177	—	177	—
Total derivative liabilities	51,497	—	51,497	—
True-up liability	13,408	—	—	13,408
Total fair value of liabilities (1)	$64,905	$—	$51,497	$13,408
Nonrecurring fair value measurement
Mortgage servicing rights (2)	$20,809	$—	$—	$20,809
Impaired loans (3)	72,580	—	—	72,580
Other property (4)	33,078	—	—	33,078
Other real estate covered by loss share (5)	4	—	—	4
Total nonrecurring fair value	$126,471	$—	$—	$126,471

(1) There were no transfers between levels 1, 2 and 3 of the fair value hierarchy during the three months ended June 30, 2015.
(2) MSRs with a recorded investment of $20.6 million were reduced by a specific valuation allowance totaling $0.5 million to a reported carrying value of $20.1 million resulting in recovery of a previously recognized expense of $0.6 million in the three months ended June 30, 2015.
(3) At June 30, 2015, collateral dependent impaired loans with a recorded investment of $82.7 million were reduced by specific valuation allowance allocations totaling $10.2 million to a reported net carrying value of $72.6 million.
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

The following section describes the valuation methodologies used by the Corporation to measure financial assets and liabilities at fair value. During the three months ended June 30, 2016 and 2015, there were no significant changes to the valuation techniques used by the Corporation to measure fair value.

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

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes. As of June 30, 2016, 8% of the available-for-sale portfolio is Level 3, which consists of single issuer trust preferred securities and CLOs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

Impaired loans. Certain impaired collateral dependent loans are reported at fair value less costs to sell the collateral. Collateral values are estimated using Level 3 inputs, consisting of third-party appraisals or price opinions and internal adjustments necessary in the judgment of Management to reflect current market conditions and current operating results for the specific collateral. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. When impaired collateral dependent loans are individually re-measured and reported at fair value of the collateral, less costs to sell, a direct loan charge-off to the ALL and/or a specific valuation allowance allocation is recorded.

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Bank's Board are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the three months ended June 30, 2016.

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

An expected value methodology is used as a starting point for determining the fair value of the true-up liability based on the contractual terms prescribed in the loss share agreements. The resulting values under both calculations are discounted over 10 years (the period defined in the loss share agreements) to reflect the uncertainty in the timing and payment of the true-up liability by the Bank to arrive at a net present value. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

discount rate used to value the true-up liability was 3.08% and 3.58% as of June 30, 2016 and 2015, respectively. Increasing or decreasing the discount rate by one percentage point would change the liability by approximately $0.6 million and $0.6 million, respectively, as of June 30, 2016.

In accordance with the loss share agreements governing the Midwest acquisition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $21 million); plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the Midwest acquisition was $10.5 million, $9.3 million, and $8.4 million as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

In accordance with the loss share agreements governing the George Washington acquisition, on April 14, 2020 (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold (approximately $34.4 million) less (2) the sum of (A) 25% of the asset discount (approximately $12 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). The fair value of the true-up liability associated with the George Washington acquisition was $5.7 million, $5.5 million, and $5.0 million as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(In thousands)	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability	Available-for-sale securities	True-up liability
Balance at beginning of period	$334,157	$15,115	$346,685	$13,707	$341,644	$14,750	$339,187	$13,294
(Gains) losses included in earnings (1)	—	1,055	—	(299)	—	1,420	—	114
Unrealized gains (losses) (2)	8,926	—	4,561	—	1,370	—	11,697	—
Purchases	—	—	41,509	—	—	—	41,509	—
Sales	—	—	(71,832)	—	—	—	(71,832)	—
Settlements	(179)	—	(9,387)	—	(110)	—	(9,025)	—
Balance at ending of period	$342,904	$16,170	$311,536	$13,408	$342,904	$16,170	$311,536	$13,408

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

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of June 30, 2016, December 31, 2015, and June 30, 2015. The aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Aggregate fair value carrying amount	$3,962	$5,472	$5,432
Aggregate unpaid principal / contractual balance	3,836	5,320	5,285
Carrying amount over aggregate unpaid principal (1)	$126	$152	$147

(1) These changes are included in "Loan sales and servicing income" in the Consolidated Statements of Income.

Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Corporation’s financial instruments that are carried at either fair value or cost as of June 30, 2016, December 31, 2015, and June 30, 2015 are shown in the tables below.

	June 30, 2016
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$524,287	$524,287	$524,287	$—	$—
Available-for-sale securities	4,318,688	4,318,688	2,788	3,972,996	342,904
Held-to-maturity securities	2,514,161	2,545,740	—	2,545,740	—
Other securities	148,367	148,367	—	148,367	—
Loans held for sale	3,962	3,962	—	3,962	—
Net originated loans	14,560,456	14,349,013	—	—	14,349,013
Net acquired loans	1,484,380	1,532,344	—	—	1,532,344
Net FDIC acquired loans and loss share receivable	149,121	149,121	—	—	149,121
Accrued interest receivable	65,666	65,666	—	65,666	—
Derivatives	117,842	117,842	—	117,842	—
Financial liabilities:
Deposits	$20,952,643	$20,960,182	$—	$20,960,182	—
Federal funds purchased and securities sold under agreements to repurchase	686,890	686,890	—	686,890	—
Wholesale borrowings	468,447	473,187	—	473,187	—
Long-term debt	526,389	522,151	—	522,151	—
Accrued interest payable	10,632	10,632	—	10,632	—
Derivatives	90,622	90,622	—	90,622	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$463,817	$463,817	$463,817	$—	$—
Available-for-sale securities	3,967,735	3,967,735	2,821	3,623,270	341,644
Held-to-maturity securities	2,674,093	2,659,119	—	2,659,119	—
Other securities	148,172	148,172	—	148,172	—
Loans held for sale	5,472	5,472	—	5,472	—
Net originated loans	14,013,370	13,795,058	—	—	13,795,058
Net acquired loans	1,739,194	1,796,314	—	—	1,796,314
Net FDIC acquired loans and loss share receivable	170,690	170,690	—	—	170,690
Accrued interest receivable	67,887	67,887	—	67,887	—
Derivatives	58,107	58,107	—	58,107	—
Financial liabilities:
Deposits	$20,108,003	$20,116,298	$—	$20,116,298	$—
Federal funds purchased and securities sold under agreements to repurchase	1,037,075	1,037,075	—	1,037,075	—
Wholesale borrowings	580,648	582,120	—	582,120	—
Long-term debt	505,173	503,675	—	503,675	—
Accrued interest payable	10,758	10,758	—	10,758	—
Derivatives	52,745	52,745	—	52,745	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	June 30, 2015
	Carrying Amount	Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$587,589	$587,589	$587,589	$—	$—
Available-for-sale securities	3,838,509	3,838,509	2,824	3,524,149	311,536
Held-to-maturity securities	2,787,513	2,760,120	—	2,760,120	—
Other securities	147,967	147,967	—	147,967	—
Loans held for sale	5,432	5,432	—	5,432	—
Net originated loans	13,254,230	13,077,485	—	—	13,077,485
Net acquired loans	2,090,734	2,167,304	—	—	2,167,304
Net FDIC acquired loans and loss share receivable	211,887	211,887	—	—	211,887
Accrued interest receivable	66,501	66,501	—	66,501	—
Derivatives	48,073	48,073	—	48,073	—
Financial liabilities:
Deposits	$19,673,850	$19,681,270	$—	$19,681,270	$—
Federal funds purchased and securities sold under agreements to repurchase	1,519,250	1,519,250	—	1,519,250	—
Wholesale borrowings	366,074	369,337	—	369,337	—
Long-term debt	497,393	509,900	—	509,900	—
Accrued interest payable	9,910	9,910	—	9,910	—
Derivatives	51,497	51,497	—	51,497	—

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

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

11.     Mortgage Servicing Rights and Mortgage Servicing Activity

In the six months ended June 30, 2016 and 2015, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $15.6 million and $59.7 million, respectively, and recognized pretax gains of $0.4 million and $0.8 million, respectively, which are included as a component of loan sales and servicing income. As of June 30, 2016 and 2015, the Corporation retained the related MSRs, for which it receives servicing fees, on $6.9 million and $51.1 million, respectively, of the loans sold.

The Corporation serviced for third parties approximately $2.2 billion of residential mortgage loans at June 30, 2016 and $2.5 billion at June 30, 2015. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.4 million and $1.6 million, respectively, for the six months ended June 30, 2016 and 2015.

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

Changes in the carrying amount of MSRs and MSRs valuation allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Carrying amount of MSRs
Beginning balance	$18,127	$21,490	$18,938	$22,011
Additions	32	63	60	533
Amortization	(849)	(918)	(1,688)	(1,909)
Ending balance	17,310	20,635	17,310	20,635

Valuation Allowance:
Beginning balance	(868)	(1,131)	(399)	(955)
Recoveries/(Additions)	(681)	641	(1,150)	465
Ending balance	(1,549)	(490)	(1,549)	(490)
MSRs, net carrying balance	$15,761	$20,145	$15,761	$20,145

Fair value at end of period	$15,954	$20,809	$15,954	$20,809

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No permanent impairment losses were written off against the allowance during the three and six months ended June 30, 2016 and 2015.

Key economic assumptions and the sensitivity of the current fair value of the MSRs related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2016 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Dollars in thousands)

Prepayment speed assumption (annual CPR)	13.41%
Decrease in fair value from 10% adverse change	$964
Decrease in fair value from 25% adverse change	$1,242
Discount rate assumption	9.39%
Decrease in fair value from 100 basis point adverse change	$463
Decrease in fair value from 200 basis point adverse change	$898
Expected weighted-average life (in months)	85

12.     Commitments and Guarantees

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 10 (Fair Value Measurement). Commitments generally are extended at the then-prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The reserve for unfunded lending commitments at June 30, 2016, December 31, 2015, and June 30, 2015, included in “accrued expenses and other liabilities” on the Consolidated Balance Sheets, was $4.1 million, $4.1 million, and $3.9 million, respectively.

The Corporation's credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

Unused commitments to extend credit
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial	$3,505,383	$3,992,089	$3,746,824
Consumer	2,508,315	2,393,058	2,397,353
Total unused commitments to extend credit	$6,013,698	$6,385,147	$6,144,177

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

Financial guarantees
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Standby letters of credit	$220,913	$254,703	$255,418
Loans sold with recourse	11,543	12,902	28,891
Total financial guarantees	$232,456	$267,605	$284,309

Standby Letters of Credit. Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The Corporation has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Collateral held varies, but may include marketable securities, equipment, inventory, and real estate. Except for short-term guarantees of $106.8 million at June 30, 2016, the remaining guarantees extend in varying amounts through 2024.

Loans Sold with Recourse. The Corporation regularly sells service retained residential mortgage loans to GSEs as part of its mortgage banking activities. The Corporation provides customary representation and warranties to the GSEs in conjunction with these sales. These representations and warranties generally require the Corporation to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Corporation is unable to cure or refute a repurchase request, the Corporation is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. The Corporation also sells service released residential mortgage loans to other investors which contain early payment default recourse provisions. As of June 30, 2016, December 31, 2015, and June 30, 2015, the Corporation had sold $9.1 million, $10.1 million, and $22.2 million, respectively, of outstanding residential mortgage loans to GSEs and other investors with recourse provisions. The Corporation had reserved $2.6 million, $2.7 million, and $6.7 million as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively, for estimated losses from representation and warranty obligations and early payment default recourse provisions.

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

Changes in the repurchase reserves for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,625	$6,650	$2,725	$7,250
Net increase/(decrease) to reserve	—	363	(53)	(39)
Net realized (losses)/gains	—	(363)	(47)	(561)
Balance at end of period	$2,625	$6,650	$2,625	$6,650

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

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Pleas against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees. In December 2012, the trial court issued an order certifying a proposed class and the Bank and Corporation appealed the order to the Eleventh District Court of Appeals. In September 2013, the Eleventh District Court of Appeals affirmed in part and reversed in part the trial court's class certification order, and remanded the case back to the trial court for further consideration, in particular with respect to the class definition. On October 9, 2013, the Bank and Corporation filed with the Eleventh District Court of Appeals an application for reconsideration and application for consideration en banc. On November 20, 2013, the Eleventh District denied those applications. On December 4, 2013, the Bank and Corporation filed a notice of appeal with the Ohio Supreme Court, and on January 3, 2014, they filed with the Ohio Supreme Court a memorandum in support of the Court's exercising its jurisdiction and accepting the appeal. The plaintiffs filed an opposition, and, on April 24, 2014, the Ohio Supreme Court declined to accept jurisdiction. On August 6, 2014, the Bank and Corporation filed a motion asking the trial court to stay the lawsuit pending arbitration of claims subject to an arbitration agreement. That motion has been fully briefed and is awaiting a decision by the court. On August 25, 2014, the parties stipulated to a revised class definition (without affecting the pending motion to stay). An order approving the stipulated revised class was entered on June 3, 2016.

CRBC 401(k) Litigation

Participants in the Citizens Republic Bancorp 401(k) Plan filed a lawsuit in the United States Court for the Eastern District of Michigan in 2011, alleging that Citizens and certain of its officers and directors violated the Employee Retirement Income Security Act by offering Citizens common stock as an investment alternative in the Plan during periods when it was imprudent to do so and by failing to adequately monitor fiduciaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

responsible for administering the Plan. The lawsuit, captioned Kidd v. Citizens Republic Bancorp, Inc. et al., Case No. 2:11-cv-11709, asserts claims for monetary and injunctive relief on behalf of a purported class of participants and beneficiaries in the Plan who held Citizens stock in their Plan accounts during the period from April 17, 2008 to "the present." The plaintiffs filed a third amended complaint in November 2015, and the defendants have filed a motion that the complaint be dismissed. Defendant’s Motion to Dismiss was granted by Court on May 29, 2016. Plaintiffs have filed a Notice of Appeal and the appellate court has scheduled a mediation conference for August 15, 2016.

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

The other three lawsuits were filed in the United States District Court for the Northern District of Ohio:  Wojno v. FirstMerit Corp., Case No. 5:16-cv-461, was filed on February 26, 2016; Wilkinson v. FirstMerit Corp., Case No. 5:16-cv-723, was filed on March 23, 2016; and Hafner v. Greig, Case No 5:16-cv-762, was filed on March 28, 2016 (the “Federal Court Lawsuits”).  On April 8, 2016, the parties to the Federal Court Lawsuits filed a stipulation that, among other things, would consolidate the actions and designate a consolidated complaint.  The Motion to Consolidate was granted on May 9, 2016. The stipulation remains pending.  Each complaint in the Federal Court Lawsuits makes similar allegations to the State Court Lawsuits consolidated complaint, and also alleges that the directors violated Sections 14(a) and 20(a) of the Securities Exchange of 1934 and Rule 14a-9 promulgated thereunder by approving the Registration Statement.  The Hafner complaint also alleges that Huntington violated Section 20(a) of the Securities Exchange Act in connection with the Registration Statement.  Each complaint in the Federal Court Lawsuits seeks similar relief to the State Court Lawsuits consolidated complaint.
On April 13, 2016, the defendants in the State Court Lawsuits filed a motion to stay the State Court Lawsuits pending the resolution of the parallel Federal Court Lawsuits.  The judge in the State Court Lawsuits granted defendant’s motion to stay on May 20, 2016. All further action in the State Court cases is stayed pending resolution of the consolidated Federal Court action.
On or about June 8, 2016 the parties to the Federal Court litigation filed with the court a Memorandum of Understanding notifying it that the parties have agreed to a preliminary settlement in full of the pending litigation. The agreement, in substance, requires defendants to make additional disclosures to SEC filings prior to shareholder votes scheduled for June 13, 2016. In good faith defendants made such agreed upon disclosures prior to the vote. The parties also agreed to conduct confirmatory discovery as part of the overall settlement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

agreement. The parties are currently finalizing the scope of the discovery and setting dates for limited document production and depositions. The Federal Court has stayed all further action in the case pending submission of a final proposed settlement agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$14,447	$1,682	$12,765	$(32,786)	$(15,840)	$(16,946)
Changes in unrealized securities' holding gains/(losses)	31,489	11,431	20,058	79,868	28,994	50,874
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(221)	(79)	(142)	(1,072)	(14)	(1,058)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(2,164)	(786)	(1,378)	(2,459)	(892)	(1,567)
Balance at the end of the period	43,551	12,248	31,303	43,551	12,248	31,303
Pension plans and other postretirement benefits:
Balance at the beginning of the period	(93,852)	(32,746)	(61,106)	(95,760)	(33,432)	(62,328)
Amortization of actuarial losses/(gains)	1,076	390	686	3,244	1,163	2,081
Amortization of prior service cost reclassified to other noninterest expense	(560)	(204)	(356)	(820)	(291)	(529)
Balance at the end of the period	(93,336)	(32,560)	(60,776)	(93,336)	(32,560)	(60,776)
Total Accumulated Other Comprehensive Income	$(49,785)	$(20,312)	$(29,473)	$(49,785)	$(20,312)	$(29,473)

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
(In thousands)	Pretax	Tax	After tax	Pretax	Tax	After tax
Unrealized and realized securities gains and losses:
Balance at the beginning of the period	$24,728	$8,656	$16,072	$(8,531)	$(2,985)	$(5,546)
Changes in unrealized securities' holding gains/(losses)	(28,642)	(10,024)	(18,618)	5,475	1,916	3,559
Changes in unrealized securities' holding gains/(losses) that result from securities being transferred from available-for-sale into held-to-maturity	(575)	(203)	(372)	(1,079)	(378)	(701)
Net losses/(gains) realized on sale of securities reclassified to noninterest income	(567)	(198)	(369)	(921)	(322)	(599)
Balance at the end of the period	(5,056)	(1,769)	(3,287)	(5,056)	(1,769)	(3,287)
Pension plans and other postretirement benefits:
Balance at the beginning of the period	(100,520)	(35,181)	(65,339)	(102,068)	(35,722)	(66,346)
Amortization of actuarial losses/(gains)	1,138	399	739	2,276	797	1,479
Amortization of prior service cost reclassified to other noninterest expense	410	144	266	820	287	533
Balance at the end of the period	(98,972)	(34,638)	(64,334)	(98,972)	(34,638)	(64,334)
Total Accumulated Other Comprehensive Income	$(104,028)	$(36,407)	$(67,621)	$(104,028)	$(36,407)	$(67,621)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
FIRSTMERIT CORPORATION AND SUBSIDIARIES

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended	Six Months Ended	Income statement line item presentation
(In thousands)	June 30, 2016	June 30, 2016
Realized (gains)/losses on sale of securities	$(2,164)	$(2,459)	Investment securities losses (gains), net
Tax expense (benefit) (36.3%)	(786)	(892)	Income tax expense (benefit)
Reclassified amount, net of tax	$(1,378)	$(1,567)

	Three Months Ended	Six Months Ended	Income statement line item presentation
(In thousands)	June 30, 2015	June 30, 2015
Realized (gains)/losses on sale of securities	$(567)	$(921)	Investment securities losses (gains), net
Tax expense (benefit) (35%)	(198)	(322)	Income tax expense (benefit)
Reclassified amount, net of tax	$(369)	$(599)

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

On July 8, 2016, the Corporation consummated the sale of four branches, located in Wisconsin, for a gain of approximately $1.2 million.

As previously disclosed, on July 13, 2016, Huntington and FirstMerit have reached an agreement with the U.S. Department of Justice to divest 13 FirstMerit branches and associated assets, deposits and employees located in Ohio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Figure 1. Consolidated Financial Highlights

Consolidated Financial Highlights
(Unaudited)	Three Months Ended					Six Months Ended
(Dollars in thousands, except per share amounts)	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
	2016	2016	2015	2015	2015	2016	2015
EARNINGS
Net interest income TE (1)	$189,897	$189,115	$188,979	$189,119	$189,018	$379,012	$378,572
TE adjustment (1)	3,819	3,959	3,748	3,796	3,900	7,778	7,831
Provision for originated loan losses	6,947	5,410	12,487	10,402	10,809	12,357	16,845
Provision/(recapture) for acquired loan losses	(341)	1,131	1,503	144	(952)	790	1,262
Provision/(recapture) for FDIC acquired loan losses	(215)	1,268	(379)	3,729	(891)	1,053	(893)
Noninterest income	65,115	67,394	65,143	71,426	66,582	132,509	132,429
Noninterest expense	160,320	166,963	155,622	160,742	161,674	327,283	322,326
Net income	58,309	54,136	56,749	59,012	56,584	112,445	113,723
Diluted EPS (3)	0.34	0.31	0.33	0.34	0.33	0.65	0.66
PERFORMANCE RATIOS
Return on average assets (ROA)	0.90%	0.84%	0.89%	0.93%	0.90%	0.87%	0.92%
Return on average equity (ROE)	7.79%	7.33%	7.65%	8.05%	7.85%	7.56%	7.96%
Return on average tangible common equity (1)	11.10%	10.52%	11.04%	11.69%	11.44%	10.81%	11.65%
Net interest margin TE (1)	3.30%	3.32%	3.30%	3.33%	3.39%	3.31%	3.43%
Efficiency ratio (1)	62.49%	64.27%	60.22%	60.71%	62.37%	63.39%	62.17%
Number of full-time equivalent employees	3,844	3,949	3,926	3,961	4,017	3,844	4,017
MARKET DATA
Book value per common share	$18.34	$18.09	$17.74	$17.72	$17.42	$18.34	$17.42
Tangible book value per common share (1)	12.94	12.66	12.29	12.26	11.95	12.94	11.95
Period end common share market value	20.27	21.05	18.65	17.67	20.83	20.27	20.83
Market as a % of book	111%	116%	105%	100%	120%	111%	120%
Cash dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.16	$0.34	$0.32
Common Stock dividend payout ratio	50.00%	54.84%	51.52%	50.00%	48.48%	52.31%	48.48%
Average basic common shares	166,188	165,745	165,762	165,762	165,736	165,966	165,574
Average diluted common shares	166,807	166,239	166,222	166,058	166,277	166,563	166,089
Period end common shares	166,169	165,720	165,758	165,759	165,773	166,169	165,773
Common shares repurchased	167	55	15	20	211	222	277,000
Common Stock market capitalization	$3,368,246	$3,488,406	$3,091,387	$2,928,962	$3,453,052	$3,368,246	$3,453,052
ASSET QUALITY (excluding acquired and FDIC acquired loans, covered OREO) (2)
Gross charge-offs	$10,798	$13,014	$15,514	$13,398	$11,298	$23,814	$19,865
Net charge-offs	4,687	7,630	11,407	8,029	6,672	12,317	10,859
Allowance for originated loan losses	105,175	102,915	105,135	104,055	101,682	105,175	101,682
Reserve for unfunded lending commitments	4,112	4,944	4,068	3,574	3,905	4,112	3,905
Nonperforming assets (NPAs)	115,653	112,293	94,498	107,058	117,311	115,653	117,311
Net charge-offs to average loans ratio	0.13%	0.22%	0.33%	0.24%	0.20%	0.17%	0.17%
Allowance for originated loan losses to period-end loans	0.72%	0.72%	0.74%	0.76%	0.76%	0.72%	0.76%
Allowance for credit losses to period-end loans	0.75%	0.75%	0.77%	0.79%	0.79%	0.75%	0.79%
NPAs to loans and other real estate	0.79%	0.78%	0.67%	0.78%	0.87%	0.79%	0.87%
Allowance for originated loan losses to nonperforming loans	124.77%	139.64%	238.37%	221.22%	184.40%	124.77%	184.40%
Allowance for credit losses to nonperforming loans	129.65%	146.35%	247.60%	228.82%	191.48%	129.65%	191.48%
CAPITAL & LIQUIDITY
Period end common equity to assets	11.27%	11.12%	11.13%	11.24%	11.02%	11.27%	11.02%
Period end tangible common equity to assets (1)	8.48%	8.30%	8.24%	8.31%	8.09%	8.48%	8.09%
Average equity to assets	11.62%	11.53%	11.60%	11.54%	11.51%	11.57%	11.51%
Average equity to total loans	18.56%	18.48%	18.50%	18.48%	18.59%	18.52%	18.60%
Average total loans to deposits	77.42%	77.87%	79.54%	78.91%	79.06%	77.65%	78.46%
AVERAGE BALANCES
Assets	$25,923,566	$25,770,857	$25,370,946	$25,217,856	$25,129,859	$25,846,647	$25,015,734
Deposits	20,967,450	20,635,665	20,002,793	19,957,586	19,682,662	20,801,559	19,735,499
Originated loans	14,489,924	14,187,793	13,863,910	13,528,268	13,092,972	14,338,858	12,892,495
Acquired loans, including FDIC acquired loans, less loss share receivable	1,743,799	1,881,965	2,047,167	2,219,488	2,468,035	1,812,881	2,592,270
Earning assets	23,121,303	22,890,082	22,747,631	22,548,977	22,352,721	23,005,692	22,227,267
Shareholders' equity	3,012,218	2,970,167	2,943,268	2,909,660	2,892,432	2,991,190	2,879,469
ENDING BALANCES
Assets	$26,150,587	$26,062,649	$25,524,604	$25,246,917	$25,297,014	$26,150,587	$25,297,014
Deposits	20,952,643	21,101,366	20,108,003	19,821,916	19,673,850	20,952,643	19,673,850
Originated loans	14,665,631	14,389,513	14,118,505	13,648,325	13,355,912	14,665,631	13,355,912
Acquired loans, including FDIC acquired loans,less loss share receivable	1,669,420	1,826,501	1,948,493	2,140,029	2,337,378	1,669,420	2,337,378
Goodwill	741,740	741,740	741,740	741,740	741,740	741,740	741,740
Intangible assets	56,020	58,324	60,628	63,226	65,824	56,020	65,824
Earning assets	23,432,253	23,525,620	22,955,435	22,661,171	22,599,272	23,432,253	22,599,272
Total shareholders' equity	3,047,159	2,997,957	2,940,095	2,937,300	2,887,957	3,047,159	2,887,957
(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.
(2) Due to the impact of business combination accounting and protection of FDIC loss share agreements, which provide considerable protection against credit risk, acquired loans, FDIC acquired loans and covered OREO are excluded from this table to provide for improved comparability to prior periods and better perspective into asset quality trends. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of June 30, 2016, $65.0 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.
(3) Net income used to determine diluted EPS was reduced by the cash dividends payable on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A of approximately $1.5 million in each of the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015.

HIGHLIGHTS OF SECOND QUARTER OF 2016 PERFORMANCE

As previously reported, the Corporation announced a merger with Huntington Bancshares Incorporated. The details of the merger are contained within a Form 8-K filed by the Corporation on January 28, 2016.

The Corporation reported second quarter 2016 net income of $58.3 million, or $0.34 per diluted share. Excluding merger-related charges and nonmerger-related real estate write-downs primarily due to branch consolidations of $6.6 million, or $4.3 million after tax, EPS was $0.361 per diluted share.

Figure 2. Earnings Summary

				Change 2Q 2016 vs.
	2016	2016	2015	2016	2015
(Dollars in thousands, except per share amounts)	2nd qtr	1st qtr	2nd qtr	1st qtr	2nd qtr
Net interest income TE(1)	$189,897	$189,115	$189,018	0.41%	0.47%
Diluted earnings per common share	0.34	0.31	0.33	9.68	3.03

Net interest margin on TE basis(1)	3.30%	3.32%	3.39%
Return on average assets	0.90	0.84	0.90
Return on average common equity	7.79	7.33	7.85
Return on average tangible common equity(1)	11.10	10.52	11.44

(1) Represents a non-GAAP financial measure. Refer to the Non-GAAP Financial Measures section for a reconciliation to GAAP financial measures.

Net Interest Margin

The net interest margin on a TE basis decreased two basis points compared with the first quarter of 2016, due to the amortization of higher yielding covered and acquired loans offset by higher balances and higher yields on originated loans. During the second quarter 2016, the yield on originated loans increased three basis points compared with the first quarter of 2016.  At June 30, 2016, 81% of the Corporation's commercial loan portfolio is variable or floating rate and will support continued margin expansion in a rising rate environment. Yields in acquired and FDIC acquired loans decreased compared with the first quarter of 2016, while yields on interest-bearing liabilities remained consistent with the first quarter of 2016.

Loans

Average originated loans were $14.5 billion during the second quarter 2016, an increase of $302.1 million, or 2.13%, compared with the first quarter 2016, and an increase of $1.4 billion, or 10.67%, compared with the second quarter 2015. Originated loans grew in both the commercial and consumer portfolios across the footprint, predominantly in Michigan and Chicago as we continue to penetrate those markets. Average originated commercial loans increased $65.6 million, or 0.73%, compared with the prior quarter, and increased $573.2 million, or 6.74%, compared with the year-ago quarter. Average originated installment loans increased $206.0 million, or 6.76%, compared with the prior quarter, and increased $635.4 million, or 24.27%, compared with the year-ago quarter.

Deposits

Average deposits were $21.0 billion during the second quarter 2016, an increase of $331.8 million, or 1.61%, compared with the first quarter 2016, and an increase of $1.3 billion, or 6.53%, compared with the second quarter 2015. Average core deposits were $18.9 billion during the second quarter 2016, or 89.95% of total average deposits, an increase of $428.6 million, or 2.33%, compared with the first quarter 2016 and an increase of $1.5 billion, or 8.44%, compared with the second quarter 2015. Deposit growth continued to be strong, reflecting seasonality and increased balances across the footprint. Despite decreases in short-term interest rates, deposit costs remained unchanged from the prior quarter.

Noninterest Income

Noninterest income, excluding gains and losses on securities transactions1, for the second quarter 2016 was $63.0 million, a decrease of $4.1 million, or 6.18%, from the first quarter 2016 and a decrease of $3.1 million, or 4.64%, from the second quarter 2015. The decrease in noninterest income as a percentage of net revenue in the second quarter of 2016 compared with the first quarter of 2016 and first quarter of 2015 reflects $4.1 million of nonmerger-related real estate write-downs primarily due to branch consolidations, or $2.7 million of costs after tax expense which are included in Other operating income.

Noninterest Expense

Noninterest expense for the second quarter 2016 was $160.3 million, a decrease of $6.6 million, or 3.98%, from the first quarter 2016, and a decrease of $1.4 million, or 0.84%, from the second quarter 2015. Included in noninterest expense for the second quarter 2016 was $2.5 million of merger-related costs, or $1.6 million of after tax expense. Professional services expense decreased $3.9 million, or 46.51%, from the first quarter 2016, and $0.9 million, or 16.63%, from the second quarter 2015 primarily from merger-related costs. Salaries and wages decreased 0.7 million, or 0.95%, compared with the first quarter of 2016, demonstrating expense discipline. Other operating expense experienced a decrease of $2.4 million, or 15.34%, from the first quarter 2016 primarily due to a decrease in expense for the reserve for unfunded lending commitments, gain on sale of other real estate owned, which were offset by an increase in the expense for the FDIC true-up liability.

Provision for Income Taxes

The effective tax rate was 30.98% for the second quarter 2016, compared with 30.40% for the first quarter 2016, and 30.19% for the second quarter 2015.

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

Figure 3. Asset Quality

				Change 2Q 2016 vs.
	2016	2016	2015	2016	2015
(Dollars in thousands)	2nd qtr	1st qtr	2nd qtr	1st qtr	2nd qtr
Net charge-offs	$4,687	$7,630	$6,672	(38.57)%	(29.75)%
Net charge-offs on average originated loans	0.13%	0.22%	0.20%
Nonperforming loans at period end	$84,297	$73,701	$55,142	14.38%	52.87%
Nonperforming assets at period end	115,653	112,293	117,311	2.99%	(1.41)%
Allowance for loan losses	105,175	102,915	101,682	2.20%	3.44%
Allowance for loan losses to nonperforming loans	124.77%	139.64%	184.40%
Provision for originated loan losses	$6,947	$5,410	$10,809	28.41%	(35.73)%

Nonperforming loans totaled $84.3 million at June 30, 2016, an increase of $10.6 million, or 14.38%, compared with March 31, 2016 and an increase of $29.2 million, or 52.87%, compared with June 30, 2015 due to two notes, approximating $12.2 million, with the remaining principal balances being paid off in full subsequent to June 30, 2016.

Nonperforming assets totaled $115.7 million at June 30, 2016, an increase of $3.4 million, or 2.99%, compared with March 31, 2016 and a decrease of $1.7 million, or 1.41%, compared with June 30, 2015. Nonperforming assets at June 30, 2016 represented 0.79% of period-end originated loans plus noncovered other real estate compared with 0.78% at March 31, 2016 and 0.87% at June 30, 2015. Included in nonperforming assets as of June 30, 2016 were $19.0 million of OREO no longer covered by FDIC loss share agreements.

The allowance for originated loan losses totaled $105.2 million at June 30, 2016. At June 30, 2016, the allowance for originated loan losses was 0.72% of period-end originated loans, compared with 0.72% at March 31, 2016, and 0.76% at June 30, 2015. The allowance for credit losses is the sum of the allowance for originated loan losses and the reserve for unfunded lending commitments. The allowance for credit losses was 0.75% of period end originated loans at June 30, 2016, compared with 0.75% at March 31, 2016, and 0.79% at June 30, 2015. The allowance for credit losses to nonperforming loans was 129.65% at June 30, 2016, compared with 146.35% at March 31, 2016, and 191.48% at June 30, 2015.

Capital

Shareholders’ equity was $3.0 billion at June 30, 2016 and March 31, 2016 and $2.9 billion at June 30, 2015. The Corporation continued to have a strong capital position as tangible common equity to assets was 8.48% at June 30, 2016, compared with 8.30% at March 31, 2016 and 8.09% at June 30, 2015. The common share cash dividend paid in the second quarter 2016 was $0.17 per share.

At June 30, 2016, Basel III capital ratios on a transitional basis remain well in excess of applicable regulatory requirements, with a total risk-based capital ratio of 13.94%, and a common equity tier 1 risk-based capital ratio of 10.75%.

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
Adjusted net income, a non-GAAP financial measure, eliminates the effects of restructure, merger-related, and nonmerger-related real estate due to branch consolidation costs. This measure makes it easier to analyze our results by presenting them on a more comparable basis.

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

Figure 4. GAAP to Non-GAAP Reconciliations

(Dollars in thousands)		June 30, 2016	December 31, 2015	June 30, 2015
Tangible common equity to tangible assets at period end
Shareholders’ equity (GAAP)		$3,047,159	$2,940,095	$2,887,957
Less:	Intangible assets	56,020	60,628	65,824
	Goodwill	741,740	741,740	741,740
	Preferred Stock	100,000	100,000	100,000
Tangible common equity (non-GAAP)		$2,149,399	$2,037,727	$1,980,393
Total assets (GAAP)		26,150,587	25,524,604	25,297,014
Less:	Intangible assets	56,020	60,628	65,824
	Goodwill	741,740	741,740	741,740
Tangible assets (non-GAAP)		$25,352,827	$24,722,236	$24,489,450
Tangible common equity to tangible assets ratio (non-GAAP)		8.48%	8.24%	8.09%
Capital (1)		(Basel III)	(Basel III)	(Basel III)
Shareholders' equity (GAAP)		$3,047,159	$2,940,095	$2,887,957
Plus:	Net unrealized (gains)/losses on investment securities related to AOCI	(31,303)	16,946	3,287
	Defined benefit postretirement plan losses related to AOCI	60,776	62,328	64,334
	Goodwill (GAAP)	741,740	741,740	741,740
	Less: Deferred tax liability associated with goodwill (1)	31,777	26,886	21,472
Less:	Net non-qualifying goodwill (regulatory) (1)	709,963	714,854	720,268
	Intangible assets (GAAP)	56,020	60,628	65,824
	Less: Deferred tax liability associated with intangible assets (1)	32,743	43,856	47,636
Less:	Net intangible assets (regulatory)	23,277	16,772	18,188
	Disallowed deferred tax asset (1)	83,132	67,487	74,888
	Other adjustments (1)	55,421	101,231	112,332
Tier 1 capital (regulatory)		2,204,839	2,119,025	2,029,902
Less:	Preferred Stock	100,000	100,000	100,000
Plus:	Tier 1 capital adjustments	55,421	100,000	100,000
CET1 capital (non-GAAP) (1)		2,160,260	2,119,025	2,029,902
Risk-weighted assets (regulatory) (1)		$19,930,314	$19,891,759	$19,386,096
CET1 risk-based capital ratio (non-GAAP) (1)		10.84%	10.65%	10.47%

(Dollars in thousands, except per share amounts)		June 30, 2016	December 31, 2015	June 30, 2015
Book value, common equity value and tangible book value, per share
Shareholders’ equity (GAAP)		$3,047,159	$2,940,095	$2,887,957
Less:	Preferred Stock	100,000	100,000	100,000
Common shareholders' equity (non-GAAP)		2,947,159	2,840,095	2,787,957
Less:	Intangible assets	56,020	60,628	65,824
	Goodwill	741,740	741,740	741,740
Tangible common equity (non-GAAP)		$2,149,399	$2,037,727	$1,980,393
Period end common shares		166,169	165,758	165,773
Book value per share		$18.34	$17.74	$17.42
Common equity per share		17.74	17.13	16.82
Tangible book value per common share		12.94	12.29	11.95

GAAP to Non-GAAP Reconciliations, continued
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2016	2015	2016	2015
Net income (GAAP)		$58,309	$56,584	$112,445	$113,723
Adjustments to net income, net of tax (2)
Plus:	Merger-related nonpersonnel expenses	799	—	4,013	—
	Real estate write-downs due branch consolidation costs	2,679	1,149	2,679	1,932
	Merger-related personnel, and restructure expenses	813	—	1,145	1,149
	Total adjusted charges	4,291	1,149	7,837	3,081
	Adjusted net income (non-GAAP)	$62,600	$57,733	$120,282	$116,804
Annualized net income (GAAP)		$234,518	$226,958	$226,126	$229,331
	Annualized adjusted net income (non-GAAP)	251,776	231,566	241,886	235,544
Average assets (GAAP)		25,923,566	25,129,859	25,846,647	25,015,734
Average equity (GAAP)		3,012,218	2,892,432	2,991,190	2,879,469
Less:	Average Preferred Stock	100,000	100,000	100,000	100,000
Average common shareholders' equity (non-GAAP)		2,912,218	2,792,432	2,891,190	2,779,469
Less:	Average intangible assets	57,142	67,089	58,294	68,383
	Average goodwill	741,740	741,740	741,740	741,740
Average tangible common equity (non-GAAP)		$2,113,336	$1,983,603	$2,091,156	$1,969,346

Return on average assets (GAAP)		0.90%	0.90%	0.87%	0.92%
Adjusted return on average assets net of adjusted charges (non-GAAP)		0.97%	0.92%	0.94%	0.94%
Return on average equity (GAAP)		7.79%	7.85%	7.56%	7.96%
Adjusted return on average equity net of adjusted charges (non-GAAP)		8.36%	8.01%	8.09%	8.18%
Return on average tangible common equity (non-GAAP) (3)		11.10%	11.44%	10.81%	11.65%
Adjusted return on average tangible common equity net adjusted charges (non-GAAP)		11.91%	11.67%	11.57%	11.96%

Net income used in diluted EPS calculation		$56,344	$54,648	$108,552	$109,848
Plus:	Merger-related nonpersonnel expenses	799	—	4,013	—
	Real estate write-downs due branch consolidation costs	2,679	1,149	2,679	1,932
	Merger-related personnel, and restructure expenses	813	—	1,145	1,149
	Adjusted net income used in diluted EPS calculation (non-GAAP)	60,635	55,797	116,389	112,929
Weighted average number of common shares outstanding - diluted		166,807	166,277	166,563	166,089
Diluted earnings per common share		$0.34	$0.33	$0.65	$0.66
	Adjusted diluted earnings per common share (non-GAAP)	0.36	0.34	0.70	0.68

GAAP to Non-GAAP Reconciliations, continued

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2016	2015	2016	2015
Net interest income (GAAP)		$186,078	$185,118	$371,234	$370,741
TE Adjustment		3,819	3,900	7,778	7,831
Net interest income TE (non-GAAP)		189,897	189,018	379,012	378,572
Noninterest income (GAAP)		65,115	66,582	132,509	132,429
Adjustments to noninterest income (2)
Less:	Securities gains/(losses)	2,164	567	2,459	921
Plus:	Real estate write-downs due branch consolidation costs (3)	4,121	1,768	4,121	2,973
	Adjusted noninterest income (non-GAAP)	67,072	67,783	134,171	134,481
Adjusted total revenue, TE excluding securities gains/(losses) (non-GAAP)		256,969	256,801	513,183	513,053
Noninterest expense (GAAP)		160,320	161,674	327,283	322,326
Adjustments to noninterest expense (2)
Less:	Intangible asset amortization	2,304	2,598	4,608	5,196
	Adjusted noninterest expense, excluding amortization of intangibles	158,016	159,076	322,675	317,130
Less:	Acquisition related personnel, and restructure expesnes(3)	1,251	—	1,762	1,767
	Acquisition related nonpersonnel expenses (3)	1,230	—	6,174	—
	Adjusted noninterest expense (non-GAAP)	$155,535	$159,076	$314,739	$315,363

Net interest margin on a TE basis (non-GAAP)		3.30%	3.39%	3.31%	3.43%
Fee income ratio (non-GAAP)		24.90%	25.88%	25.55%	25.78%
Efficiency ratio, excluding amortization of intangible assets and security gains/(losses) (non-GAAP)		62.49%	62.37%	63.39%	62.17%
Adjusted efficiency ratio (non-GAAP)		60.53%	61.95%	61.33%	61.47%

(1) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 and the CET1 risk-based capital ratio. June 30, 2016 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets.
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

RESULTS OF OPERATIONS
Figure 5. Average Tax-Equivalent Balance Sheets - Quarter to Date

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$622,355			$724,095			$518,820
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. government agency obligations (taxable)	5,558,522	$28,018	2.03%	5,470,079	$27,763	2.04%	5,452,598	$27,098	1.99%
Obligations of states and political subdivisions (tax exempt)	702,550	7,755	4.44%	743,159	8,161	4.42%	724,653	8,443	4.67%
Other securities and federal funds sold	613,677	5,331	3.49%	592,144	5,386	3.66%	594,478	5,077	3.43%
Total investment securities and federal funds sold	6,874,749	41,104	2.40%	6,805,382	41,310	2.44%	6,771,729	40,618	2.41%
Loans held for sale	3,652	33	3.63%	5,253	52	3.98%	3,631	46	5.08%
Loans, including loss share receivable (2)	16,242,902	164,022	4.06%	16,079,447	163,285	4.08%	15,577,361	162,610	4.19%
Total earning assets	23,121,303	$205,159	3.57%	22,890,082	$204,647	3.60%	22,352,721	$203,274	3.65%
Total allowance for loan losses	(151,267)			(152,600)			(146,558)
Other assets	2,331,175			2,309,280			2,404,876
Total assets	$25,923,566			$25,770,857			$25,129,859
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,035,959	$—	—%	$5,990,796	$—	—%	$5,722,240	$—	—%
Interest-bearing	3,601,589	1,013	0.11%	3,590,598	929	0.10%	3,203,836	783	0.10%
Savings and money market accounts	9,223,623	5,641	0.25%	8,851,135	5,652	0.26%	8,467,845	5,588	0.26%
Certificates and other time deposits	2,106,279	3,116	0.60%	2,203,136	3,289	0.60%	2,288,741	2,510	0.44%
Total deposits	20,967,450	9,770	0.19%	20,635,665	9,870	0.19%	19,682,662	8,881	0.18%
Securities sold under agreements to repurchase	689,279	109	0.06%	844,290	265	0.13%	1,285,920	329	0.10%
Wholesale borrowings	376,838	1,121	1.20%	473,149	1,234	1.05%	393,379	1,129	1.15%
Long-term debt	519,376	4,262	3.30%	505,376	4,163	3.31%	508,744	3,917	3.09%
Total interest-bearing liabilities	16,516,984	15,262	0.37%	16,467,684	15,532	0.38%	16,148,465	14,256	0.35%
Other liabilities	358,405			342,210			366,722
Shareholders’ equity	3,012,218			2,970,167			2,892,432
Total liabilities and shareholders’ equity	$25,923,566			$25,770,857			$25,129,859
Net yield on earning assets	$23,121,303	$189,897	3.30%	$22,890,082	$189,115	3.32%	$22,352,721	$189,018	3.39%
Interest rate spread			3.20%			3.22%			3.30%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $3.8 million, $4.0 million, and $3.9 million for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively.
(2) Nonaccrual loans have been included in the average balances.

Figure 6. Average Tax-Equivalent Balance Sheets - Year to Date

	Six Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate	Average Balance	Interest (1)	Average Rate
ASSETS
Cash and cash equivalents	$673,225			$540,920
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	5,514,302	$55,782	2.03%	5,391,501	$53,858	2.01%
Obligations of states and political subdivisions (tax exempt)	722,854	15,916	4.43%	728,882	17,590	4.87%
Other securities and federal funds sold	602,910	10,717	3.57%	599,648	10,267	3.45%
Total investment securities and federal funds sold	6,840,066	82,415	2.42%	6,720,031	81,715	2.45%
Loans held for sale	4,453	85	3.84%	4,550	103	4.56%
Loans, including loss share receivable (2)	16,161,173	327,306	4.07%	15,502,686	324,902	4.23%
Total earning assets	23,005,692	$409,806	3.58%	22,227,267	$406,720	3.69%
Total allowance for loan losses	(151,935)			(145,467)
Other assets	2,319,665			2,393,014
Total assets	$25,846,647			$25,015,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,013,378	$—	—%	$5,725,483	$—	—%
Interest-bearing	3,596,094	1,942	0.11%	3,206,545	1,550	0.10%
Savings and money market accounts	9,037,379	11,293	0.25%	8,504,794	11,135	0.26%
Certificates and other time deposits	2,154,708	6,405	0.60%	2,298,677	4,687	0.41%
Total deposits	20,801,559	19,640	0.19%	19,735,499	17,372	0.18%
Securities sold under agreements to repurchase	766,785	374	0.10%	1,156,113	572	0.10%
Wholesale borrowings	424,993	2,355	1.11%	372,302	2,289	1.24%
Long-term debt	512,376	8,425	3.31%	505,125	7,915	3.16%
Total interest-bearing liabilities	16,492,335	30,794	0.38%	16,043,556	28,148	0.35%
Other liabilities	349,744			367,226
Shareholders’ equity	2,991,190			2,879,469
Total liabilities and shareholders’ equity	$25,846,647			$25,015,734
Net yield on earning assets	$23,005,692	$379,012	3.31%	$22,227,267	$378,572	3.43%
Interest rate spread			3.20%			3.34%

(1) The net yield on earning assets is calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal and/or state income taxes. As such, these tax-exempt securities typically yield lower returns than taxable securities. To provide more meaningful comparisons of net interest margins for all earning assets, net interest income on a taxable-equivalent basis is used in calculating net interest margin by increasing the interest earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles in the Consolidated Statements of Income. The taxable-equivalent adjustments to net interest income were $7.8 million and $7.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
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

Figure 7. Changes in Net Interest Income Tax-Equivalent Rate/Volume Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 and 2015			2016 and 2015
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
(In thousands)	Due to Volume	Due to Rate	Net	Due to Volume	Due to Rate	Net
INTEREST INCOME-TE
Investment securities and federal funds sold:
Taxable	$672	$502	$1,174	$1,361	$1,013	$2,374
Tax-exempt	(253)	(435)	(688)	(145)	(1,529)	(1,674)
Loans held for sale	—	(13)	(13)	(2)	(16)	(18)
Loans	6,819	(5,407)	1,412	13,541	(11,137)	2,404
Total interest income-TE	7,238	(5,353)	1,885	14,755	(11,669)	3,086
INTEREST EXPENSE
Interest on deposits:
Interest bearing	104	126	230	199	193	392
Savings and money market accounts	479	(426)	53	679	(521)	158
Certificates and other time deposits	(213)	819	606	(310)	2,028	1,718
Securities sold under agreements to repurchase	(120)	(100)	(220)	(190)	(8)	(198)
Wholesale borrowings	(48)	40	(8)	305	(239)	66
Long-term debt	83	262	345	114	396	510
Total interest expense	285	721	1,006	797	1,849	2,646
Net interest income-TE	$6,953	$(6,074)	$879	$13,958	$(13,518)	$440

Note: Rate/volume variances are allocated on the basis of absolute value of the change in each.

The following table in Figure 8 provides net interest income-TE and net interest margin totals for the three and six months ended June 30, 2016 and 2015:

Figure 8. Net Interest Income and Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net interest income	$186,078	$185,118	$371,234	$370,741
Tax equivalent adjustment	3,819	3,900	7,778	7,831
Net interest income-TE	189,897	189,018	379,012	378,572
Average earning assets	$23,121,303	$22,352,721	23,005,692	22,227,267
Net interest margin	3.30%	3.39%	3.31%	3.43%

For the three months ended June 30, 2016, net interest income-TE was $189.9 million, an increase of $0.9 million, or 0.47%, from the year ago period. The net interest margin for the three months ended June 30, 2016 was 3.30%, 9 basis points lower than 3.39% for the same year ago quarter. The decrease in taxable equivalent net interest income was attributable to a decrease in acquired and FDIC acquired loan yields, slightly offset by the benefit provided by an increase in average earning assets. Average earning assets increased by $0.8 billion, or 3.44%, for the three months ended June 30, 2016, compared to the same period in 2015. The increase in average earnings assets primarily reflected a $665.5 million increase in average total loans and a $103.0 million increase in average investments. The average yield on earning assets decreased from 3.65% in the second quarter of 2015 to 3.57% in the second quarter of 2016 primarily from decreased yields on the loan portfolios. Originated loan yields were up 14 basis points to 3.61% from the year ago quarter due to competitive pricing pressures in a low rate environment and repayments on higher yielding loans. The yield on FDIC acquired loans was down 116 basis points from the year ago quarter due to a $2.6 million decrease in FDIC acquired loan discount accretion, partly offset by a $0.8 million favorable reduction in the indemnification asset amortization. These reductions are the result of the continued decline in FDIC acquired loan average balances, which declined $84.5 million, or 30.0%, from the year ago quarter. The yield on acquired loans was also down 16 basis point to 7.96% contributing to the overall decrease in total loan yields

Quarterly average balances for investment securities were up from the year ago quarter increasing investment interest income by $0.4 million. Lower quarterly average wholesale borrowings and slightly lower rates during the second quarter of 2016 caused a net decrease in interest expense of $8.0 thousand compared to the same year ago period. The cost of funds for the year as a percentage of average earning assets increased to 0.07% for the three months ended June 30, 2016 from 0.06% at June 30, 2015.

Noninterest Income

Excluding investment securities transactions, noninterest income for the three and six months ended June 30, 2016 totaled $63.0 million and $130.1 million, respectively and totaled $66.0 million and $131.5 million for the three and six months ended June 30, 2015. Noninterest income decreased $3.1 million, or 4.64%, compared to the three months ended June 30, 2015, and decreased $1.5 million, or 1.11% compared to the six months ended June 30, 2015. Noninterest income as a percentage of net revenue (net interest income-TE plus noninterest income, less securities transactions) was 24.90% for the three months ended June 30, 2016, a decrease from 25.88% in the year ago quarter, and 25.55% for the six months ended June 30, 2016, a decrease from 25.78% in 2015. Significant changes in noninterest income for the three and six months ended June 30, 2016 are discussed immediately after Figure 9.

Figure 9. Noninterest Income

	Three Months Ended June 30,		% Increase (Decrease) 2016 vs. 2015	Six Months Ended June 30,		% Increase (Decrease) 2016 vs. 2015
(Dollars in thousands)	2016	2015		2016	2015
Trust department income	$11,167	$10,820	3.21%	$21,451	$20,969	2.30%
Service charges on deposits	16,263	16,704	(2.64)%	31,849	32,372	(1.62)%
Credit card fees	14,942	14,124	5.79%	28,520	26,773	6.53%
ATM and other service fees	6,427	6,345	1.29%	12,661	12,444	1.74%
Bank owned life insurance income	4,186	3,697	13.23%	7,882	7,289	8.14%
Investment services and life insurance	3,851	3,871	(0.52)%	7,756	7,575	2.39%
Investment securities gains/(losses), net	2,164	567	281.66%	2,459	921	166.99%
Loan sales and servicing income	1,995	3,276	(39.10)%	3,847	4,876	(21.10)%
Other operating income	4,120	7,178	(42.60)%	16,084	19,210	(16.27)%
Total noninterest income	$65,115	$66,582	(2.20)%	$132,509	$132,429	0.06%

Noninterest income as a percent of net revenue (1)	24.90%	25.88%		25.55%	25.78%

(1) TE net interest income plus noninterest income, less gains/(losses) from securities.

The decrease in noninterest income as a percentage of net revenue in the second quarter of 2016 compared with the first quarter of 2016 and second quarter of 2015 reflects $4.1 million of nonmerger-related real estate write-downs primarily due to branch consolidations, or $2.7 million of costs after tax expense which are included in Other operating income.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2016 totaled $160.3 million and $327.3 million, respectively, compared with $161.7 million and $322.3 million in the same periods a year ago. This resulted in a decrease of $1.4 million, or 0.84% for the quarter-to-date period, and an increase of $5.0 million of 1.54% for the year-to-date period. Significant changes in noninterest expense for the three and six months ended June 30, 2016 are discussed immediately after Figure 10.

Figure 10. Noninterest Expense

	Three Months Ended June 30,		% Increase (Decrease) 2016 vs 2015	Six Months Ended June 30,		% Increase (Decrease) 2016 vs 2015
(Dollars in thousands)	2016	2015		2016	2015
Salaries and wages	$68,752	$67,485	1.88%	$138,162	$139,400	(0.89)%
Pension and employee benefits	18,037	18,535	(2.69)%	34,507	37,146	(7.10)%
Net occupancy expense	13,466	13,727	(1.90)%	28,240	29,681	(4.85)%
Equipment expense	12,078	12,592	(4.08)%	24,486	23,617	3.68%
Taxes, other than federal income taxes	1,922	2,032	(5.41)%	3,953	4,045	(2.27)%
Stationery, supplies and postage	2,945	3,370	(12.61)%	6,564	6,898	(4.84)%
Bankcard, loan processing, and other costs	12,269	12,461	(1.54)%	23,277	23,600	(1.37)%
Advertising	3,685	3,103	18.76%	6,946	5,850	18.74%
Professional services	4,467	5,358	(16.63)%	12,818	9,368	36.83%
Telephone	2,115	2,599	(18.62)%	4,538	5,173	(12.28)%
Amortization of intangibles	2,304	2,598	(11.32)%	4,608	5,196	(11.32)%
FDIC insurance expense	5,192	5,077	2.27%	10,637	10,244	3.84%
Other operating expense	13,088	12,737	2.76%	28,547	22,108	29.13%
Total noninterest expense	$160,320	$161,674	(0.84)%	$327,283	$322,326	1.54%

Included in noninterest expense for the second quarter 2016 was $2.5 million of merger-related costs, or $1.6 million of after tax expense. Salaries and wages increased $1.3 million or 1.88% due to merit increases compared to the second quarter of 2015, yet decreased year over year due to fewer full time equivalent employees. Other operating expense increased $0.4 million, or 2.76% compared to the second quarter due to an increase in third party service provider fees, offset by gain on sales of OREO, and a decrease in the reserve for unfunded lending commitments. On a year over year comparison, other operating expense increased $6.4 million, or 29.13%, due to third-party service provider fees, OREO expenses and an increase in the reserve for unfunded lending commitments.

Income Taxes

Income tax expense was $26.2 million and $24.5 million for the three months ended June 30, 2016 and 2015, respectively. The effective income tax rate for the three months ended June 30, 2016 was 30.98% compared to 30.19% for the three months ended June 30, 2015.

Income tax expense was $49.8 million and $49.9 million for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate for the six months ended June 30, 2016 was 30.70% compared to 30.50% for the six months ended June 30, 2015.

LINE OF BUSINESS RESULTS

The Corporation's profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its commercial and retail segments as well as the asset management and trust operations of the wealth segment.

The following tables present a summary of financial results for the three and six months ended June 30, 2016 and 2015. A description of each business line, important financial performance data and the methodologies used to measure financial performance are presented in Note 7 (Segment Information) to the consolidated financial statements.

Figure 11. Line of Business Results

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2016	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$102,754	$206,796	$94,369	$189,096	$6,314	$12,867	$(13,540)	$(29,747)	$189,897	$379,012
Provision/(recapture) for loan losses	1,070	6,842	5,123	9,169	(20)	(175)	218	(1,636)	6,391	14,200
Noninterest income	20,782	41,961	22,079	45,673	15,129	29,437	7,125	15,438	65,115	132,509
Noninterest expense	57,201	118,221	84,880	173,575	13,883	27,236	4,356	8,251	160,320	327,283
Net income/(loss)	41,486	78,539	17,189	33,816	4,927	9,908	(5,293)	(9,818)	58,309	112,445
AVERAGES:
Assets	$9,600,103	$9,596,152	$6,370,350	$6,301,303	$314,752	$310,159	$9,638,361	$9,639,033	$25,923,566	$25,846,647
Loans	9,721,866	9,715,827	6,173,352	6,097,054	306,028	301,586	41,656	46,706	16,242,902	16,161,173
Earnings assets	10,081,198	10,077,716	6,178,619	6,103,154	306,028	301,586	6,555,458	6,523,236	23,121,303	23,005,692
Deposits	7,269,121	7,373,805	11,003,769	11,014,512	1,284,516	1,302,113	1,410,044	1,111,129	20,967,450	20,801,559
Economic capital	1,251,845	1,252,069	867,958	870,360	121,824	126,706	770,591	742,055	3,012,218	2,991,190

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
June 30, 2015	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD	QTD	YTD
(In thousands)
OPERATIONS:
Net interest income/(loss) -TE	$102,528	$205,228	$92,501	$184,527	$5,452	$10,932	$(11,463)	$(22,115)	$189,018	$378,572
Provision/(recapture) for loan losses	2,285	1,759	8,447	15,981	(1)	(171)	(1,765)	(355)	8,966	17,214
Noninterest income	21,918	44,408	23,964	45,701	14,816	28,792	5,884	13,528	66,582	132,429
Noninterest expense	61,032	122,685	87,799	176,070	13,461	27,181	(618)	(3,610)	161,674	322,326
Net income/(loss)	38,963	79,816	13,142	24,815	4,425	8,264	54	828	56,584	113,723
AVERAGES:
Assets	$9,437,824	$9,445,975	$5,951,665	$5,898,835	$290,798	$296,461	$9,449,572	$9,374,463	$25,129,859	$25,015,734
Loans	9,533,843	9,520,262	5,702,015	5,636,666	281,013	286,484	60,490	59,274	15,577,361	15,502,686
Earnings assets	9,828,867	9,811,770	5,707,400	5,645,469	281,013	286,484	6,535,441	6,483,544	22,352,721	22,227,267
Deposits	6,777,434	6,831,887	11,105,954	11,115,005	1,188,563	1,214,617	610,711	573,990	19,682,662	19,735,499
Economic capital	1,355,049	1,349,289	767,803	763,446	111,770	109,969	657,810	656,765	2,892,432	2,879,469

The commercial segment's net income resulted in an increase of $2.5 million, or 6.48%, for the three months ended June 30, 2016 to $41.5 million, from $39.0 million for the three months ended June 30, 2015. TE adjusted net interest income for the commercial segment totaled $102.8 million for the three months ended June 30, 2016 compared to $102.5 million for the three months ended June 30, 2015, an increase of $0.2 million, or 0.22%. The provision for loan losses for the commercial segment was $1.1 million for the three months ended June 30, 2016 compared to $2.3 million for the three months ended June 30, 2015. Net charge-offs decreased to $1.2 million for the three months ended June 30, 2016, compared to $3.2 million during the same period in 2015. Noninterest income decreased $1.1 million to $20.8 million for the three months ended June 30, 2016 compared to $21.9 million for the same period in 2015, due primarily to lower deposit fees, letter of credit fees, and FDIC recoveries. Noninterest expense for the commercial segment was $57.2 million for the three months ended June 30, 2016, down from $61.0 million for the same period of 2015 due to lower legal fees, business development expense, and personnel expenses.

The retail segment's net income increased $4.0 million, or 30.79%, for the three months ended June 30, 2016 to $17.2 million, from $13.1 million for the three months ended June 30, 2015. Net interest income totaled $94.4 million for the three months ended June 30, 2016 compared to $92.5 million for the three months ended June 30, 2015, an increase of $1.9 million, or 2.02%. The increase was due to a $471.3 million increase in loans balances, primarily in Indirect Auto and Recreational lending. Provision for loan losses totaled $5.1 million for the three months ended June 30, 2016 compared to $8.4 million for the three months ended June 30, 2015, a decrease of $3.3 million, or 39.35%. Net charge-offs decreased to $3.6 million for the three months ended June 30, 2016, compared to $4.0 million during the same period in 2015. Noninterest income was $22.1 million for the three months ended June 30, 2016 compared to $24.0 million for the three months ended June 30, 2015, a decrease of $1.9 million, or 7.87%, primarily attributable to a lower mortgage servicing income and branch closure related charges. Noninterest expense decreased $2.9 million, or 3.32%, to $84.9 million for the three months ended June 30, 2016 compared to $87.8 million for the three months ended June 30, 2015 due to lower occupancy and OREO expenses, as well as the reduction resulting from operating losses that occurred in the second quarter of 2015.
The wealth segment's net income increased $0.5 million, or 11.34%, for the three months ended June 30,

2016 to $4.9 million, from $4.4 million for the three months ended June 30, 2015. Net interest income totaled $6.3 million for the three months ended June 30, 2016 compared to $5.5 million for the three months ended June 30, 2015, an increase of $0.9 million, or 15.81%. Noninterest income was $15.1 million for the three months ended June 30, 2016 compared to $14.8 million for the three months ended June 30, 2015, an increase of $0.3 million, or 2.11%, attributable to increased trust income. Noninterest expense increased $0.4 million, or 3.13%, to $13.9 million for the three months ended June 30, 2016 compared to $13.5 million for the three months ended June 30, 2015.
Activities that are not directly attributable to one of the primary lines of business are included in the Other segment. Included in this category are the Parent Company, community development operations, treasury group, including the securities portfolio, wholesale funding and asset liability management activities, inter-company eliminations, acquisition related expenses, and the economic impact of certain assets, capital and support functions not specifically identifiable with the three primary lines of business. The Other segment recorded a net loss of $5.3 million for the three months ended June 30, 2016, compared to a net gain of $0.1 million for the three months ended June 30, 2015. The decrease was impacted by $2.5 million of merger-related costs.

FINANCIAL CONDITION

Investment Securities

The following table provides information with respect to amortized cost and fair value of the Corporation's investment security portfolio.

Figure 12. Investment Securities

	June 30, 2016			December 31, 2015			June 30, 2015
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair value	Net Unrealized Gain/(Loss)
Available-for-sale securities (1)	$4,274,004	$4,318,688	$44,684	$4,005,782	$3,967,735	$(38,047)	$3,851,202	$3,838,509	$(12,693)
Held-to-maturity securities (2)	2,514,161	2,545,740	31,579	2,674,093	2,659,119	(14,974)	2,787,513	2,760,120	(27,393)
Other securities (3)	148,367	148,367	—	148,172	148,172	—	147,967	147,967	—
Total investment securities	$6,936,532	$7,012,795	$76,263	$6,828,047	$6,775,026	$(53,021)	$6,786,682	$6,746,596	$(40,086)

(1) Carried at fair value on the Consolidated Balance Sheets.
(2) Carried at amortized cost on the Consolidated Balance Sheets.
(3) Carried at amortized cost on the Consolidated Balance Sheets and consist primarily of FHLB and FRB stock.

Available-for-sale securities are held primarily for liquidity, and interest rate risk management. The Corporation’s available-for-sale investment policy is to invest in securities viewed to have low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, MBS, and corporate bonds. The Corporation has invested in floating rate CLOs beginning in the second quarter of 2013. The CLO portfolio had an amortized cost of $297.9 million as of June 30, 2016, compared to $297.8 million as of December 31, 2015 and $259.7 million as of June 30, 2015. Net unrealized losses on the CLO portfolio amounted to $6.1 million, $8.4 million, and $1.7 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The current yield on the CLO portfolio approximates 3.08% as of June 30, 2016. Management believes that its holdings of CLOs are not ownership interests in covered funds prohibited by the Volcker Rule regulations and, therefore, expects to be able to hold these investments until their stated maturities. Management seeks to maintain a CLO portfolio consistent with the requirements of the Volcker Rule, and new CLO investments are being made in accordance with this strategy. In 2015, the Corporation purchased $38.0 million of newly issued CLO investments that Management believes to be exempt from the Volcker Rule as these CLOs are structured in a manner consistent with the loan securitization exclusion set forth in the Volcker Rule.

Loans

Total loans at June 30, 2016 were $16.3 billion, compared to $16.1 billion at December 31, 2015, and $15.7 billion at June 30, 2015. Total loans as of June 30, 2016 include $1.5 billion in acquired loans and $189.3 million in FDIC acquired loans, including a loss share receivable of $8.6 million. Acquired loans resulted from the acquisition of Citizens in the second quarter of 2013. FDIC acquired loans resulted from the 2010 FDIC-assisted acquisitions of George Washington and Midwest. The major categories of loans outstanding and concentration distributions are presented in the following tables, segregated between originated, acquired, and FDIC acquired loans.

Figure 13. Period End Loans by Product Type

	As of June 30, 2016
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,882,994	40.1%	$181,503	12.2%	$31,274	17.3%	$6,095,771	37.3%
CRE	2,035,498	13.9%	368,800	24.8%	79,888	44.2%	2,484,186	15.2%
Construction	705,340	4.8%	4,111	0.3%	4,631	2.6%	714,082	4.4%
Leases	508,534	3.5%	—	—%	—	—%	508,534	3.1%
Total Commercial	9,132,366	62.3%	554,414	37.2%	115,793	64.1%	9,802,573	60.0%
Residential mortgages	728,534	5.0%	292,877	19.7%	33,370	18.5%	1,054,781	6.5%
Installment	3,353,084	22.9%	494,429	33.2%	1,808	1.0%	3,849,321	23.6%
Home equity lines	1,276,661	8.7%	146,916	9.9%	29,813	16.5%	1,453,390	8.9%
Credit card	174,986	1.2%	—	—%	—	—%	174,986	1.1%
Total Consumer	5,533,265	37.7%	934,222	62.8%	64,991	35.9%	6,532,478	40.0%
Subtotal	14,665,631	100.0%	1,488,636	100.0%	180,784	100.0%	16,335,051	100.0%
Loss share receivable	—	n/m	—	n/m	8,555	n/m	8,555	n/m
Total Loans	14,665,631	n/m	1,488,636	n/m	189,339	n/m	16,343,606	n/m
Allowance for loan losses	(105,175)	n/m	(4,256)	n/m	(40,218)	n/m	(149,649)	n/m
Net Loans	$14,560,456	n/m	$1,484,380	n/m	$149,121	n/m	$16,193,957	n/m

	As of December 31, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,793,408	41.0%	$240,145	13.8%	$35,466	17.3%	$6,069,019	37.7%
CRE	2,077,344	14.7%	430,891	24.7%	87,774	42.7%	2,596,009	16.2%
Construction	645,337	4.6%	6,113	0.3%	5,869	2.9%	657,319	4.1%
Leases	491,741	3.5%	—	—%	—	—%	491,741	3.1%
Total Commercial	9,007,830	63.8%	677,149	38.8%	129,109	62.9%	9,814,088	61.1%
Residential mortgages	689,045	4.9%	324,008	18.6%	35,568	17.3%	1,048,621	6.5%
Installment	2,990,349	21.2%	573,372	32.9%	2,077	1.0%	3,565,798	22.2%
Home equity lines	1,248,438	8.8%	168,542	9.7%	38,668	18.8%	1,455,648	9.1%
Credit card	182,843	1.3%	—	—%	—	—%	182,843	1.1%
Total Consumer	5,110,675	36.2%	1,065,922	61.2%	76,313	37.1%	6,252,910	38.9%
Subtotal	14,118,505	100.0%	1,743,071	100.0%	205,422	100.0%	16,066,998	100.0%
Loss share receivable	—	n/m	—	n/m	9,947	n/m	9,947	n/m
Total Loans	14,118,505	n/m	1,743,071	n/m	$215,369	n/m	16,076,945	n/m
Allowance for loan losses	(105,135)	n/m	(3,877)	n/m	(44,679)	n/m	(153,691)	n/m
Net Loans	$14,013,370	n/m	$1,739,194	n/m	$170,690	n/m	$15,923,254	n/m

	As of June 30, 2015
	Originated Loans		Acquired Loans (1)		FDIC Acquired Loans (2)		Total Loans
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
C&I	$5,471,363	41.0%	$337,423	16.1%	$38,138	15.8%	$5,846,924	37.3%
CRE	2,138,373	16.0%	533,945	25.5%	101,808	42.1%	2,774,126	17.7%
Construction	586,894	4.4%	6,230	0.3%	5,875	2.4%	598,999	3.8%
Leases	436,702	3.3%	—	—%	—	—%	436,702	2.8%
Total Commercial	8,633,332	64.6%	877,598	41.9%	145,821	60.3%	9,656,751	61.5%
Residential mortgages	653,143	4.9%	358,559	17.1%	38,029	15.7%	1,049,731	6.7%
Installment	2,720,059	20.4%	659,348	31.5%	2,299	1.0%	3,381,706	21.5%
Home equity lines	1,180,802	8.8%	200,179	9.6%	55,545	23.0%	1,436,526	9.2%
Credit card	168,576	1.3%	—	—%	—	—%	168,576	1.1%
Total Consumer	4,722,580	35.4%	1,218,086	58.1%	95,873	39.7%	6,036,539	38.5%
Subtotal	13,355,912	100.0%	2,095,684	100.0%	241,694	100.0%	15,693,290	100.0%
Loss share receivable	—	n/m	—	n/m	11,820	n/m	11,820	n/m
Total Loans	13,355,912	n/m	2,095,684	n/m	253,514	n/m	15,705,110	n/m
Allowance for loan losses	(101,682)	n/m	(4,950)	n/m	(41,627)	n/m	(148,259)	n/m
Net Loans	$13,254,230	n/m	$2,090,734	n/m	$211,887	n/m	$15,556,851	n/m

n/m = Not Meaningful
(1) Loans assumed from Citizens.
(2) Loans acquired in an FDIC-assisted transaction. George Washington and Midwest non-single family loss share agreements with the FDIC expired at March 31, 2015 and June 30, 2015, respectively. As of June 30, 2016, $65.0 million of FDIC acquired loans remained covered by single family loss share agreements, providing considerable protection against credit risk.

Originated Loans

Total originated loans increased from December 31, 2015 by $547.1 million, or 3.88%, and increased from June 30, 2015 by $1.3 billion, or 9.81%. The loan growth was balanced between commercial and consumer throughout the footprint. Commercial loans increased $124.5 million, or 0.35%, compared with December 31, 2015, and $499.0 million, or 5.78%, compared with June 30, 2015. Leases contributed primarily to the overall increase in commercial loans. As of June 30, 2016, leases totaled $508.5 million compared to $491.7 million and $436.7 million at December 31, 2015 and June 30, 2015, respectively, resulting in increases of $16.8 million, or 3.42%, from December 31, 2015 and $71.8 million, or 16.45%, from June 30, 2015.

Consumer loans increased $422.6 million, or 8.27%, compared with December 31, 2015, and $810.7 million, or 17.17%, compared with June 30, 2015. Installment loans contributed primarily to the overall increase in consumer loans. Installment loans increased $362.7 million, or 12.13%, compared with December 31, 2015, and increased $633.0 million, or 23.27%, compared with June 30, 2015. This growth is a result of introducing recreational lending into the Corporation's legacy markets and expanding indirect auto lending into Michigan and Wisconsin. The leasing line of business has continued to see considerable increase in activity.

The Corporation has approximately $4.8 billion of loans secured by real estate. Approximately 82.83% of the property underlying these loans is located within the Corporation's primary market area of Ohio, the Chicago, Illinois-metropolitan area, Michigan, Wisconsin, and Western Pennsylvania.

Acquired Loans

Acquired loans are those purchased in the Citizens acquisition during the second quarter of 2013. Total acquired loans was $1.5 billion as of June 30, 2016, a decrease from December 31, 2015 and June 30, 2015 of $254.4 million, or 14.60%, and $607.0 million, or 28.97%, respectively. The acquired loan portfolio will continue to decline, through payoffs, charge-offs, or terminations, unless the Corporation acquires additional loans in the future.

FDIC Acquired Loans and Related Loss Share Receivable

FDIC acquired loans include loans purchased in the 2010 FDIC-assisted acquisitions of George Washington and Midwest. George Washington and Midwest non-single family loans covered by loss share agreements expired on March 31, 2015 and June 30, 2015, respectively, resulting in $115.8 million of loans no longer being covered as of June 30, 2016. As of June 30, 2016, $65.0 million of loans remained covered by single family loss share agreements, until the agreements expire in March and June of 2020.

Total FDIC acquired loans, including the loss share receivable, were $189.3 million as of June 30, 2016, a decrease from December 31, 2015 and June 30, 2015 of $26.0 million, or 12.09%, and $64.2 million, or 25.31%, respectively. The FDIC acquired loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

As of June 30, 2016, the loss share receivable related to the remaining single family covered loans was $8.6 million and recorded as part of FDIC acquired loans.

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

At June 30, 2016, the allowance for originated loan losses was $105.2 million, or 0.72% of originated loans outstanding, compared to $105.1 million, or 0.74%, and $101.7 million, or 0.76%, at December 31, 2015 and June 30, 2015, respectively. The allowance equaled 124.77% of nonperforming loans at June 30, 2016 compared to 238.37% and 184.40% at December 31, 2015 and June 30, 2015, respectively. The additional reserves related to qualitative risk factors totaled $57.3 million at June 30, 2016, compared to $61.3 million and $60.2 million at December 31, 2015 and June 30, 2015, respectively. Nonperforming loans have increased by $40.2 million, or 91.13%, when compared to December 31, 2015 and increased by $29.2 million, or 52.87%, when compared to June 30, 2015. This increase in nonperforming loans and the resulting decrease in the allowance to nonperforming loans ratio at June 30, 2016 was primarily due to the classification of three specific credits as nonperforming. Based on management's evaluation as of June 30, 2016, no loss is expected on these credits and thus there was no impact on the allowance for loan losses.

Net charge-offs on originated loans were $4.7 million and 0.13% of average originated loans outstanding during the three months ended June 30, 2016, compared to $6.7 million and 0.20% of average originated loans outstanding during the three months ended June 30, 2015. Losses are charged against the ALL as soon as they are identified.

The reserve for unfunded lending commitments at June 30, 2016, December 31, 2015, and June 30, 2015 was $4.1 million, $4.1 million, and $3.9 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for originated loan losses and the reserve for unfunded lending commitments, amounted to $109.3 million, $109.2 million, and $105.6 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Figure 14. Summary of the Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance for Originated Loan Losses - beginning of period	$102,915	$97,545	$105,135	$95,696
Originated loans charged-off:
Commercial	2,634	3,577	5,882	4,262
Mortgage	708	373	1,158	797
Installment	4,548	4,621	10,858	9,226
Home equity	937	971	1,964	1,882
Credit cards	1,031	1,209	2,484	2,661
Leases	—	—	—	—
Overdrafts	940	547	1,468	1,037
Total charge-offs	10,798	11,298	23,814	19,865
Originated Recoveries:
Commercial	1,509	448	2,045	773
Mortgage	45	89	65	124
Installment	3,337	2,716	6,951	5,584
Home equity	499	839	1,123	1,452
Credit cards	421	358	778	724
Manufactured housing	4	6	10	19
Leases	29	3	49	7
Overdrafts	267	167	476	323
Total recoveries	6,111	4,626	11,497	9,006
Originated net charge-offs	4,687	6,672	12,317	10,859
Provision for originated loan losses	6,947	10,809	12,357	16,845
Allowance for originated loan losses - end of period	$105,175	$101,682	$105,175	$101,682
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of period	$4,944	$4,330	$4,068	$5,848
Provision for/(relief of) credit losses	(832)	(425)	44	(1,943)
Balance at end of period	$4,112	$3,905	$4,112	$3,905
Allowance for credit losses	$109,287	$105,587	$109,287	$105,587
Average originated loans outstanding	14,489,924	13,092,972	14,338,858	12,892,495
Ratio to average originated loans:
Originated net charge-offs	0.13%	0.20%	0.17%	0.17%
Provision for originated loan losses	0.19%	0.33%	0.17%	0.26%
Originated loans outstanding	$14,665,631	$13,355,912	$14,665,631	$13,355,912
Allowance for originated loan losses:
As a percentage of period-end originated loans	0.72%	0.76%	0.72%	0.76%
As a percentage of nonperforming originated loans	124.77%	184.40%	124.77%	184.40%
As a multiple of originated net charge-offs	5.58	3.80	4.25	4.64
Allowance for credit losses:
As a percentage of period-end originated loans	0.75%	0.79%	0.75%	0.79%
As a percentage of nonperforming originated loans	129.65%	191.48%	129.65%	191.48%
As a multiple of annualized net charge-offs	5.80	3.95	4.41	4.82

(1) The reserve for unfunded commitments is recorded in "Other liabilities" in the Consolidated Balance Sheets.

Figure 15. Overall Credit Quality by Specific Asset and Risk Categories of Originated Loans

	As of June 30, 2016
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$62,707	$30,051	$—	$42,272	$7,874	$679	$23,385	$166,968
Allowance	10,447	507	—	1,149	169	201	981	13,454
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	75,818	742	12,001					88,561
Grade 1 allowance	7	—	2					9
Grade 2 loan balance	416,677	806	49,953					467,436
Grade 2 allowance	6	2	1					9
Grade 3 loan balance	1,267,423	340,510	87,346					1,695,279
Grade 3 allowance	654	58	49					761
Grade 4 loan balance	3,886,039	2,306,853	325,346					6,518,238
Grade 4 allowance	19,041	4,641	1,050					24,732
Grade 5 (Special Mention) loan balance	59,987	45,658	22,830					128,475
Grade 5 allowance	3,418	2,878	583					6,879
Grade 6 (Substandard) loan balance	106,002	16,218	11,058					133,278
Grade 6 allowance	11,494	353	665					12,512
Grade 7 (Doubtful) loan balance	8,341	—	—					8,341
Grade 7 allowance	23	—	—					23
Consumer loans based on payment status:
Current loan balance				3,288,947	1,264,767	172,292	692,679	5,418,685
Current loan allowance				12,227	15,179	4,514	3,598	35,518
30 days past due loan balance				14,721	1,214	729	9,564	26,228
30 days past due allowance				1,141	542	541	280	2,504
60 days past due loan balance				3,245	666	495	903	5,309
60 days past due allowance				1,033	636	582	285	2,536
90+ days past due loan balance				3,899	2,140	791	2,003	8,833
90+ days past due allowance				1,229	3,262	1,312	435	6,238
Total originated loans	$5,882,994	$2,740,838	$508,534	$3,353,084	$1,276,661	$174,986	$728,534	$14,665,631
Total allowance for originated loan losses	$45,090	$8,439	$2,350	$16,779	$19,788	$7,150	$5,579	$105,175

	As of December 31, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$43,818	$16,614	$—	$36,904	$7,080	$717	$23,905	$129,038
Allowance	11,837	128	—	1,009	188	243	944	14,349
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	60,440	773	12,732					73,945
Grade 1 allowance	2	—	—					2
Grade 2 loan balance	353,581	831	69,258					423,670
Grade 2 allowance	9	2	1					12
Grade 3 loan balance	1,371,850	379,169	49,956					1,800,975
Grade 3 allowance	742	102	25					869
Grade 4 loan balance	3,756,333	2,266,131	344,763					6,367,227
Grade 4 allowance	13,127	6,144	732					20,003
Grade 5 (Special Mention) loan balance	119,051	25,561	7,858					152,470
Grade 5 allowance	6,743	1,025	178					7,946
Grade 6 (Substandard) loan balance	85,754	33,603	7,174					126,531
Grade 6 allowance	12,285	3,824	377					16,486
Grade 7 (Doubtful) loan balance	2,581	(1)	—					2,580
Grade 7 allowance	15	—	—					15
Consumer loans based on payment status:
Current loan balance				2,927,640	1,237,185	179,693	652,255	4,996,773
Current loan allowance				10,068	16,230	5,525	2,984	34,807
30 days past due loan balance				17,366	1,811	1,362	7,890	28,429
30 days past due allowance				1,123	707	1,183	248	3,261
60 days past due loan balance				4,612	884	477	1,254	7,227
60 days past due allowance				1,050	792	683	156	2,681
90+ days past due loan balance				3,827	1,478	594	3,741	9,640
90+ days past due allowance				933	2,177	1,197	397	4,704
Total originated loans	$5,793,408	$2,722,681	$491,741	$2,990,349	$1,248,438	$182,843	$689,045	$14,118,505
Total allowance for originated loan losses	$44,760	$11,225	$1,313	$14,183	$20,094	$8,831	$4,729	$105,135

	As of June 30, 2015
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Component:
Loan balance	$45,969	$12,072	$1,162	$31,927	$7,421	$787	$24,697	$124,035
Allowance	9,117	151	—	1,001	217	250	890	11,626
Collectively Impaired Components:
Commercial loans based on risk rating:
Grade 1 loan balance	65,856	807	14,688					81,351
Grade 1 allowance	2	—	—					2
Grade 2 loan balance	206,384	1,166	29,564					237,114
Grade 2 allowance	8	2	1					11
Grade 3 loan balance	1,417,295	423,346	65,664					1,906,305
Grade 3 allowance	912	154	37					1,103
Grade 4 loan balance	3,566,115	2,245,135	321,268					6,132,518
Grade 4 allowance	16,169	7,038	469					23,676
Grade 5 (Special Mention) loan balance	92,430	25,801	2,956					121,187
Grade 5 allowance	6,943	621	62					7,626
Grade 6 (Substandard) loan balance	73,671	16,940	1,400					92,011
Grade 6 allowance	9,666	2,074	50					11,790
Grade 7 (Doubtful) loan balance	3,643	—	—					3,643
Grade 7 allowance	59	—	—					59
Consumer loans based on payment status:
Current loan balance				2,670,226	1,169,615	166,317	614,938	4,621,096
Current loan allowance				11,931	17,054	5,639	3,673	38,297
30 days past due loan balance				11,088	2,073	645	6,789	20,595
30 days past due allowance				739	979	540	226	2,484
60 days past due loan balance				2,893	661	289	1,326	5,169
60 days past due allowance				592	625	407	199	1,823
90+ days past due loan balance				3,925	1,032	538	5,393	10,888
90+ days past due allowance				647	1,164	982	392	3,185
Total originated loans	$5,471,363	$2,725,267	$436,702	$2,720,059	$1,180,802	$168,576	$653,143	$13,355,912
Total allowance for originated loan losses	$42,876	$10,040	$619	$14,910	$20,039	$7,818	$5,380	$101,682

Allowance for Acquired Loan Losses

The Citizens’ loans were recorded at their fair value as of the Acquisition Date and the prior ALL was eliminated. An ALL for nonimpaired acquired loans is estimated using a methodology similar to that used for originated loans. The allowance determined for each acquired nonimpaired loan is compared to the remaining fair value adjustment for that loan. If the computed allowance is greater, the excess is added to the allowance through a provision for loan losses. If the computed allowance is less, no additional allowance is recognized. As of June 30, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for acquired nonimpaired loans was recorded.

Charge-offs and actual losses on an acquired nonimpaired loan first reduce any remaining fair value discount for that loan. Once a loan's discount is depleted, charge-offs and actual losses are applied against the ALL. During the three months ended June 30, 2016 , a net recapture to the provision for loan losses, of $0.2 million was recorded, compared to a provision of loan losses equal to net charge-offs of $1.6 million recorded for the three months ended June 30, 2015. Charge-offs on acquired nonimpaired loans were mainly related to consumer loans that were written off in accordance with the Corporation’s credit policies based on a predetermined number of days past due.

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

During the six months ended June 30, 2016, there was a provision of losses on acquired impaired loans of $0.4 million compared to a recapture of $2.5 million in the six months ended June 30, 2015. The allowance for acquired impaired loan losses was $4.3 million and $5.0 million as of June 30, 2016 and 2015, respectively. In addition to the provision in the six months ended June 30, 2016, an additional $4.9 million of cash flow was reclassified from non-accretable to accretable cash flow within the quarter. Life to date, the acquired impaired portfolio’s performance has exceeded original expectations with $142.1 million being reclassified from non-accretable to accretable cash flow, while total cumulative provision has totaled $4.3 million.

Allowance for FDIC Acquired Loan Losses

The ALL on FDIC nonimpaired acquired loans is estimated similar to acquired loans as described above except any increase to the allowance and provision for loan losses is partially offset by an increase in the loss share receivable for the portion of the losses recoverable under the loss share agreements with the FDIC. As of June 30, 2016, the computed ALL was less than the remaining fair value discount; therefore, no ALL for FDIC nonimpaired loans was recorded.

The ALL for FDIC acquired impaired loans was $40.2 million, $44.7 million, and $41.6 million as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively, and is determined in a manner similar to the acquired impaired loans described above. During the three months ended June 30, 2016, $0.2 million of recapture of previous provision expense on FDIC acquired impaired loans were recognized with an offsetting increase of $12.0 thousand to the loss share receivable. The net recapture from the impaired FDIC acquired portfolio was $0.2 million in the three months ended June 30, 2016, compared to a net recapture of $891.0 thousand in the three months ended June 30, 2015.

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

•	Other real estate acquired through foreclosure in satisfaction of a loan.

Figure 16. Asset Quality (1)

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Nonperforming originated loans:
Restructured nonaccrual loans:
Commercial loans	$30,660	$12,567	$16,502
Consumer loans	11,311	9,805	10,982
Total restructured loans	41,971	22,372	27,484
Other nonaccrual loans:
Commercial loans	36,282	15,541	21,387
Consumer loans	6,044	6,192	6,271
Total nonaccrual loans	42,326	21,733	27,658
Total nonperforming originated loans	84,297	44,105	55,142
Other real estate, excluding covered assets (2) (3)	31,356	50,393	62,169
Total nonperforming assets ("NPAs") (3)	$115,653	$94,498	$117,311
Originated loans past due 90 days or more accruing interest	$8,008	$8,022	$8,009
Total NPAs as a percentage of total originated loans and noncovered OREO (3)	0.79%	0.67%	0.87%

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
(2) As of June 30, 2016, OREO included 18 former banking facilities that the Corporation no longer intends to use for banking purposes valued at approximately $4.0 million.
(3) As of June 30, 2016, $19.0 million of OREO was no longer covered by a FDIC loss share agreement, therefore, was included in NPAs. OREO that remains covered by FDIC loss share agreements has considerable protection against credit risk and are not reported as NPAs.

Nonperforming loans totaled $84.3 million at June 30, 2016, an increase of $10.6 million, or 14.38%, compared with March 31, 2016 and an increase of $29.2 million, or 52.87%, compared with June 30, 2015 due to two notes, approximating $12.2 million, with the remaining principal balances being paid off in full subsequent to June 30, 2016.

Total nonperforming assets as of June 30, 2016 were $115.7 million, an increase of $21.2 million, or 22.39%, from December 31, 2015 and a decrease of $1.7 million, or 1.41%, from June 30, 2015. Commercial nonperforming originated loans increased $38.8 million, or 138.16%, from December 31, 2015 and increased $29.1 million, or 76.68%, from June 30, 2015. Total OREO decreased $19.0 million, or 37.78%, from December 31, 2015 and decreased $30.8 million, or 49.56%, from June 30, 2015. Due to the expiration of certain FDIC loss share agreements in 2015, $19.0 million of OREO no longer covered by a FDIC loss share agreement is being being reported as nonperforming assets as of June 30, 2016.

Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that debtors will repay their debts. Borrower FICO scores are obtained from a nationally recognized consumer rating agency on a quarterly basis and trends are evaluated for consideration as a qualitative adjustment to the allowance. As of June 30, 2016, the average FICO scores on the originated consumer portfolio subcomponents are excellent with average scores on installment loans at 760, home equity lines at 778, residential mortgages at 747, and credit cards at 763.

Figure 17. Nonaccrual Originated Commercial Loan Flow Analysis

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2016	2016	2015	2015	2015
Nonaccrual originated commercial loans - beginning of period	$56,726	$28,108	$30,821	$37,889	$28,478
Credit Actions:
New	22,340	41,808	11,720	16,899	22,400
Charged down	(2,633)	(3,222)	(6,961)	(4,372)	(3,104)
Return to accruing status	(1,998)	(3,662)	—	(8,904)	(6,923)
Payments	(7,493)	(6,306)	(7,472)	(10,691)	(2,962)
Nonaccrual originated commercial loans - end of period	$66,942	$56,726	$28,108	$30,821	$37,889

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

The Corporation’s TDR portfolio is summarized in the following table.

Figure 18. TDR Portfolio

(In thousands)	June 30, 2016	June 30, 2015
Originated TDRs	$130,865	$104,648
Acquired TDRs (1)	17,002	11,362
FDIC Acquired TDRs (1)	22,219	22,976
Total TDRs	$170,086	$138,986
Nonperforming TDRs	$58,966	$30,368

(1) Acquired and FDIC acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the date of acquisition and are accounted for in pools.

Originated consumer TDRs are predominantly composed of installment loans, first and second lien residential mortgages and home equity lines of credit. Total originated consumer TDRs represented 56.71% and 61.95% of the total originated TDR portfolio as of June 30, 2016, and June 30, 2015, respectively. The Corporation restructures residential mortgages in a variety of ways to help clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by loss share agreements.  The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for FNMA and FHLMC.

The Corporation has also modified certain loans according to provisions in loss share agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the loss share agreements.

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. Interest income recognized on impaired loans was $0.4 million and $0.6 million, for the three and six months ended June 30, 2016, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. Interest income which would have been earned in accordance with the original terms was $1.4 million and $2.6 million, for the three and six months ended June 30, 2016 compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively.

Deposits, Securities Sold Under Agreements to Repurchase, Wholesale Borrowings and Long-term Debt

Average quarter to date deposits totaled $21.0 billion as of June 30, 2016, $20.0 billion as of December 31, 2015, and $19.7 billion as of June 30, 2015. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation's deposit products and their respective rates.

Figure 19. Respective Rates of Deposit Products and Funding

	Three Months Ended
	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$6,035,959	—%	$5,982,186	—%	$5,722,240	—%
Interest-bearing	3,601,589	0.11%	3,352,908	0.09%	3,203,836	0.10%
Savings and money market accounts	9,223,623	0.25%	8,408,703	0.26%	8,467,845	0.26%
Certificates and other time deposits	2,106,279	0.60%	2,258,996	0.59%	2,288,741	0.44%
Total customer deposits	20,967,450	0.19%	20,002,793	0.19%	19,682,662	0.18%
Securities sold under agreements to repurchase	689,279	0.06%	1,131,659	0.11%	1,285,920	0.10%
Wholesale borrowings	376,838	1.20%	402,679	1.18%	393,379	1.15%
Long-term debt	519,376	3.30%	508,954	3.19%	508,744	3.09%
Total funds	$22,552,943	0.27%	$22,046,085	0.28%	$21,870,705	0.26%

Average quarter to date demand deposits comprised 45.96% of average deposits during the three months ended June 30, 2016, compared to 46.67% during the three months ended December 31, 2015, and 45.35% during the three months ended June 30, 2015. Savings accounts, including money market products, made up 43.99% of average deposits during the three months ended June 30, 2016 compared to 42.04% during the three months ended December 31, 2015, and 43.02% during the three months ended June 30, 2015. Certificates and other time deposits made up 10.05% of average deposits during the three months ended June 30, 2016, 11.29% during the three months ended December 31, 2015, and 11.63% during the three months ended June 30, 2015.

The average cost of interest-bearing deposits, federal funds purchased and securities sold under agreements to repurchase, wholesale borrowings and long-term debt was 0.37% at June 30, 2016, up 2 basis points from 0.35% at June 30, 2015.

The following table in Figure 20 summarizes certificates and other time deposits in amounts of $100 thousand or more for the three months ended June 30, 2016 by time remaining until maturity.

Figure 20. Certificates and Other Time Deposits in increments of $100 Thousand or More

(In thousands)
Time until maturity:	Amount
Under 3 months	$157,170
3 to 6 months	140,448
6 to 12 months	125,107
Over 12 months	209,733
Total	$632,458

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders' equity was $3.0 billion as of June 30, 2016, compared with $2.9 billion as of December 31, 2015, and June 30, 2015. The Corporation's Common Stock is traded on the NASDAQ under the symbol FMER with 11,286 holders of record at June 30, 2016.

•
At June 30, 2016, the Corporation's common equity value per common share was $17.74 based on approximately 166.2 million shares outstanding at June 30, 2016, compared to $17.13 based on approximately 165.8 million shares outstanding at December 31, 2015, and $16.82 based on approximately 165.8 million shares outstanding at June 30, 2015.

•	At June 30, 2016, the Corporation's tangible book value per common share was $12.94 compared to $12.29 at December 31, 2015, and $11.95 at June 30, 2015.

•	At June 30, 2016, the Corporation's book value per common share was $18.34, compared to $17.74 at December 31, 2015, and $17.42 at June 30, 2015.

•
At June 30, 2016, the Corporation had approximately 4.0 million treasury shares, compared to approximately 4.4 million treasury shares at December 31, 2015 and June 30, 2015. Treasury shares are typically issued as needed in connection with stock-based compensation awards and for other corporate purposes.

During the second quarter of 2016, the Corporation made a dividend payment of $0.17 per share, or 28.1 million in the aggregate, on its Common Stock. As of June 30, 2016, the dividend of $0.17 per common share has annualized rate of $0.68 per common share. Also, in the second quarter of 2016, the Corporation made a quarterly dividend payment of $1.5 million in the aggregate, or $14.69 per share, or $0.37 per depositary share, on the Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, which trades on the NYSE.

On May 13, 2015, the Corporation repurchased a warrant previously issued by Citizens to the U.S. Treasury for $12.2 million, which resulted in a reduction to capital surplus in the amount of $9.2 million.

The following table in Figure 21 shows activities that caused the change in outstanding Common Stock over the past five quarters.

Figure 21. Changes in Common Stock Outstanding

	2016	2016	2015	2015	2015
(Shares in thousands)	2nd qtr	1st qtr	4th qtr	3rd qtr	2nd qtr
Beginning of period	165,720	165,758	165,759	165,773	165,453
Issued/(repurchased)	(167)	(55)	(15)	(20)	(210)
Reissued/(returned) under employee benefit plans, net	616	17	14	6	530
End of period	166,169	165,720	165,758	165,759	165,773

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to tangible assets of 8.48% at June 30, 2016, compared with 8.24% at December 31, 2015, and 8.09% at June 30, 2015.

Financial institutions are subject to a strict uniform system of capital-based regulations. Under this system, there are five different categories of capitalization, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

As of June 30, 2016, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well-capitalized category.

Figure 22. Capital Position

(Dollars in thousands)	June 30, 2016		December 31, 2015		June 30, 2015
Consolidated
Total equity	$3,047,159	11.65%	$2,940,095	11.52%	$2,887,957	11.42%
Common equity (1)	2,947,159	11.27%	2,840,095	11.13%	2,787,957	11.02%
CET1 capital (1) (2)	2,160,260	10.84%	2,119,025	10.65%	2,029,902	10.47%
Tier 1 capital (1) (2)	2,204,839	11.06%	2,119,025	10.65%	2,029,902	10.47%
Total risk-based capital (1) (2)	2,799,651	14.05%	2,733,143	13.74%	2,638,943	13.61%
Tier 1 leverage (2)	2,204,839	8.78%	2,119,025	8.63%	2,029,902	8.36%
Tangible common equity (1)	2,149,399	8.48%	2,037,727	8.24%	1,980,393	8.09%

	June 30, 2016		December 31, 2015		June 30, 2015
Bank Only
Total equity	$3,189,501	12.19%	$3,083,117	12.08%	$3,035,571	12.01%
Common equity (1)	3,189,501	12.19%	3,083,117	12.08%	3,035,571	12.01%
CET1 capital (1) (2)	2,340,402	11.74%	2,262,669	11.38%	2,169,590	11.20%
Tier 1 capital (1) (2)	2,340,402	11.74%	2,262,669	11.38%	2,169,590	11.20%
Total risk-based capital (1) (2)	2,742,255	13.75%	2,668,419	13.42%	2,569,644	13.27%
Tier 1 leverage (2)	2,340,402	9.34%	2,262,669	9.23%	2,169,590	8.95%
Tangible common equity (1)	2,391,741	9.43%	2,280,749	9.23%	2,228,007	9.10%

(1) See Figure 4 entitled GAAP to Non-GAAP Reconciliations, which presents the computations of certain financial measures related to tangible common equity and efficiency ratios. The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period to period comparisons.
(2) The Basel III capital rules, effective January 1, 2015, replace tier 1 common equity and the associated tier 1 common equity ratio with CET1 capital and the CET1 risk-based capital ratio. June 30, 2016 figures are preliminary and presented on a Basel III basis and reflect transitional capital requirements and phase-in provisions, including the standardized approach for calculating risk weighted assets. December 31, 2015 and June 30, 2015 amounts and ratios are reported on a Basel III basis.

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

Presented below is the Corporation’s interest rate risk profile as of June 30, 2016 and 2015:

Figure 23. Net Interest Income Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2016	(8.32)%	1.87%	3.33%	4.31%
June 30, 2015	(5.01)%	1.89%	3.67%	5.00%

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

Presented below is the Corporation’s EVE profile as of June 30, 2016 and 2015:

Figure 24. EVE Simulation Results

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
June 30, 2016	(4.36)%	2.90%	3.97%	3.84%
June 30, 2015	(3.86)%	1.49%	1.92%	1.61%

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

The Corporation’s primary source of liquidity is its core deposit base. Core deposits comprised approximately 89.94% of total deposits at June 30, 2016. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $3.0 billion as of June 30, 2016.

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

Funding Trends for the Quarter - During the three months ended June 30, 2016, lower cost core deposits decreased by $84.7 million from the first quarter 2016. In the aggregate, there was a decrease in deposits of

$148.7 million from March 31, 2016. The Corporation’s loan to deposit ratio increased to 78.00% as of June 30, 2016 from 76.89% as of March 31, 2016. Securities sold under agreements to repurchase decreased $33.0 million from March 31, 2016. Wholesale borrowings and long-term debt had a net increase of $96.6 million from March 31, 2016.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the three months ended June 30, 2016, the Bank paid $72.4 million in dividends to the Corporation. As of June 30, 2016, the Bank had an additional $365.5 million available to pay dividends without regulatory approval.

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
During the quarter ended June 30, 2016, there was no change in internal control over financial reporting, as described in "Internal Control-Integrated Framework," as updated by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
The following table provides information with respect to purchases the Corporation made of shares of its Common Stock during the second quarter of the 2016 fiscal year:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1 - April 30, 2016	151,616	$22.33	—	396,272
May 1 - May 31, 2016	9,127	21.63	—	396,272
June 1 - June 30, 2016	6,368	20.51	—	396,272
Total	167,111	$22.23	—	396,272

(1)
Reflects 167,111 shares of Common Stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of Common Stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the second quarter of 2016.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares of Common Stock (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.     OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
10.1	FirstMerit Corporation 2011 Equity Incentive Plan Form of Time-Based Restricted Stock Unit Award Agreement
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (furnished herewith).
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)

July 29, 2016

FirstMerit Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
10.1	FirstMerit Corporation 2011 Equity Incentive Plan Form of Time-Based Restricted Stock Unit Award Agreement
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Senior Executive Vice President and Chief Financial Officer of FirstMerit Corporation (furnished herewith).
101.1
The following financial information from FirstMerit Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.